Form 10-Q
period 1996-03-31
SHAMAN PHARMACEUTICALS INC
filed 1996-05-15
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:                   0-21022


                          SHAMAN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       94-3095806
 (State or other jurisdiction                        (I.R.S. Employer
of incorporation of organization)                  Identification Number)


       213 East Grand Avenue                               94080
  South San Francisco, California
(Address of principal executive offices)                 (ZIP Code)


Registrant's telephone number, including area code:  415-952-7070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes        X               No

Number of shares of Common Stock, $.001 par value, outstanding as of March 31, 1996: 13,351,133

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 MARCH 31, 1996


PART I         FINANCIAL INFORMATION
Item 1         Financial Statements and Notes

               Condensed Balance Sheets as of March 31, 1996
               and December 31, 1995                                           3

               Condensed Statements of Operations for the three months
               ended March 31, 1996 and March 31, 1995                         4

               Condensed Statements of Cash Flows for the three months
               ended March 31, 1996 and March 31, 1995                         5

               Note to Condensed Financial Statements                          6

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7



PART II        OTHER INFORMATION                                              13

Item 1         Legal Proceedings

Item 2         Changes in Securities

Item 3         Defaults in Senior Securities

Item 4         Submission of Matters to a Vote of Security Holders

Item 5         Other Information

Item 6         Exhibits and Reports on Form 8-K

SIGNATURES                                                                    14


PART I.  FINANCIAL INFORMATION.

         Item 1.  Financial Statements and Notes

                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


                                                      March 31,     December 31,
                                                        1996            1995
                                                     (Unaudited)       (Note)
ASSETS

Current assets:
     Cash and cash equivalents                     $  8,378,572    $  9,210,123
     Short-term investments                          13,465,733      17,454,778
     Prepaid expenses and other current assets          743,037         858,724
                                                    ------------   ------------
Total current assets                                 22,587,342      27,523,625

Property and equipment, net                           5,940,531       6,158,056

Other assets                                            128,080         128,080
                                                   ------------    ------------

Total assets                                       $ 28,655,953    $ 33,809,761
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses   $  1,016,291    $    668,078
     Accrued clinical trial costs                       707,265       1,016,573
     Accrued professional fees                          519,712         705,374
     Accrued compensation                               377,543         383,089
     Advances - contract research                       289,855         789,855
     Current installments of long-term obligations    1,141,356       1,111,128
                                                   ------------    ------------

Total current liabilities                             4,052,022       4,674,097

Long-term obligations, excluding
     current installments                             5,314,050       4,930,263

Stockholders' equity:
     Common stock                                        13,351          13,258
     Additional paid-in capital                      88,244,444      88,170,926
     Deferred compensation and other adjustments       (125,352)       (146,956)
     Accumulated deficit                            (68,842,562)    (63,831,827)
                                                   ------------    ------------

Total stockholders' equity                           19,289,881      24,205,401
                                                   ------------    ------------

Total liabilities and stockholders' equity         $ 28,655,953    $ 33,809,761
                                                   ============    ============

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Note 1 to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                           -------------------
                                          1996            1995
                                      ------------    ------------
Revenue from collaborative
agreement                             $    500,000    $       --

Operating expenses:
  Research and development            $  4,798,371       3,880,908
  General and administrative               868,203         877,379
                                      ------------    ------------

Total operating expenses                 5,666,574       4,758,287
                                      ------------    ------------

Loss from operations                    (5,166,574)     (4,758,287)


Other income (expense):

  Interest income                          318,104         436,946
  Interest expense                        (162,265)       (161,422)
                                      ------------    ------------

Net loss                              $ (5,010,735)   $ (4,482,763)
                                      ============    ============

Net loss per share                    $      (0.38)   $      (0.34)
                                      ============    ============

Shares used in calculation
  of net loss per share                 13,334,000      13,038,000
                                      ============    ============










See Note 1 to condensed financial statements.


                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------

                                                         1996           1995
                                                    ------------    -----------

Operating activities:

Net loss                                            $ (5,010,735)   $(4,482,763)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                          656,589        636,734

  Contribution of common stock                              --            6,137

  Changes in operating assets and liabilities:

    Prepaid expenses, other current assets
    and other assets                                     115,687        116,766

    Accounts payable, accrued expenses and
    contract research advances                          (652,303)    (1,225,783)
                                                    ------------    -----------

Net cash used in operating activities                 (4,890,762)    (4,948,909)
                                                    ------------    -----------

Investing activities:

  Purchases of short investments                      (6,388,869)    (3,510,358)

  Maturities of available-for-sale investments        10,333,314      8,629,500

  Capital expenditures                                  (408,793)       (31,543)
                                                    ------------    -----------

Net cash provided by investing activities              3,535,652      5,087,599

Financing activities:

  Proceeds from issuance of common stock                 109,544        160,822

  Proceeds from long-term obligations                    600,000           --

  Principal payments on long-term obligations           (185,985)      (209,405)
                                                    ------------    -----------

Net cash provided by (used in) financing activities      523,559        (48,583)

Net increase (decrease) in cash and cash equivalents    (831,551)        90,107

Cash and cash equivalents at beginning of period       9,210,123      8,776,582
                                                    ------------    -----------

Cash and cash equivalents at end of period          $  8,378,572    $ 8,866,689
                                                    ============    ===========




See Note 1 to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

1.       Basis of Presentation

         Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") is a mid-stage pharmaceutical company developing new drugs from tropical plants with a history of medicinal use. These drugs are expected to provide new medicines with applications in human health care markets.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year.

         This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 1, 1996.

         Operating expenses for 1995 have been reclassified to conform to 1996 presentation.

                          SHAMAN PHARMACEUTICALS, INC.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Overview

         During the ten months from inception in May 1989 until March 1990, the Company was engaged in organizational efforts, including the formation of its Scientific Strategy Team and hiring of scientific and management personnel. In March 1990, the Company began focusing its research efforts on the discovery and development of new classes of pharmaceuticals derived from tropical plants. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company has been unprofitable since its inception and expects to continue to incur substantial and increasing losses over the next several years, due primarily to the expense of preclinical studies, clinical trials, and expansion of its research and development programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. As of March 31, 1996, Shaman had an accumulated deficit of approximately $68.8 million. Shaman has financed its research and development activities and operations primarily through private placements of its equity securities, an initial public offering of common stock in January 1993, a secondary offering completed in December 1993 and, to a lesser extent, through equipment and leasehold improvement financings and collaborative agreements.

         Shaman centers its research efforts in therapeutic programs in which the Company believes that its drug discovery approach provides a distinct competitive advantage over other methodologies. Shaman's ethnobotanical strategy provides the basis for focusing on therapeutic targets which: (a) have symptoms that are easily observable and being treated by traditional healers using plant-based remedies; (b) are best modeled by whole animal testing; (c) have an underlying pathophysiology which is complicated and characterized by multiple abnormalities that could lead to the disease state; and (d) have large market opportunities which are not well managed by available therapies. Diabetes mellitus, which fits these parameters, is the Company's lead basic research effort.

     In October 1995, the Company announced that Virend(R), its plant-derived antiviral drug, was shown to be efficacious in healing herpes lesions in a Phase II clinical trial. The study involved 45 patients with AIDS and recurring genital herpes. Results from the randomized, double-blind, placebo-controlled study showed that 38% of patients receiving Virend had lesions that healed completely, compared with 14% in the placebo-controlled group. Based on these results, the Company is planning to begin a Phase III study in patients with genital herpes in 1996.

         The Company also announced late in 1995 that preclinical animal research showed Provir(TM), a second plant-derived product, to be potentially effective as an oral antidiarrheal agent. Because Provir's safety has been established in previously conducted Phase I clinical trials, the Company expects to initiate Phase II trials in 1996 for the treatment of secretory diarrhea.

         In June 1995, the Company licensed several patents from Bayer AG ("Bayer") relating to the use of a compound known as nikkomycin Z for the development of antifungal agents. Under the terms of the agreement, the Company has paid Bayer a licensing fee and may be required, upon the occurrence of certain events, to make clinical milestone payments and to pay royalties on any commercialized products derived from the agreement. Shaman initially intends to develop nikkomycin Z for the treatment of endemic mycoses, systemic fungal diseases which can be life threatening, especially in immunocompromised patients. Shaman is finalizing its preclinical data package for nikkomycin Z and intends to file an Investigational New Drug application to begin human clinical trials late in 1996.

         In May 1995, Shaman entered into a three-year collaborative agreement with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan for the research and development of compounds for the treatment of non-insulin-dependent diabetes mellitus. Under the terms of the agreement, Shaman screens diabetes-specific plants in vivo, isolates and identifies active compounds, and participates in any medicinal chemistry modification. In turn, Ono provides preclinical and clinical development capabilities through proprietary in vitro assays and medicinal chemistry efforts. Ono will retain development and commercialization rights in Japan, South Korea and Taiwan while Shaman will retain all other territorial rights. The Company is actively pursuing an additional partner in its diabetes research and development program.


Results of Operations

         Three Months Ended March 31, 1996 and March 31, 1995

         The Company recorded revenues of $500,000 for the quarter ended March 31, 1996 for ongoing research funding under the collaborative agreement with Ono signed in May, 1995. There was no corresponding collaboration revenue for the same quarter a year ago.

         Overall,  total operating  expenses  increased $908,000 for the quarter ended March 31, 1996 compared with the quarter ended March 31, 1995. Substantially all of the increase is attributable to the Company's development activities with respect to nikkomycin Z and expanded efforts in its diabetes program. Research and development expenses are likely to increase in upcoming quarters as the Company initiates additional clinical trials for its product candidates. General and administrative expenses were virtually unchanged for the quarter ended March 31, 1996 compared with the quarter ended March 31, 1995. General and administrative expenses are not expected to materially increase in 1996 because the Company's increased clinical activity does not require commensurate increases in general and administrative support.

         Interest income decreased for the quarter ended March 31, 1996 compared with the quarter ended March 31, 1995 due to lower cash and investment balances as the Company funds its operations. Interest expense was virtually unchanged between the first quarter of 1995 and the first quarter of 1996 despite higher debt balances in 1996 because the average interest rate on the Company's unsecured term loan (more fully described under the heading "Liquidity and Capital Resources") was 8% for the quarter compared with an average interest rate of approximately 12% for the lease debt in effect during the quarter ended March 31, 1995.


Liquidity and Capital Resources

         For the quarter ended March 31, 1996, the Company funded its operations principally through net maturities in its available-for-sale investment portfolio. Funds required for capital assets and facilities expansion were obtained from the Company's unsecured term loan, along with an advance of approximately $200,000 to fund planned expansion in the second quarter.

         As of March 31, 1996, the Company's cash, cash equivalents, and investments totaled approximately $21.8 million, compared with $26.7 million at December 31, 1995 with an average investment maturity of five and four and a half months, respectively. The Company invests excess cash according to its investment policy that provides guidelines with regard to liquidity, type of investment, credit rating and concentration limits.

         In October 1995, the Company closed a $2.5 million unsecured term loan to finance capital asset acquisitions and facilities expansion. The credit facility may be increased to $5.0 million if specified collaborative or financing objectives are met. The four-year loan requires monthly interest payments for the first 18 months, at which time the principal and accrued interest will be payable over the remaining 30 months. If the Company does not achieve its collaborative or financing milestones by May 15, 1996, payment terms will be accelerated to 24 months beginning on that date. Interest on each advance is charged at the London Interbank Offered Rate (LIBOR) plus 1.5% or prime plus 0.5%. At March 31, 1996, the Company had drawn the full $2.5 million at an average interest rate of approximately 8.0%. This debt is classified as long-term at March 31, 1996.

         The Company expects to incur substantial additional costs relating to the continued clinical development of its products, other research and development programs, preclinical and clinical testing, and regulatory activities. The Company anticipates that its cash, cash equivalents and investment balances of approximately $21.8 million at March 31, 1996 along with the collaborative revenue committed by Ono will last until the third quarter of 1997.

         Recognizing the need for additional financing, the Company continues to actively pursue collaborative partnerships with pharmaceutical companies to support its research programs. To the extent the Company is successful in creating such partnerships, cash balances would be enhanced through research funding and fees, milestone payments and possible equity investments. Additional potential sources of capital include public and private equity financings, capital equipment financings, and bank lines of credit. There can be no assurance that any of these sources of funds will be available to the Company on reasonable terms, if at all.


Future Outlook

         In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission April 1, 1996.

Risk Factors

         History of Operating Losses; Products Still in Development; Future Profitability Uncertain. Shaman's potential products are in research and development. In order to generate revenues or profits, the Company, alone or with others, must successfully develop, test, obtain regulatory approval and market its potential products. No assurance can be given that these product development efforts will be successful, that required regulatory approvals will be obtained, or that the products, if developed and introduced, will be successfully marketed or achieve market acceptance.

         Additional Financing Requirements and Uncertain Access to Capital Markets. The Company has significant long-term capital requirements and, in the event Shaman receives regulatory approval for any of its products, it will incur substantial expenditures to develop manufacturing, sales and marketing capabilities. The Company will need to raise additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available to the Company to finance its development on acceptable terms, if at all.

     No Assurance of FDA Approval for Marketing; Government Regulation. The Company's activities with respect to research, preclinical development, clinical trials, manufacturing and marketing in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration ("FDA"). The process of obtaining FDA and other required regulatory approvals is lengthy and requires the expenditure of substantial resources. Success cannot be assured. In order to obtain FDA approval, the Company must perform clinical tests to demonstrate to the FDA's satisfaction that a product is safe and effective for its intended uses. The Company may encounter problems in clinical trials which could cause the FDA or the Company to delay or suspend clinical trials. Further, the Company must demonstrate that it is capable of manufacturing bulk product to the relevant standards. There can be no assurance that any of the Company's future studies will demonstrate their intended result, that the Company's products will not have undesirable side effects that may prevent or limit their commercial use, or that the FDA will otherwise approve any of the Company's products.

         Dependence on Sources of Supply. The Company currently imports all of the plant materials from which its products are derived from countries in South and Latin America, Africa and Southeast Asia. To the extent that its products cannot be economically synthesized or otherwise produced, the Company will continue to be dependent upon a supply of raw plant material. In addition, tropical rainforests, and certain irreplaceable plant resources therein, are currently threatened with destruction. In the event portions of the rainforests are destroyed which contain the source material from which Shaman's current or future products are derived, such destruction could have a material adverse effect on the Company's operations and its financial condition.

         Limited Manufacturing and Marketing Experience and Capacity. The Company currently produces products only in quantities necessary for clinical trials and does not have the staff or facilities necessary to manufacture products in commercial quantities. As a result, the Company must rely on collaborative partners or third-party manufacturing facilities, which may not be available on commercially acceptable terms adequate for Shaman's long-term needs. The Company currently has no marketing or sales staff. To the extent that the Company does not or is unable to enter into co-promotion agreements or to arrange for third party distribution of its products, significant additional resources will be required to develop a marketing and sales force.

         Rapid Technological Change and Substantial Competition. The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition from pharmaceutical companies, biotechnology companies and universities is intense. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments.

         Uncertainty Regarding Patents and Proprietary Rights. The Company's success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets. No assurance can be given that the Company's patent applications will be approved, that any patents will provide the Company with competitive advantages for its products or that they will not be successfully challenged or circumvented by the Company's competitors.

         Uncertainty of Health Care Reimbursement and Reform. Shaman's ability to successfully commercialize its products may depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the pricing, availability of distribution channels and reimbursement status of newly approved healthcare products.

         Possible Volatility of Stock Price. The market price of the Company's common stock, like the stock prices of many publicly traded biotechnology and smaller pharmaceutical companies, has been and may continue to be highly volatile.

         Environmental Regulation. In connection with its research and development activities and its periodic manufacturing of clinical trial materials, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

                  None.

Item 2.  Changes in Securities

                  None.

Item 3.  Defaults in Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

                  Exhibit No.               Description

                  10.48 Letter dated March 29, 1996 from The Sumitomo Bank, Limited to Shaman Pharmaceuticals, Inc. amending
                                            the    Loan     Agreement      dated
                                            October 20, 1995 to  extend  the due
                                            date   from   March  31,  1996    to
                                            May 15, 1996 for Registrant to enter
                                            into a collaboration   agreement  or
                                            close an equity issuance.

                  27                        Financial Data Schedule.

(b)               No reports on Form 8-K were filed during the quarter ended
                  March 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1996.


                          Shaman Pharmaceuticals, Inc.
                          (Registrant)



                          /s/   Lisa A. Conte
                          Lisa A. Conte
                          President and Chief Executive Officer
                          (principal executive officer)



                          /s/ Barbara J. Goodrich
                          Barbara J. Goodrich
                          Senior Director of Finance
                          (principal financial and accounting officer)

                           THE SUMITOMO BANK, LIMITED
                       U.S. COMMERICAL BANKING DEPARTMENT
                               PINE STREET CENTER
                           100 PINE STREET, SUITE 3300
                          SAN FRANCISCO, CA 94111-5219
                            TELEPHONE (415) 394-5565
                             FAX:     (415) 394-9797


March 29, 1996




Shaman Pharmaceuticals, Inc.
213 East Grand Avenue
South San Francisco, CA 94080-4812
Attn.:   Ms. Lisa A. Conte
         President and Chief Executive Officer

Re:       Loan Agreement Between Shaman Pharmaceuticals, Inc. and
          The Sumitomo Bank, Limited dated October 20, 1995

Ladies and Gentlemen:

We refer to the above-referenced Loan Agreement (the "Loan Agreement") and the Note. All capitalized terms used but not defined herein shall have the meanings specified in the Loan Agreement.

You have requested the Bank for an extension of the time for the Borrower to enter into a collaboration agreement with a Major Pharmaceutical Company on terms satisfactory to the Bank or close Borrower's Equity Issuance. The Bank is willing to grant such extension on the terms and conditions set forth herein.

Subject to the terms and conditions set forth herein, the Loan Agreement and the Note are hereby amended as follows:

1. The date "March 31, 1996" set forth in Section 2.3(e) of the Loan Agreement is hereby deleted and replaced by the date "May 15, 1996".

2. The date "March 31, 1996" set forth in the third paragraph of the Note is hereby deleted and replaced by the date "May 15, 1996".

Notwithstanding the foregoing amendments to the Loan Agreement and Note, each monthly installment of principal payable pursuant to Section 2.3(e) of the Loan Agreement and the third paragraph of the Note shall continue to be in an amount sufficient to amortize the principal balance of the Loan over the period of twenty-four (24) months commencing with April 1, 1996, and continuing through March 31, 1998, but the first equal monthly installment of principal otherwise payable on the last Business Day of April, 1996, shall instead be payable on May 15, 1996, together with interest accrued thereon. All other equal monthly installments of principal, together with accrued interest thereon, shall continue to be made as required by Section 2.3(e) of the Loan Agreement and the third paragraph of the Note on the last Business Day of each month commencing with May, 1996, and continuing through March 31, 1998.

Shaman Pharmaceuticals, Inc.
March 29, 1996
Page 2
Re:       Loan Agreement Between Shaman Pharmaceuticals, Inc. and
          The Sumitomo Bank, Limited dated October 20, 1995



Except as amended hereby, the terms and conditions of the Loan Agreement and the Note shall remain unchanged and in full force and effect.

If the terms and conditions hereof are acceptable to you, please have the attached copy of this letter duly executed in the place indicated below and return such copy to us. If we do not receive a copy of this letter duly executed by you on or before April 3, 1996, the amendments effected hereby shall not go into effect.

Sincerely,



/s/ C.A. Daly                                   /s/  Andrea B. Sargent

Carole A. Daly                                  Andrea B. Sargent
Vice President                                  Vice President and Manager

DH:mw



Accepted and Agreed to by:
SHAMAN PHARMACEUTICALS, INC.




By:      /s/ Lisa A. Conte
         Name: Lisa A. Conte
         Title:    President & CEO