Form 10-Q
period 1996-06-30
SHAMAN PHARMACEUTICALS INC
filed 1996-08-14
CIK 891933

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                 OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       Commission File Number: 0-21022


                    SHAMAN PHARMACEUTICALS, INC.
       (Exact name of registrant as specified in its charter)


           Delaware                              94-3095806
(State or other jurisdiction of              (I.R.S. Employer
 incorporation of organization)           Identification Number)


    213 East Grand Avenue
South San Francisco, California                              94080
(Address of principal executive offices)                   (ZIP Code)


Registrant's telephone number, including area code:      415-952-7070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes               X                No

Number of shares of Common Stock, $.001 par value, outstanding as of June 30, 1996: 13,389,320

                      SHAMAN PHARMACEUTICALS, INC.

                          INDEX FOR FORM 10-Q

                             June 30, 1996

                                                                      PAGE
                                                                     NUMBER

PART I                FINANCIAL INFORMATION
Item 1.               Financial Statements and Notes

                      Condensed  Balance Sheets as of June 30, 1996    3
                      and December 31, 1995

                      Condensed Statements of Operations for the       4
                      three and six months ended June 30, 1996 and
                      June 30, 1995

                      Condensed Statements of Cash Flows for the       5
                      three and six months ended June 30, 1996 and
                      June 30, 1995

                      Notes to Condensed Financial Statements          6

Item 2.               Management's   Discussion   and  Analysis  of    8
                      Financial Condition and Results of Operations


PART II               OTHER INFORMATION

Item 1.               Legal Proceedings                                14

Item 2.               Changes in Securities                            14

Item 3.               Defaults in Senior Securities                    14

Item 4.               Submission  of Matters to a Vote of  Security    14
                      Holders

Item 5.               Other Information                                15

Item 6.               Exhibits and Reports on Form 8-K                 16


SIGNATURES                                                             17


PART I.  FINANCIAL INFORMATION.

      Item 1.  Financial Statements and Notes

                      SHAMAN PHARMACEUTICALS, INC.
                        CONDENSED BALANCE SHEETS


                                                 June 30,         December 31,
                                                   1996              1995
                                                 ----------        ----------
                                                 (Unaudited)        (Note)
    ASSETS

    Current assets:
       Cash and cash equivalents                 $7,466,159        $9,210,123
       Short-term investments                    10,526,193        17,454,778
       Prepaid expenses and other                 1,007,654           858,724

                                              --------------------------------
    Total current assets                         19,000,006        27,523,625

    Property and equipment, net                   5,579,990         6,158,056

    Other assets                                    128,080           128,080
                                                  ----------        ----------
    Total assets                                $24,708,076       $33,809,761
                                                ============        ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable and other
       accrued expenses                         $  875,970        $  668,078
       Accrued clinical trial costs                731,971         1,016,573
       Accrued professional fees                   544,480           705,374
       Accrued compensation                        267,325           383,089
       Advances - contract research              1,789,855           789,855
       Current installments of long-term
       obligations                               2,416,027         1,111,128
                                                 ----------        ----------

    Total current liabilities                    6,625,628         4,674,097

    Long-term obligations, excluding             3,533,668         4,930,263
    current installments

    Stockholders' equity:
       Common stock                                 13,389            13,258
       Additional paid-in capital               88,447,300        88,170,926
       Deferred compensation and other
       adjustments                                 (98,423)         (146,956)
       Accumulated deficit                     (73,813,486)      (63,831,827)
                                                 ----------        ----------

    Total stockholders'
     equity                                     14,548,780        24,205,401
                                                 ----------        ----------

    Total liabilities and stockholders'
    equity                                     $24,708,076       $33,809,761
                                               ===========       ===========


   NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See notes to condensed financial statements.

                      SHAMAN PHARMACEUTICALS, INC.
                   CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)


                         Three Months Ended          Six Month Ended
                             June 30,                   June 30,
                        ----------------------     --------------------------
                           1996        1995           1996           1995
                        ----------  ----------     -----------   ------------

  Revenue from
  collaborative
  agreement             $500,001    $1,210,145      $1,000,001    $1,210,145

  Operating expenses:
     Research and
     development       4,672,565     4,415,243       9,470,936     8,296,151

     General and
     administrative      904,271       991,776       1,772,474     1,869,155
                      ----------    -----------     -----------  ------------

  Total operating
  expenses             5,576,836     5,407,019      11,243,410    10,165,306
                        ----------  ----------     -----------   ------------

  Loss from           (5,076,835)   (4,196,874)    (10,243,409)   (8,955,161)
  operations

  Other income (expense):

     Interest income     269,654      441,339          587,758       878,285
     Interest expense   (163,743)    (124,974)        (326,008)     (286,396)
                        ----------  ----------     -----------   ------------

  Net loss           $(4,970,924) $(3,880,509)     $(9,981,659)  $(8,363,272)
                        ==========  ==========     ===========   ============

  Net loss per share   $   (0.37)  $    (0.29)     $     (0.75)  $     (0.64)
                        ==========  ==========     ===========   ============

Shares used in
calculation of
net loss per
share                 13,361,000   13,166,000       13,356,000    13,102,000
                        ==========  ==========     ===========   ============









   See notes to condensed financial statements.


                      SHAMAN PHARMACEUTICALS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
            Increase (Decrease) in Cash and Cash Equivalents
                              (Unaudited)


                                  Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                 -------------------   --------------------
                               1996        1995           1996          1995
                             ---------   ---------     ---------   ----------
Operating activities:

Net loss                 $(4,970,924)  $(3,880,509)   $(9,981,659)  $(8,363,272)

Adjustments to
reconcile net
loss to net
cash used in
operating activities:

     Depreciation
     and amortization        633,024       697,149      1,289,613     1,340,020

     Changes in operating
     assets and liabilities:

     Prepaid expenses,
     other current assets
     and other assets       (264,617)      260,672       (148,930)      377,438

      Accounts payable,
      accrued expenses
      and contract
      research advances    1,298,935     1,581,500        646,632       355,717
                          ----------    -----------      ---------    ----------
Net cash used in
operating activities      (3,303,582)   (1,341,188)     (8,194,34)   (6,290,097)
                          ---------     -----------    -----------   -----------
Investing activities:

  Purchases of
  short-term
  investments             (4,562,517)   (6,510,358)   (10,951,386)  (10,021,016)

  Maturities of
  available-
  for-sale
  investments              7,500,000     9,679,000     17,833,314    18,308,500

  Capital
  expenditures              (243,497)     (110,952)      (652,290)     (142,495)
                           ----------     ---------     ----------   -----------
Net cash provided
by investing
activities                 2,693,986     3,057,390      6,229,638     8,144,989

Financing activities:

  Proceeds from
  issuance of
  common stock               202,894       165,964        312,438       326,786

  Proceeds from
  long-term                    --            --           600,000         --
  obligations

  Principal payments on
  long-term obligations     (505,711)     (193,453)      (691,696)     (402,858)
                            ----------    ----------     ----------    ----------
Net cash provided by
(used in)
financing activities        (302,817)      (27,489)       220,742       (76,072)

Net increase
(decrease) in cash
and cash equivalents        (912,413)    1,688,713     (1,743,964)    1,778,820

Cash and cash
equivalents at
beginning of period        8,378,572     8,866,689      9,210,123     8,776,582
                          ----------    -----------    -----------   -----------
Cash and cash
equivalents at
end of period            $7,466,159    $10,555,402     $7,466,159   $10,555,402
                        ===========    ============   ============  ============

See notes to condensed financial statements.

                      SHAMAN PHARMACEUTICALS, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS

                             June 30, 1996
                              (Unaudited)

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

2.    Term Loan

      The Company's unsecured term loan carried a principal repayment acceleration provision if the Company did not achieve certain financing or collaborative objectives by May 15, 1996. The acceleration provisions require that principal amortization be shortened from 30 months to 24 months and that monthly repayment begin May 15, 1996 instead of April 30, 1997. As of May 15, 1996, the Company had not achieved the specified milestones. Accordingly, the Company made three principal payments totaling $312,500 during the quarter and reclassified $1,250,000 of its term debt to current liabilities at June 30, 1996.

3.    Subsequent Event

      In July 1996, the Company closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which it sold 400,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price per share of $8.147. The Preferred Stock does not carry a dividend obligation and is convertible into common stock at the earlier of (a) the investor's option, (b) immediately following any 60 trading day period in which the Company's common stock has consistently traded higher than $8.147, or (c) July 23, 1999. If the Preferred Stock converts prior to July 23, 1999, the conversion ratio will be one share of common stock for each share of preferred. If the Preferred Stock converts on July 23, 1999, the conversion rate will be the higher of $6.00 or a weighted average of the Company's common stock price at the time of conversion. In either case, appropriate adjustments will be made for stock dividends, splits or other adjustments.

       In addition to the initial sale of Preferred Stock, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 shares of common stock to the investor at a premium over an average of the Company's market price at the time of sale. As the Company exercises its rights under the agreement, the investor has the option to increase the shares purchased by up to 577,500 shares. The investor also received a six-year warrant to purchase 550,000 shares of the Company's common stock at a price of $10.184 per share.

Item 2.
          Management's  Discussion  and Analysis of  Financial
               Condition and Results of Operations

Overview

      During the ten months from inception in May 1989 until March 1990, the Company was engaged in organizational efforts, including the formation of its Scientific Strategy Team and hiring of scientific and management personnel. In March 1990, the Company began focusing its research efforts on the discovery and development of new classes of pharmaceuticals derived from tropical plants. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company has been unprofitable since inception and expects to continue to incur substantial and increasing losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and expansion of its research and development programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. As of June 30, 1996, Shaman had an accumulated deficit of approximately $73.8 million. Shaman has financed its research and development activities and operations primarily through private placements of its equity securities, an initial public offering of common stock in January 1993, a secondary offering completed in December 1993 and, to a lesser extent, through equipment and leasehold improvement financings and collaborative agreements.

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

     In July 1996, the Company closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which it sold 400,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price per share of $8.147. The Preferred Stock does not carry a dividend obligation and will convert into common stock by July 23, 1999 at a price per share between $6 and $8.147, depending on the market value of the Company's common stock during the period. In addition to the sale of Preferred Stock, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of common stock to the investor at a premium over an average of the Company's market price at the time of sale. The investor has the option to increase the shares purchased by up to 577,500 shares. The investor also received a six-year warrant to purchase 550,000 shares of the Company's common stock at a price of $10.184 per share.

      In June 1996, the Company initiated a Phase II study for Provir(TM), an oral agent for the treatment of secretory diarrhea. Previous Phase I clinical trials established Provir's safety and preclinical in vivo and in vitro research showed Provir to be potentially effective as an oral antidiarrheal agent.

      In October 1995, the Company announced that Virend(R), a topical agent for the treatment of herpes, was shown to be efficacious in healing herpes lesions in a Phase II clinical trial. The study involved 45 patients with AIDS and recurring genital herpes. Results from the randomized, double-blind, placebo-controlled study showed that 38% of patients receiving Virend had lesions that healed completely, compared with 14% in the placebo-controlled group. Based on these results, the Company is planning to begin a Phase III study in patients with genital herpes in the latter part of 1996.

      The Company has licensed several patents relating to a compound known as nikkomycin Z for the development of antifungal agents. Shaman initially intends to develop nikkomycin Z for the treatment of endemic mycoses, systemic fungal diseases which can be life threatening, especially in immunocompromised patients. The Company is finalizing its preclinical data package for nikkomycin Z and intends to begin human clinical trials late in 1996.

      In May 1995, Shaman entered into a three-year collaborative agreement with Ono Pharmaceutical Co., Ltd. ("Ono" or "Ono collaboration") of Osaka, Japan for the research and development of compounds for the treatment of non-insulin-dependent diabetes mellitus. Under the terms of the agreement, Shaman screens diabetes-specific plants in vivo, isolates and identifies active compounds, and participates in any medicinal chemistry modification. In turn, Ono provides preclinical and clinical development capabilities through proprietary in vitro assays and medicinal chemistry efforts. Ono will retain development and commercialization rights in Japan, South Korea, and Taiwan while Shaman will retain all other territorial rights. The Company is actively pursuing an additional partner in its diabetes research and development program.


Results of Operations

     Six Months Ended June 30, 1996 and June 30, 1995

      The Company recorded revenues of $0.5 million and $1.2 million for the quarters ended June 30, 1996 and 1995, and $1.0 million and $1.2 million for the six month periods ended June 30, 1996 and 1995, respectively. The revenues are a result of ongoing funding for research activities under the Ono collaboration, including an initial one-time access fee paid during the quarter ended June 30, 1995.

      Research and development expenses were $4.7 million and $4.4 million for the quarters ended June 30, 1996 and 1995, and $9.5 million and $8.3 million for the six month periods ended June 30, 1996 and 1995, respectively. The increases are attributable primarily to the Company's preclinical development activities with respect to nikkomycin Z and expanded research efforts in its diabetes program, partially offset by reduced spending for Phase II clinical trials which were completed in October 1995. Research and development expenses are likely to increase in upcoming quarters as the Company continues its clinical trial program for various product candidates.

      General and administrative expenses were approximately $0.9 million and $1.0 million for the quarters ended June 30, 1996 and 1995, and $1.8 million and $1.9 million for the six month periods ended June 30, 1996 and 1995, respectively. General and administrative expenses were higher for the comparable periods in 1995 due primarily to non-recurring bonus and deferred compensation expenses. General and administrative expenses for the current fiscal periods are in line with the Company's plan and are not expected to increase substantially because the Company's expanded clinical activities do not require commensurate increases in general and administrative support.

      Interest income decreased for the quarter ended June 30, 1996, compared with the quarter ended June 30, 1995, due to lower cash and investment balances as the Company funds its operations. The increases in interest expense for the three and six-month periods ending June 30, 1996 over the same periods in 1995 resulted from higher average debt balances in 1996.


Liquidity and Capital Resources

      For the quarter ended June 30, 1996, the Company funded its operations through net maturities in its available-for-sale investment portfolio and through the annual research funding received from the Ono collaboration.

      As of June 30, 1996, the Company's cash, cash equivalents, and investments totaled approximately $18.0 million, compared with $26.7 million at December 31, 1995, with an average investment maturity of three months and four and a half months, respectively. The Company invests excess cash according to its investment policy that provides guidelines with regard to liquidity, type of investment, credit rating, and concentration limits.

      In July 1996, the Company received gross proceeds of $3.3 million for 400,000 shares of Series A Convertible Preferred Stock in connection with the Company's private placement ("private placement"). The Preferred Stock carries no dividend requirement. In addition to the initial sale of Preferred Stock, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of common stock to the investor at a premium over an average of the Company's market price at the time of sale. As the Company exercises its rights under the agreement, the investor has the option to increase the shares purchased by up to 577,500 shares. The investor also received a six-year warrant to purchase 550,000 shares of the Company's Common Stock at a price of $10.184 per share. (Also see Note 3 to condensed financial statements.)

     In October 1995, the Company closed a $2.5 million unsecured term loan to finance capital asset acquisitions and facilities expansion. Interest on each advance is charged at the London Interbank Offered Rate (LIBOR) plus 1.5% or prime plus 0.5%. As of March 31, 1996, the Company had utilized the full $2.5 million available under the loan, with an average interest rate of approximately 7.15% at June 30, 1996. During the quarter ended June 30,1996, the Company made three principal payments totaling $312,500 in accordance with the accelerated 24 month amortization schedule required by the loan agreement. (See Note 2 to condensed financial statements.)

      The Company expects to incur substantial additional costs relating to the continued clinical development of its products, other research and development programs, preclinical and clinical testing, and regulatory activities. The Company anticipates that its cash, cash equivalents and investment balances of approximately $18.0 million at June 30, 1996, the collaborative revenue committed by Ono, the funding received from the July 1996 sale of preferred stock and the additional rights to sell common stock through its private placement will be adequate to fund operations under its current plan through the third quarter of 1997.

      Recognizing the need for additional financing, the Company continues to actively pursue collaborative partnerships with pharmaceutical companies to support its research programs. To the extent the Company is successful in creating such partnerships, cash balances would be enhanced through research funding and fees, milestone payments and possible equity investments. Additional potential sources of capital include public and private equity financings, capital equipment financings, and bank lines of credit. There can be no assurance that any of these sources of funds will be available to the Company on acceptable terms, if at all.


Future Outlook

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

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

      Dependence on Sources of Supply. The Company currently imports all of the plant materials from which its products are derived from countries in South and Latin America, Africa and Southeast Asia. To the extent that its products cannot be economically synthesized or otherwise produced, the Company will continue to be dependent upon a supply of raw plant material. While Shaman believes it has good relationships with the local governments and suppliers of these plant materials, the Company does not have formal agreements in place with all of its suppliers.

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

      Uncertainty Regarding Patents and Proprietary Rights. The Company's success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets. No assurance can be given that the Company's patent applications will be approved, that any patents will provide the Company with competitive advantages for its products or that they will not be successfully challenged or circumvented by the Company's competitors. In addition, patents do not necessarily prevent others from developing competitive products. The Company has not conducted an exhaustive patent search and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products.

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

           None.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

      (a)  The Annual Meeting of Stockholders of
           Shaman Pharmaceuticals, Inc. was held on May 23, 1996.

      (b) The following Directors were elected to serve as Class I directors for two years or until their successors are elected and qualified:

           Name                           Position
           Lisa A. Conte                  Class I Director
           John A. Young                  Class I Director

           The following Directors continue to serve their two year terms as elected at last year's Annual Meeting held on June 9, 1995:

           Name                           Position
           G. Kirk Raab                   Chairman of the Board
           Herbert H. McDade, Jr.         Class II Director
           M. David Titus                 Class II Director

      (c) The matters voted upon at the meeting and voting of the stockholders with respect thereto are as follows:

           (i) The election of Class I directors to hold office for a term of two years from the Annual Meeting.

                Lisa A. Conte:
                For:  11,409,234          Withheld:  272,345

                John A. Young:
                For:  11,404,476          Withheld:  277,103

           (ii) Approval of an Amendment to the Company's 1992 Stock Option Plan (the "Plan") to:

               1) increase the maximum number of shares of the Company's common stock authorized for issuance under the Plan by an additional 450,000 shares,

               2) increase the limit of the maximum number of shares for which any individual participant may be granted stock options by an additional 250,000 shares, and

               3) to extend the eligibility provisions of the Plan so that non-employee Board members, other than those at the time serving on the Compensation Committee which administers the Plan, will be eligible to receive option grants under both the Discretionary Option Grant and Automatic Option Grant Programs in effect under the Plan.

                For:  9,388,673           Against:  2,221,303
                Abstain:  71,603


         (iii) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996.

               For:  11,602,187          Against:  41,406
               Abstain:  37,986


Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.         Description

           3.2                 Amended and Restated Bylaws, effective
                               as of May 23, 1996.

           4 Certificate of Designation of Preferences of Series A Preferred Stock of Shaman Pharmaceuticals, Inc., a Delaware corporation, as filed with the Delaware Secretary of State July 24, 1996.

           10.49+ Subscription Agreement dated July 25, 1996 between Shaman Pharmaceuticals, Inc. and Fletcher International Limited.

           27                  Financial Data Schedule.

 (b)       No reports on Form 8-K were filed during the quarter ended
           June 30, 1996.


- --------------------------------------

  + Confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, has been requested for certain portions of this agreement.

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 1996
                              Shaman Pharmaceuticals, Inc.
                              (Registrant)


                              /s/ Lisa A. Conte
                              -----------------------------------
                              Lisa A. Conte
                              President and Chief Executive Officer
                              (principal executive officer)


                              /s/ Barbara J. Goodrich
                              -----------------------------------
                              Barbara J. Goodrich
                              Vice President and Chief Financial Officer
                              (principal financial and accounting officer)

                                   EXHIBIT 3.2

                           AMENDED AND RESTATED BYLAWS
                                       OF
                          SHAMAN PHARMACEUTICALS, INC.
                           (As Amended March 29, 1996)


                                    ARTICLE I
                                     OFFICES

            Section 1. The registered office shall be in the City of Wilmington, County of New Castle, State of Delaware.

            Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II
                            MEETINGS OF STOCKHOLDERS

            Section 1. All meetings of the stockholders for the election of directors shall be held in the City of San Carlos, State of California, at such place as may be fixed from time to time by the Board of Directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

            Section 2. Annual meetings of stockholders, commencing with the year 1994, shall be held on the first Wednesday in May if not a legal holiday, and, if a legal holiday, then on the next secular day following, at 9:00 A.M., or such other date and time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which they shall elect by a plurality vote a board of directors or a class of the board of directors as provided in the certificate of incorporation, and transact such other business as may properly be brought before the meeting.

            Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days before the date of the meeting.

            Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

            Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the president or the chairman of the Board of Directors and shall be called by the president or secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of stockholders owning not less than sixty-six and two-thirds percent (66-2/3%) of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

            Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting, to each stockholder entitled to vote at such meeting.

            Section  7.   Business   transacted   at  any  special   meeting  of
stockholders shall be limited to the purposes stated in the notice.

            Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

            Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation, a different vote is required, in which case such express provision shall govern and control the decision of such question.

            Section  10.  Unless  otherwise   provided  in  the  certificate  of
incorporation each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.

            Section 11. Unless otherwise provided in the certificate of incorporation, any action required to be taken at any annual or special meeting of stockholders of the corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                                   ARTICLE III
                                    DIRECTORS

            Section 1. The number of directors which shall constitute the whole board shall not be less than five (5) nor more than nine (9) with the number of directors presently set at five (5). Thereafter, within the limits above specified, the number of directors shall be determined by amendment of the bylaws duly adopted by resolution of the Board of Directors or by the stockholders at the annual meeting of the stockholders, except as provided in
Section 2 of this Article, and each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

            Section 2. Vacancies and new created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the directors chosen by the directors then in office.

            Section 3. The business of the corporation shall be managed by or under the direction of its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these bylaws directed or required to be exercised or done by the stockholders.

                       MEETINGS OF THE BOARD OF DIRECTORS

            Section 4. The Board of Directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

            Section 5. The first meeting of each newly elected Board of Directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected Board of Directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the directors.

            Section 6. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the board.

            Section 7. Special meetings of the board may be called by the president on four (4) days' notice to each director by mail or forty-eight (48) hours' notice to each director either personally or by telegram; special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors unless the board consists of only one director, in which case special meetings shall be called by the president or secretary in like manner and on like notice on the written request of the sole director.

            Section 8. At all meetings of the board four (4) directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

            Section 9. Unless otherwise restricted by the certificate of incorporation of these bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.

            Section 10. Unless otherwise restricted by the certificate of incorporation or these bylaws, members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

                             COMMITTEES OF DIRECTORS

            Section 11. The Board of Directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee.

            In the absence of disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

            Any such committee, to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the bylaws of the corporation; and, unless the resolution or the certificate of incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

            Section 12. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

                            COMPENSATION OF DIRECTORS

            Section 13. Unless otherwise restricted by the certificate of incorporation or these bylaws, the Board of Directors shall have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                   ARTICLE IV
                                     NOTICES

            Section 1. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these bylaws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given by telegram.

            Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE V
                                    OFFICERS

            Section 1. The officers of the corporation shall be chosen by the Board of Directors and shall be a president and a secretary. The Board of Directors may elect from among its members a Chairman of the Board and a Vice Chairman of the Board. The Board of Directors may also choose one or more vice-presidents, assistant secretaries and assistant treasurers. Any number of offices may be held by the same person, unless the certificate of incorporation or these bylaws otherwise provide.

            Section 2. The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a president and a secretary and may choose a vice president and a treasurer.

            Section 3. The Board of Directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

            Section  4.  The   salaries  of  all  officers  and  agents  of  the
corporation shall be fixed by the Board of Directors.

            Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the corporation shall be filled by the Board of Directors.

                            THE CHAIRMAN OF THE BOARD

            Section 6. The Chairman of the Board, if any, shall preside at all meetings of the Board of Directors and of the stockholders at which he shall be present. He shall have and may exercise such powers as are, from time to time, assigned to him by the Board and as may be provided by law.

            Section 7. In the absence of the Chairman of the Board, the Vice Chairman of the Board, if any, shall preside at all meetings of the Board of Directors and of the stockholders at which he shall be present. He shall have and may exercise such powers as are, from time to time, assigned to him by the Board and as may be provided by law.

                        THE PRESIDENT AND VICE-PRESIDENT

            Section 8. The president shall be the chief executive officer of the corporation; and in the absence of the Chairman and Vice Chairman of the Board he shall preside at all meetings of the stockholders and the Board of Directors; he shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect.

            Section 9. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.

            Section 10. In the absence of the president or in the event of his inability or refusal to act, the vice-president, if any, (or in the event there be more than one vice-president, the vice-presidents in the order designated by the directors, or in the absence of any designation, then in the order of their election) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice-presidents shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

                      THE SECRETARY AND ASSISTANT SECRETARY

     Section 11. The secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or president, under whose supervision he shall be. He shall have custody of the corporate seal of the corporation and he, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary. The Board of Directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.

            Section 12. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election) shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE TREASURER AND ASSISTANT TREASURERS

     Section 13. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

            Section 14. He shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the president and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

            Section 15. If required by the Board of Directors, he shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

            Section 16. The assistant treasurer, or if there shall be more than one, the assistant treasurers in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election) shall, in the absence of the treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

                                   ARTICLE VI
                              CERTIFICATE OF STOCK

            Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the chairman or vice-chairman of the Board of Directors, or the president or a vice-president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation.

            Certificates may be issued for partly paid shares and in such case upon the face or back of the certificates issued to represent any such partly paid shares, the total amount of the consideration to be paid therefor, and the amount paid thereon shall be specified.

            If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualification, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

            Section 2. Any of or all the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                                LOST CERTIFICATES

            Section 3. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                                TRANSFER OF STOCK

            Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignation or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                               FIXING RECORD DATE

            Section 5. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholder or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting: provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                             REGISTERED STOCKHOLDERS

            Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                                   ARTICLE VII
                               GENERAL PROVISIONS
                                    DIVIDENDS

            Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

            Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purposes as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                     CHECKS

            Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

                                   FISCAL YEAR

            Section 4. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

                                      SEAL

            Section 5. The Board of Directors may adopt a corporate seal having inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                 INDEMNIFICATION

            Section 6. The corporation shall indemnify its officers, directors, employees and agents to the full extent permitted by the General Corporation Law of Delaware.

                                  ARTICLE VIII
                                   AMENDMENTS

            Section 1. These bylaws may be altered, amended or repealed or new bylaws may be adopted by the stockholders or by the Board of Directors, when such power is conferred upon the Board of Directors by the certificate of incorporation at any regular meeting of the stockholders or of the Board of Directors or at any special meeting of the stockholders or of the Board of Directors if notice of such alteration, amendment, repeal or adoption of new bylaws be contained in the notice of such special meeting. If the power to adopt, amend or repeal bylaws is conferred upon the Board of Directors by the certificate or incorporation it shall not divest or limit the power of the stockholders to adopt, amend or repeal bylaws.

                             SECRETARY'S CERTIFICATE



            I, J. Stephan Dolezalek, Secretary of SHAMAN PHARMACEUTICALS, INC., a Delaware corporation (the "Corporation"), do hereby certify that the attached document is a true and complete copy of the ByLaws of the Corporation as in effect on the date hereof.
            Dated:      June 12, 1996

                                        /s/ J. Stephen Dolezalek
                                        ---------------------------------
                                            J. Stephan Dolezalek, Secretary

                                    EXHIBIT 4

                           CERTIFICATE OF DESIGNATION
                 OF PREFERENCES OF SERIES A PREFERRED STOCK OF
                          SHAMAN PHARMACEUTICALS, INC.,
                             a Delaware Corporation



            The undersigned Lisa A. Conte and J. Stephan Dolezalek hereby certify that:

            (i) They are the duly elected and acting President and Chief Executive Officer and Secretary, respectively, of Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Corporation").

            (ii) Pursuant to the authority conferred upon the Board of Directors of the Corporation by paragraph (B) of Article IV of the Corporation's Restated Certificate of Incorporation (the "Certificate"), the Board of Directors of the Corporation on July 18, 1996 adopted the following resolutions creating a series of preferred stock designated as Series A Preferred Stock;

            WHEREAS, the Certificate provides for a class of shares known as Preferred Stock, issuable from time to time in one or more series; and

            WHEREAS, the Board of Directors of the Corporation is authorized by the Certificate to determine the powers, rights, preferences, qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, to fix the number of shares constituting any such series, and to determine the designation thereof, or any of them;

            WHEREAS, the Board of Directors of the Corporation desires, pursuant to its authority as aforesaid, to determine and fix the powers, rights, preferences, qualifications, limitations and restrictions relating to series of Preferred Stock and the number of shares constituting, and the designation of, each such series:

            NOW, THEREFORE, BE IT RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation in accordance with the provisions of the Certificate, the series of Preferred Stock is hereby created, and the Board of Directors hereby fixes and determines the designation of, the number of shares constituting, and the rights, preferences, privileges and restrictions relating to, such series of Preferred Stock as follows:

            1.    Designation.   The   series  of   preferred   stock  of  the
Corporation shall be designated as "Series A Preferred Stock," $0.001 par value.

            2. Authorized Number. The number of shares constituting the Series A Preferred Stock shall be Four Hundred Thousand (400,000) shares. The rights, preferences, restrictions and other matters relating to the Series A Preferred Stock set forth below are subject to the issuance of any subsequent series of preferred stock. The Board of Directors is also authorized to decrease the number of shares of any series of preferred stock prior or subsequent to the issue of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series.

            3. Dividend Rights. Subject to the rights of series of Preferred Stock which may from time to time come into existence, the holders of the Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of any assets of the corporation legally available therefor, such dividends as may be declared from time to time by the Board of Directors. The Board of Directors shall not pay any dividend to the holders of the Common Stock unless and until it has paid an equivalent dividend, on a pro rata per share basis, to the holders of the Series A Preferred Stock.

            4.    Liquidation Preference.

                  (A) In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock by reason of their ownership thereof, the amount of $8.147 (the AOriginal Issue Price@) per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all accrued or declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by such holder. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amount, then the entire assets and funds of the Corporation legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

                  (B) After  payment to the  holders  of the Series A  Preferred
Stock of the amounts set forth in Section 4(A) above, the entire remaining assets and funds of the Corporation legally available for distribution, if any, shall be distributed among the holders of the Common Stock in proportion to the shares of Common Stock then held by them.

                  (C) For purposes of this Section 4, (i) any acquisition of the Corporation by means of merger or other form of corporate reorganization in which outstanding shares of the Corporation are exchanged for securities or other consideration issued, or caused to be issued, by the acquiring corporation or its subsidiary (other than a mere reincorporation transaction) or (ii) a sale of all or substantially all of the assets of the Corporation or (iii) any other transaction or series of related transactions by the Corporation in which in excess of 50% of the Corporation's voting power is transferred, shall be treated as a liquidation, dissolution or winding up of the Corporation and shall entitle the holders of Series A Preferred Stock to receive at the closing in cash, securities or other property (valued as provided in Section 4(D) below) the amount as specified in Section 4(A) above.

                  (D) Whenever the distribution provided for in this Section 4 shall be payable in securities or property other than cash, the value of such distribution shall be as follows:

                         (i) Securities not subject to investment letter or other similar restrictions on free marketability:

                              (A) If traded on a securities exchange, the value shall be deemed to be the average of the closing prices of the securities on such exchange over the 30-day period ending three (3) days prior to the closing;

                              (B) If actively traded over-the-counter, the value shall be deemed to be the average of the closing bid or sale prices (whichever are applicable) over the 30-day period ending three (3) days prior to the closing; and

                              (C) If there is no active public market, the value shall be the fair market value thereof, as determined in good faith by the Board of Directors of the Corporation.

                        (ii) The method of valuation of securities subject to investment letter or other restrictions on free marketability (other than restrictions arising solely by virtue of a stockholder's status as an affiliate or former affiliate) shall be to make an appropriate discount from the market value determined as above in (i) (A), (B) or (C) to reflect the approximate fair market value thereof, as determined in good faith by the Board of Directors of the Corporation.

                        (iii) In the event of any bona-fide dispute between the Corporation and one or more holders of the Series A Preferred Stock as to any fair market value determination under clauses (i)(C) or (ii) above, such dispute shall be resolved through binding arbitration under the rules of the American Arbitration Association, with the arbitration panel consisting of persons familiar with the valuation of public and private entities and such panel being advised, as to such valuation issues, by an investment bank of nationally recognized standing, the costs thereof to be borne by the non-prevailing party.

            5.    Redemption.  The Series A Preferred Stock is not redeemable.

            6. Conversion. The holders of Series A Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

                  (A) Right to Convert. Each share of Series A Preferred Stock shall be convertible into one share of Common Stock, as adjusted for any stock dividends, combinations or splits with respect to such shares, at any time at the option of the holder, provided, however, that the minimum number of shares which may be converted at any one time shall be 75,000 shares or such lesser number of shares as shall be then outstanding.

                  (B) Automatic Conversion. Each share of Series A Preferred Stock shall automatically be converted into Common Stock, upon the earlier to occur of:

                         (i) immediately in the event that at any time prior to July 23, 1999, the closing sale price (the AClosing Sale Price@) of the Corporation's Common Stock (as listed on the Nasdaq National Market) has for a period of sixty (60) consecutive trading days exceeded the Original Issue Price, which event shall be disclosed to each holder of the Series A Preferred Stock by written notification from the Corporation, in which event each share of Series A Preferred Stock shall automatically be converted into one (1) share of Common Stock, as appropriately adjusted for any stock dividends, combinations or splits with respect to such shares of Common Stock; or

                        (ii) July 23, 1999, in which event each share of Series A Preferred Stock shall automatically be converted into the such number of shares of Common Stock as equals the Original Issue Price divided by the weighted-average Closing Sale Price for the sixty (60) consecutive trading days ending two days prior to July 23, 1999, but in no event more than the Original Issue Price divided by $6.00, in each case as appropriately adjusted for any stock dividends, combinations or splits with respect to such shares of Common Stock.

                  (C) Mechanics of Conversion. Before any holder of Series A Preferred Stock shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Corporation or of any transfer agent for the Series A Preferred Stock, and shall give written notice by mail, postage prepaid, or by facsimile, confirmed by mail, to this Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of the Series A Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the Series A Preferred Stock to be converted, or in the case of automatic conversion pursuant to Section 6(B), ten (10) days following written notification as provided in Section 6(B), and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

                  (D) Adjustments to Conversion Ratio for Stock Dividends and for Combinations or Subdivisions of Common Stock. In the event that this Corporation at any time or from time to time after the purchase date of the Series A Preferred shall declare or pay, without consideration, any dividend on the Common Stock payable in Common Stock or in any right to acquire Common Stock for no consideration, or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by stock split, reclassification or otherwise than by payment of a dividend in Common Stock or in any right to acquire Common Stock), or in the event the outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, then the number of shares of Common Stock into which the Series A Preferred Stock can be converted shall be proportionately decreased or increased, as appropriate. In the event that this Corporation shall declare or pay, without consideration, any dividend on the Common Stock payable in any right to acquire Common Stock for no consideration then the Corporation shall be deemed to have made a dividend payable in Common Stock in an amount of shares equal to the maximum number of shares issuable upon exercise of such rights to acquire Common Stock.

                  (E) Adjustments for Reclassification and Reorganization. If the Common Stock issuable upon conversion of the Series A Preferred Stock shall be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares provided for in Section 6(D) above or a merger or other reorganization referred to in Section 4(C) above), the number of shares of such other class or classes of stock into which the Series A Preferred Stock shall be convertible shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted so that the Series A Preferred Stock shall be convertible into, in lieu of the number of shares of Common Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class or classes of stock equivalent to the number of shares of Common Stock that would have been subject to receipt by the holders upon conversion of the Series A Preferred Stock immediately before that change.

                  (F) No Impairment. This Corporation will not, by amendment of its Certificate or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 6 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Series A Preferred Stock against impairment.

                  (G)   No   Fractional   Shares  and   Certificate   as  to
Adjustments.

                         (i) No fractional shares shall be issued upon conversion of the Series A Preferred Stock, and the number of shares of Common Stock to be issued shall be rounded to the nearest whole share. Whether or not fractional shares are issuable upon such conversion shall be determined on the basis of the total number of Series A Preferred Stock the holder is at the time converting into Common Stock and the number of shares of Common Stock issuable upon such aggregate conversion.

                        (ii) Upon the occurrence of each adjustment or readjustment of the number of shares of Common Stock into which the Series A Preferred Stock can be converted pursuant to this Section 6, this Corporation, at its expense, shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of Series A Preferred Stock a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. This Corporation shall, upon the written request at any time of any holder of Series A Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (A) such adjustment and readjustment, (B) the conversion ratio at the time in effect, and (C) the number of shares of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of the Series A Preferred Stock.

                  (H) Notices of Record Date. In the event of any taking by this
Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, this Corporation shall mail to each holder of Series A Preferred Stock, at least twenty (20) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.

                  (I) Reservation of Stock Issuable Upon Conversion. This Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the Series A Preferred Stock such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series A Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all the then outstanding Series A Preferred Stock, in addition to such other remedies as shall be available to the holder of such Series A Preferred Stock, this Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

                  (J) Notices.  Any notice  required by the  provisions  of this
Section 6 to be given to the holders of Series A Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Corporation.

            7.    Voting Rights.

                  (A) Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock could then be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock (except as otherwise expressly provided herein or as required by law, voting together with the Common Stock as a single class) and shall be entitled to notice of any stockholders' meeting in accordance with the Bylaws of the Corporation. Fractional votes shall not, however, be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Series A Preferred Stock held by each holder could be converted) shall be rounded to the nearest whole number (with one-half being rounded upward). Each holder of Common Stock shall be entitled to one (1) vote for each share of Common Stock held.

            8. Status of Converted or Redeemed Stock. In the event any Series A Preferred Stock shall be converted pursuant to Section 6 hereof, the shares so converted shall be promptly canceled after the conversion thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

                        *           *           *

            RESOLVED FURTHER, that the Chairman of the Board, the Chief Executive Officer, the President or any Vice President, and the Secretary, the Chief Financial Officer, the Treasurer, or any Assistant Secretary or Assistant Treasurer of this Corporation are each authorized to execute, verify, and file a Certificate of Designation of Preferences in accordance with Delaware law.

            IN WITNESS WHEREOF, the undersigned have executed this certificate on July 24, 1996.



                                  /s/ Lisa A. Conte
                                  ------------------------------
                                  Lisa A. Conte
                                  President and Chief Executive Officer



                                  /s/ Stephen Dolezalek
                                  -----------------------------
                                  J. Stephan Dolezalek
                                  Secretary


            The undersigned certify under penalty of perjury that they have read the foregoing Certificate of Designation of Preferences and know the contents thereof, and that the statements therein are true.

            Executed at South San Francisco, California, on July 24, 1996.


                                  /s/ Lisa A. Conte
                                  ------------------------------
                                  Lisa A. Conte
                                  President and Chief Executive Officer



                                  /s/ Stephen Dolezalek
                                  -----------------------------
                                  J. Stephan Dolezalek
                                  Secretary

                                  EXHIBIT 10.49

                             SUBSCRIPTION AGREEMENT



            This Subscription Agreement (the "Agreement"), dated July 25, 1996 is entered into by and between Shaman Pharmaceuticals, Inc., a Delaware corporation ("Shaman"), and Fletcher International Limited, a company organized under the laws of the Cayman Islands ("Fletcher").

            Unless otherwise defined herein, capitalized terms used herein and not defined herein shall have the meanings given to them in Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "Securities Act").

            The parties hereto agree as follows:

            1. Purchases and Sale. In consideration of and upon the basis of the representations, warranties and agreements and subject to the terms and conditions set forth in this Agreement:

                  a. Series A Preferred Stock. Shaman agrees to sell to Fletcher, and Fletcher agrees to purchase from Shaman, on the Closing Date specified in Section 2 hereof, 400,000 newly issued shares of its Series A Preferred Stock, par value $0.001 per share, of Shaman (the "Preferred Shares"), at a price per share equal to $8.147. As used herein, the term "Trading Day" means any day on which Shaman's Common Stock, par value
      $0.001 per share (the "Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System.

                  b. Put Options. Fletcher agrees to grant to Shaman on the Closing Date specified in Section 2 hereof, six put options having the terms set forth in Annex A hereto (each a "Put Option").

                  c. Warrant. Shaman agrees to sell to Fletcher, and Fletcher agrees to purchase from Shaman, on the Closing Date specified in Section 2 hereof, a warrant having the terms set forth in Annex B hereto (the "Warrant") to purchase an aggregate of 550,000 shares of Common Stock which, in accordance with the terms and conditions of this Agreement, will be freely tradable. The shares of Common Stock issuable pursuant to the Warrant are referred to herein as the "Warrant Shares."

            2.  Closing.  The delivery of the  Preferred  Shares  referred to in
Section 1(a) and the Warrant referred to in Section 1(c) and payment therefor (the "Closing") shall take place at 3:00 p.m. (New York time) on July 26, 1996, or at such other date and time as Fletcher and Shaman may agree in writing (such date and time being referred to herein as the "Closing Date").

            At the Closing, the following deliveries shall be made:

                  a. Preferred Shares. Shaman shall deliver the certificate or certificates representing the Preferred Shares referred to in Section 1(a) to Fletcher, at such address as shall be specified by Fletcher, duly registered in the name of Fletcher.

                  b. Warrant. Shaman shall deliver the certificate or certificates representing the Warrant to Fletcher. Such certificates shall be substantially in the form attached hereto as Annex B hereto.

                  c.    Officers'   Certificate.   Shaman  shall  deliver  the
      officers' certificate required by Section 7(a).

                  d.    Legal  Opinions.   The  legal  opinions   required  by
      Sections 7(b) and 8(b) shall be delivered to Fletcher and Shaman, respectively.

                  e. Payment. Payment of the Preferred Stock Purchase Price shall be made by Fletcher by New York Clearing House (next day) funds to the following Shaman account (subject to customary settlement procedures):

                  Client Account No. 449-15852-14025
                  Subaccount of Smith Barney Account No. 066-198-038 Chemical Bank (ABA No. 021000128).

            The foregoing deliveries shall be deemed to occur simultaneously as part of a single transaction, and no delivery shall be deemed to have been made until all such deliveries have been made.

            3. Representations and Warranties of Shaman. Shaman hereby represents and warrants to Fletcher on the date hereof, on the Closing Date, on the date any Preferred Share is converted (each a "Preferred Share Conversion Date"), on each Put Option Exercise Date (as defined in Annex A hereto) and on each Warrant Exercise Date (as defined in Annex B hereto) as follows:

                  a. Shaman has been duly incorporated and is validly existing in good standing under the laws of Delaware.

                  b. This Agreement has been duly authorized, executed and delivered by Shaman and, when duly authorized, executed and delivered by Fletcher, will be a valid and binding agreement enforceable against Shaman in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights generally and to general principles of equity.

                  c.    Shaman  has  full   corporate   power  and   authority
      necessary to enter into this Agreement and to perform its obligations hereunder.

                  d. No consent, approval, authorization or order of any court, governmental agency or other body is required for execution by Shaman of this Agreement or the performance by Shaman of any of its obligations hereunder.

                  e. Neither the execution by Shaman of this Agreement nor the performance by Shaman of any of its obligations hereunder will:

                        (1) violate,  conflict  with,  result in a breach of, or
            constitute a default (or an event which with the giving of notice or the lapse of time or both would be reasonably likely to constitute a default) under (A) the Restated Certificate of Incorporation, by-laws or any other constitutive document of Shaman or any of its affiliates, (B) any decree, judgment, order, law, treaty, rule, regulation or determination of which Shaman is aware (after due inquiry) of any court, governmental agency or body, or arbitrator having jurisdiction over Shaman or any of its affiliates or any of their respective properties or assets, (C) the terms of any bond, debenture, note or any other evidence of indebtedness, or any agreement, stock option or other similar plan, indenture, lease, mortgage, deed of trust or other instrument to which Shaman or any of its affiliates is a party, by which Shaman or any of its affiliates is bound, or to which any of the properties or assets of Shaman or any of its affiliates is subject, or (D) the terms of any "lock-up" or similar provision of any underwriting or similar agreement to which Shaman or any of its affiliates is a party; or

                        (2) result in the  creation or  imposition  of any lien,
            charge or encumbrance upon (A) any Preferred Share, the Warrant or any Common Stock or (B) any of the properties or assets of Shaman or any of its affiliates.

                  f. When issued to Fletcher against payment therefor in accordance with the terms of this Agreement, any Preferred Share, any Put Option or the Warrant, each share of Common Stock:

                        (1) will have been duly and validly authorized, duly and validly issued, fully paid and non-assessable;

                        (2)   will  be  free  and   clear   of  any   security
            interests, liens, claims or other encumbrances; and

                        (3) will not have been  issued or sold in  violation  of
            any preemptive or other similar rights of the holders of any securities of Shaman.

                  g. When any share of Common Stock is issued to Fletcher pursuant to the terms of this Agreement, any Preferred Share, any Put Option or the Warrant, the Common Stock will be quoted on NASDAQ or listed and registered on a national securities exchange (as defined in the United States Securities Exchange Act of 1934, as amended (the "Exchange Act")).

                  h. Shaman is a Reporting Issuer within the meaning of Regulation S.

                  i. There is no pending or, to the best knowledge of Shaman, threatened action, suit, proceeding or investigation before any court, governmental agency or body, or arbitrator having jurisdiction over Shaman or any of its affiliates that would materially affect the execution by Shaman of, or the performance by Shaman of its obligations under, this Agreement, provided, however, that the representations and warranties contained in this Section 3(i) shall not apply to any action, threatened action, suit, proceeding or investigation initiated by Fletcher and shall not be required to be given in respect of any Preferred Share Conversion Date or Warrant Exercise Date.

                  j. None of Shaman's filings with the United States Securities and Exchange Commission (the "S.E.C.") under the Securities Act or under
      Section 13(a) or 15(d) of the Exchange Act (each, an "SEC Filing"), or press releases material to the business of Shaman as a whole, contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements, in the light of the circumstances under which they were made, not misleading.

                  k. Since the date of Shaman's most recent SEC Filing, there has not been, and Shaman is not aware of any development that might result in, any material adverse change in the condition, financial or otherwise, or in the business affairs or business prospects of Shaman, whether or not arising in the ordinary course of business, except as disclosed in such SEC Filing, provided, however, that the representations and warranties contained in this Section 3(k) shall not be required to be given in respect of any Preferred Share Conversion Date or Warrant Exercise Date.

                  l. The offer and sale of the Preferred Shares, the Common Stock, the Warrant and the Warrant Shares to Fletcher pursuant to this Agreement will, subject to compliance by Fletcher with the applicable representations and warranties contained in Section 4 hereof and with the applicable covenants and agreements contained in Section 6 hereof, be made in accordance with the provisions and requirements of Regulation S and any applicable state law.

                  m. Neither Shaman nor any of its affiliates nor any person acting on its or their behalf has engaged or will engage in any Directed Selling Efforts with respect to the Preferred Shares, the Common Stock, the Warrant or the Warrant Shares, and all such persons understand and have complied and will otherwise comply with the requirements of Regulation S.

                  n. The transactions contemplated by this Agreement are not part of a plan or scheme on the part of Shaman, any of its affiliates or any person acting on its or their behalf to evade the registration provisions of the Securities Act.

                  o. Shaman has not issued, and after the Closing Date will not issue, any stop transfer order or other order impeding the sale and delivery of the Preferred Shares, the Common Stock, the Warrant or the Warrant Shares issuable hereunder except for a stop order restricting the sale of any of the foregoing securities to any person in the United States or to or for the account or benefit of any U.S. Person during an applicable Restricted Period. Notwithstanding the foregoing provision, Shaman shall place the following legend on the certificate representing any security issued hereunder prior to the expiration of the Restricted Period (as defined herein) applicable to such security:

            The securities represented by this certificate were issued on July 26, 1996 (the "Original Issue Date") pursuant to the Subscription Agreement dated July 25, 1996 between Shaman Pharmaceuticals, Inc. ("Shaman") and Fletcher International Limited. The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and have been sold in reliance on the exemption from registration provided by Regulation S under the Securities Act ("Regulation S"). Prior to the expiration of a 40-day restricted period beginning on the Original Issue Date (the "Restricted Period"), the securities represented by this certificate may not be offered or sold, directly or indirectly, within the United States (as defined in Regulation S under the Act), to a U.S. Person (as defined in Regulation S under the Act) or for the account or benefit of a U.S. Person. Neither Shaman Pharmaceuticals, Inc. nor its transfer agent shall be obligated to remove this legend unless it shall have received an opinion of counsel stating that such removal complies with the requirements of Regulation S (under the Act).

      provided, however, that as used in this Agreement and as reflected in such legend, the term "Restricted Period," with respect to any security, shall mean the Restricted Period then applicable to such security pursuant to Regulation S (or any applicable successor thereto).

                  p. Neither Shaman nor any of its affiliates has offered to sell or sold any Common Stock or any securities convertible or exchangeable into or exercisable for Common Stock in reliance upon Regulation S at any time during the past 12 months; and there are no outstanding convertible or exchangeable securities that have been offered or sold in reliance upon Regulation S, except, in each case the Warrant and the Preferred Shares sold pursuant hereto.

                  q. (i) If, any time  after the date  hereof,  the  S.E.C.  has reinterpreted Regulation S or has promulgated, or the United States Congress has legislated, a successor or revision to Regulation S, and such reinterpretation, successor provision or revision imposes a Restricted Period applicable to any security issued or issuable hereunder that is greater than that in effect on the date of this Agreement, or would materially impair the ability of Fletcher or any of its affiliates (as defined in Rule 144(a) under the Securities Act) to offer, sell or otherwise dispose of any such security pursuant to Regulation S as contemplated hereby, or requires any such offer, sale or other disposition to be registered under the Securities Act, then upon the written request of Fletcher (a "Registration Request"), Shaman shall, as promptly as practicable thereafter and at its own expense, file a registration statement (the "Registration Statement") under the Securities Act covering the sale or resale of all such securities (each a "Covered Security"); provided, however, that in no event shall Shaman be required to file a Registration Statement or otherwise comply with a Registration Request to the extent that such reinterpretation, successor provision or revision imposes limitations on the offer, sale or other disposition of any Covered Security by Fletcher pursuant to Regulation S solely as a result of Fletcher's hedging or selling short such Covered Security or engaging in any other activity the effect of which is to decrease or limit Fletcher's investment risk with respect to such Covered Security in violation of such reinterpretation, successor provision or revision. Prior to the effectiveness of such Registration Statement, Shaman shall not be entitled to exercise any Put Option under this Agreement. Upon the effectiveness of such Registration Statement (A) Shaman shall issue such securities to
      Fletcher in accordance with the terms hereof, (B) the provisions of Sections 3(l), (m) and (o), 4(e), (f), (g), (h), (i) and (j), 5(a), (b),
      (c) and (d), 6(a) (collectively, the "Specified Provisions"), 7(a) and (b) (to the extent applicable to the Specified Provisions), 8(b), (c) and (d) (to the extent applicable to the Specified Provisions) shall thereafter be of no force and effect with respect to the issuance of such Covered Securities and (C) the provision that not more than one Put Option shall be exercisable within any * * * period shall be of no further force and effect, and with respect to any Put Options outstanding at that time, not more than one such Put Option shall be exercisable within any * * * Trading Day period and no such Put Option shall be exercisable to the extent that (i) the number of shares of Common Stock issuable to Fletcher pursuant to such Put Option plus (ii) the number of shares of Common Stock issued to Fletcher during the immediately preceding 365 days pursuant to any Put Option plus (iii) the total number of shares of Common Stock issuable to Fletcher pursuant to the Preferred Shares (whether or not such Preferred Shares have been converted) plus (iv) the total number of Warrant Shares issuable to Fletcher pursuant to the Agreement (whether or not such Warrant Shares have then been issued), would equal or exceed 10% of the number of shares of Common Stock outstanding on the relevant Put Option Exercise Date (including common stock issuable under (iii) or (iv) above), provided, however, that, if such Registration Statement has not been declared effective before the 180th day following the date of such Registration Request, then (X) any Put Options outstanding under this Agreement shall immediately expire and shall not thereafter be exercisable, and Fletcher shall have no further liability whatsoever with respect thereto and (Y) Shaman shall use its best efforts to cause such Registration Statement to become effective as promptly as practicable in respect of any outstanding portion of the securities the sale or resale of which is required to be so registered. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

                    (ii) In the case of the registration effected by Shaman pursuant to this Section 3(q) registration provisions, Shaman will use its best efforts to: (i) keep such registration effective until the earlier of
      (A) the third anniversary of the issuance of each Covered Security, (B) such date as all of the Covered Securities have been sold by Fletcher or
      (C) such time as all of the Covered Securities held by Fletcher can be sold by Fletcher or any of its affiliates (within the meaning of Rule 144(a) under the Securities Act) within a given three-month period without compliance with the registration requirements of the Securities Act pursuant to Rule 144 under the Securities Act ("Rule 144"); (ii) prepare and file with the S.E.C. such amendments and supplements to the Registration Statement and the prospectus used in connection with the Registration Statement (as so amended and supplemented from time to time, the "Prospectus") as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all Covered Securities by Fletcher or any of its affiliates (within the meaning of Rule 144(a) under the Securities Act); (iii) furnish such number of Prospectuses and other documents incident thereto, including any amendment of or supplement to the Prospectus, as Fletcher from time to time may reasonably request;
      (iv) cause all Covered Securities that are Common Stock to be listed on each securities exchange and quoted on each quotation service on which similar securities issued by Shaman are then listed or quoted; (v) provide a transfer agent and registrar for all Covered Securities and a CUSIP number for all Covered Securities; (vi) otherwise use its best efforts to comply with all applicable rules and regulations of the S.E.C.; and (vii) file the documents required of Shaman and otherwise use its best efforts to obtain and maintain requisite blue sky clearance in (A) all jurisdictions in which any of the Covered Securities are originally sold and (B) all other states specified in writing by Fletcher, provided as to clause (B), however, that Shaman shall not be required to qualify to do business or consent to service of process in any state in which it is not now so qualified or has not so consented.

                   (iii) Shaman shall furnish to Fletcher upon request a reasonable number of copies of a supplement to or an amendment of such Prospectus as may be necessary in order to facilitate the public sale or other disposition of all or any of the Covered Securities by Fletcher or any of its affiliates (within the meaning of Rule 144(a) under the Securities Act); pursuant to the Registration Statement.

                    (iv) With a view to making available to Fletcher and its affiliates (within the meaning of Rule 144(a) under the Securities Act) the benefits of Rule 144 and Form S-3 under the Securities Act, Shaman covenants and agrees to: (i) make and keep available adequate current public information (within the meaning of Rule 144(c)) concerning Shaman, until the earlier of (A) the third anniversary of the issuance of each Covered Security of (B) such date as all of the Covered Securities shall have been resold by Fletcher or any of its affiliates (within the meaning of Rule 144(a) under the Securities Act); (ii) maintain its status as a Reporting Issuer and file with the S.E.C. in a timely manner all reports and other documents required of Shaman for use of Form S-3; and (iii) furnish to Fletcher upon request, as long as Fletcher owns any Covered Securities (A) a written statement by Shaman that it has complied with the reporting requirements of the Securities Act and the Exchange Act, (B) a copy of the most recent annual or quarterly report of Shaman, and (C) such other information as may be reasonably requested in order to avail Fletcher and its affiliates (within the meaning of Rule 144(a) under the Securities Act) of Rule 144 or Form S-3 with respect to such Covered Securities.

                     (v) Notwithstanding anything else in this Section 3(q), if, at any time during which a Prospectus is required to be delivered in connection with the sale of any Covered Securities, Shaman determines in good faith that a development has occurred or a condition exists as a result of which the Registration Statement or the Prospectus contains a material misstatement or omission, Shaman will immediately notify Fletcher thereof by telephone and in writing. Upon receipt of such notification, Fletcher and its affiliates (within the meaning of Rule 144(a) under the Securities Act) will immediately suspend all offers and sales of any Covered Securities pursuant to the Registration Statement. In such event, Shaman will amend or supplement the Registration Statement as promptly as practicable and will take such other steps as may be required to permit sales of the Covered Securities thereunder by Fletcher and its affiliates (within the meaning of Rule 144(a) under the Securities Act) in accordance with applicable federal and state securities laws. Shaman will promptly notify Fletcher after it has determined in good faith that such sales have become permissible in such manner and will promptly deliver copies of the Registration Statement and the Prospectus (as so amended or supplemented) to Fletcher in accordance with paragraph (ii) of this Section 3(q). Notwithstanding the foregoing, (A) under no circumstances shall Shaman be entitled to exercise its right to suspend sales of any Covered Securities pursuant to the Registration Statement more than two times in any twelve-month period, (B) the period during which such sales may be suspended (each a "Blackout Period") shall not exceed thirty days and (C) no Blackout Period may commence less than 30 days after the end of the preceding Blackout Period.

                  Upon the  commencement  of a Blackout  Period pursuant to this
      Section 3(q), Fletcher will immediately notify Shaman of any contracts to sell any Covered Securities (each a "Sales Contract") that Fletcher or any of its affiliates (within the meaning of Rule 144(a) under the Securities
      Act) has entered into prior to the commencement of such Blackout Period and that would require delivery of such Covered Securities during such Blackout Period, which notice will contain the aggregate sale price and volume of Covered Securities pursuant to such Sales Contract. Upon receipt of such notice, Shaman will immediately notify Fletcher of its election either (i) to terminate the Blackout Period and, as promptly as practicable, amend or supplement the Registration Statement or the Prospectus in order to correct the material misstatement or omission and deliver to Fletcher copies of such amended or supplemented Registration Statement and Prospectus in accordance with paragraph (ii) of this Section 3(q) or (ii) to continue the Blackout Period in accordance with this paragraph. If Shaman elects to continue the Blackout Period, and Fletcher or any of its affiliates (within the meaning of Rule 144(a) under the Securities Act) is therefore unable to consummate the sale of Covered Securities pursuant to the Sales Contract (such unsold Covered Securities being hereinafter referred to herein as the "Unsold Securities"), Shaman will promptly indemnify each Fletcher Indemnified Party (as such term is defined in Section 11(a) below) against any Proceeding (as such term is defined in Section 11(a) below) that each Fletcher Indemnified Party may incur arising out of or in connection with Fletcher's breach or alleged breach of any such Sales Contract, and Shaman shall reimburse each Fletcher Indemnified Party for any reasonable costs or expenses (including reasonable legal fees) incurred by such party in investigating or defending any such Proceeding (collectively, the "Indemnification
      Amount"); provided, however, that each Fletcher Indemnified Party shall take all actions reasonably necessary or appropriate to mitigate such Indemnification Amount; and provided further, however, that the Indemnification Amount shall be reduced by an amount equal to the number of Unsold Securities multiplied by the difference between (x) the actual per share price received by Fletcher or any of its affiliates (within the meaning of Rule 144(a) under the Securities Act) upon the sale of the Unsold Securities (if such sale occurs within three Trading Days of the end of the Blackout Period) or the closing sale price of the Common Stock on NASDAQ or other national securities exchange on which the Common Stock is then listed on the third Trading Day after the end of the Blackout Period (if the Unsold Securities are not sold by Fletcher or any of its affiliates (within the meaning of Rule 144(a) under the Securities Act) within three Trading Days of the end of the Blackout Period), and (y) the per share sale price for the Unsold Securities provided in the Sales Contract.

            4.    Representations   and   Warranties  of  Fletcher.   Fletcher
hereby represents and warrants to Shaman as follows:

                  a. Fletcher has been duly incorporated and is validly existing in good standing under the laws of the Cayman Islands.

                  b. This Agreement has been duly authorized, executed and delivered by Fletcher and, when duly authorized, executed and delivered by Shaman, will be a valid and binding agreement enforceable against Fletcher in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights generally and to general principles of equity.

                  c. Fletcher understands that no United States federal or state agency has passed on, reviewed or made any recommendation or endorsement of the Preferred Shares, the Common Stock, the Warrant or the Warrant Shares;

                  d. In making the decision to purchase the Preferred Shares, the Common Stock, the Warrant and the Warrant Shares in accordance with this Agreement, Fletcher has relied solely upon independent investigations made by it and not upon any representations made by Shaman other than those made pursuant to this Agreement.

                  e. Fletcher understands that the Preferred Shares, the Common Stock, the Warrant and the Warrant Shares have not been and will not be registered under the Securities Act and may not be reoffered or resold other than pursuant to such registration or an available exemption therefrom.

                  f. Fletcher is not a U.S. Person and is not acquiring the Preferred Shares, the Common Stock, the Warrant or any Warrant Shares for the account or benefit of any U.S. Person, and Fletcher is not an affiliate (within the meaning of Rule 144 under the Securities Act) of Shaman.

                  g. At the time the buy orders for the Preferred Shares and the Warrant (and any Common Stock and Warrant Shares issued during the applicable Restricted Period) were originated, Fletcher was located outside the United States.

                  h. Neither Fletcher nor any of its affiliates nor anyone acting on its or their behalf has engaged or will engage in any Directed Selling Efforts with respect to the Preferred Shares, the Common Stock, the Warrant or any Warrant Shares, and all such persons understand and have complied and will otherwise comply with the requirements of Regulation S.

                  i.    Fletcher:

                        (1) will not, during the Restricted Period applicable to
            the Preferred Shares, the Common Stock, the Warrant and the Warrant Shares, offer or sell any of the foregoing securities (or create or maintain any derivative position equivalent thereto) in the United States, to or for the account or benefit of a U.S. Person or other than in accordance with Regulation S; and

                        (2) will, after the expiration of the applicable Restricted Period, offer, sell, pledge or otherwise transfer the Preferred Shares, the Common Stock, the Warrant or any Warrant Shares (or create or maintain any derivative position equivalent thereto) only pursuant to registration under the Securities Act or an available exemption therefrom and, in any case, in accordance with applicable state securities laws.

                  j. Fletcher is purchasing the Preferred Shares, the Warrant and the Warrant Shares for its own account, for the purpose of investment and not with a view to a distribution thereof.

                  k. The transactions contemplated by this Agreement are not part of a plan or scheme on the part of Fletcher, any of its affiliates or any person acting on its or their behalf to evade the registration requirements of the Securities Act.

            5. Covenants of Shaman. Shaman covenants and agrees with Fletcher as follows:

                  a. For so long as any Preferred Share is outstanding or any of the Put Options have not been exercised or any portion of the Warrant remains outstanding, and in either case for a period of 40 days thereafter, Shaman will continue to be a Reporting Issuer within the meaning of Regulation S and will maintain the eligibility of the Common Stock for quotation on NASDAQ or listing on a national securities exchange (as defined in the Exchange Act).

                  b. For so long as any Preferred Share is outstanding or any of the Put Options have not been exercised or any portion of the Warrant remains outstanding, and in either case for a period of six months thereafter, Shaman will not offer or sell any Common Stock or any securities convertible into or exchangeable into Common Stock in reliance upon Regulation S.

                  c. For so long as any Preferred Share is outstanding or any of the Put Options have not been exercised or any portion of the Warrant remains outstanding, and in either case for a period of 40 days thereafter, neither Shaman nor any of its affiliates nor any person acting on its or their behalf will engage in any Directed Selling Efforts with respect to the Preferred Shares, the Common Stock, the Warrant or Warrant Shares.

                  d. For so long as any Preferred Share is outstanding or any of the Put Options have not been exercised or any portion of the Warrant remains outstanding, and in either case for a period of 40 days thereafter, Shaman will ensure that all applicable Offering Restrictions with respect to the Preferred Shares, the Common Stock, the Warrant and the Warrant Shares are thoroughly complied with and satisfied.

                  e. Beginning on the date hereof and for so long as any Preferred Share is outstanding or any of the Put Options have not been exercised or any portion of the Warrant remains outstanding, and in either case for a period of 40 days thereafter, Shaman will promptly notify Fletcher if (i) any event shall have occurred as a result of which any SEC Filing would include an untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, or (ii) there is any public disclosure of material information regarding Shaman or its financial condition prospects or results of operation.

                  f. At any time after the expiration of any Restricted Period with respect to the Preferred Shares, the Common Stock, the Warrant or any Warrant Shares, upon the request of Fletcher accompanied by an opinion of Rogers & Wells (or such other counsel as shall be reasonably satisfactory to Shaman and its transfer agent (if any)) to the effect that the removal of the legend referred to in Section 4(o) would then be permitted under Regulation S and that the resale of any such securities would not require registration under the Securities Act, Shaman shall, or shall cause its transfer agent (if any) to, accept from Fletcher the legended certificates representing such securities and deliver in their place unlegended certificates therefor.

                  g. Shaman will comply with the terms and conditions of the Put Option and the Warrant as set forth in Annex A and Annex B hereto, respectively (as duly amended from time to time by the parties hereto), and when issued, each Preferred Share will be substantially in the form of Annex C hereto.

                  h. For so long as any Preferred Share is outstanding or any of the Put Options have not been exercised or any portion of the Warrant remains outstanding, Shaman shall at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, for issuance upon conversion of such Preferred Shares and exercise of such Put Options and Warrant, the maximum number of shares of Common Stock then so issuable.

            6. Covenants of Fletcher. Fletcher hereby covenants and agrees with Shaman as follows:

                  a. During any Restricted Period applicable to the Preferred Shares, the Common Stock, the Warrant or the Warrant Shares, neither Fletcher nor any of its affiliates nor any person acting on its or their behalf will:

                        (1) offer or sell such Preferred  Shares,  Common Stock,
            Warrant or the Warrant Shares other than in an Offshore Transaction;

                        (2) engage in any Directed Selling Efforts with respect to such Preferred Shares, Common Stock, Warrant or Warrant Shares;

                        (3) offer or sell such Preferred  Shares,  Common Stock,
            Warrant or Warrant Shares other than: (A) in accordance with Rule 903 or Rule 904 of Regulation S; (B) pursuant to registration under the Securities Act or (C) pursuant to an available exemption therefrom; and

                        (4) offer or sell such Preferred Shares, Common Stock, Warrant or Warrant Shares to any U.S. Person or for the account or benefit of any U.S. Person.

            7. Conditions Precedent to Fletcher's Obligations. The obligations of Fletcher hereunder are subject to the performance by Shaman of its obligations hereunder and to the satisfaction of the following additional conditions precedent:

                  a. The representations and warranties made by Shaman in this Agreement shall, unless expressly waived in writing by Fletcher, be true and correct on the date hereof, on the Closing Date, on each Preferred Share Conversion Date, on each Put Option Exercise Date (as defined in Annex A hereto) and on each Warrant Exercise Date (as defined in Annex B hereto), and Fletcher shall have received on each such date a certificate of the Chief Executive Officer and the Chief Financial Officer of Shaman dated such date and to such effect.

                  b. On the Closing Date, on each Preferred Share Conversion Date, on each Put Option Exercise Date (as defined in Annex A hereto) and on each Warrant Exercise Date (as defined in Annex B hereto) Shaman shall have delivered to Fletcher an opinion of its counsel reasonably satisfactory to Fletcher, dated the date of delivery, confirming in substance the matters covered in paragraphs (a), (b), (c), (d), (e), (f),
      (g), (h) and (i) of Section 3 hereof; provided, however, that no such opinion delivered in respect of any Preferred Share Conversion Date or Warrant Exercise Date shall be required to cover the matters set forth in paragraph (i) of Section 3 hereof.

                  c. On any Put Option Exercise Date, Fletcher's obligation to purchase any shares of Common Stock hereunder shall be subject to the additional condition that during the five (5) Business Days (as defined below) immediately preceding such Put Option Exercise Date, Shaman shall not have made any SEC Filing or issued any press release describing and shall not be aware of any material adverse change, or any development that might result in any material adverse changes in the condition, financial or otherwise, or in the business affairs or business prospects of Shaman, whether or not arising in the ordinary course or business; provided, however, that if on any Put Option Exercise Date such condition has not been satisfied, such Put Option Exercise Date and each subsequent Put Option Exercise Date and the Put Option Termination Date hereunder shall be postponed by five (5) Business Days for all purposes of this Subscription Agreement as if such fifth (5th) Business Day had originally been specified as such Put Option Exercise Date or Put Option Termination Date, as the case may be; and provided further, however, that if, on such fifth (5th) Business Day, such condition has not been satisfied, there shall be no further postponement of such Put Option Exercise Date.

            As used herein the term "Business Day" means any day on which banks in The City of New York are open for business.

            8. Conditions Precedent to Shaman's Obligations. The obligations of Shaman hereunder are subject to the performance by Fletcher of its obligations hereunder and to the satisfaction of the following additional conditions precedent:

                  a. The representations and warranties made by Fletcher in this Agreement shall, unless expressly waived in writing by Shaman, be true and correct as of the date hereof, on the Closing Date, on each Preferred Share Conversion Date, on each Put Option Exercise Date and on each Warrant Exercise Date, and Shaman shall have received on each such date a certificate of the Chief Financial Officer of Fletcher dated such date and to such effect.

                  b. On the Closing Date, Fletcher shall have delivered to Shaman a legal opinion of Rogers & Wells, counsel to Fletcher, dated the date of delivery stating that:

                     (i)      Fletcher is not a U.S. Person; and

                    (ii) The offer and sale of the Preferred Shares and the Warrant by Shaman to Fletcher on the Closing Date does not require registration under the Securities Act;

                  c. On each Preferred Share Conversion Date, Fletcher shall have delivered to Shaman a legal opinion of Rogers & Wells, counsel to Fletcher, dated the date of delivery, stating that:

                     (i)      Fletcher is not a U.S. Person; and

                    (ii) the offer and sale of the Common Stock issuable by Shaman to Fletcher on such date does not require registration under the Securities Act.

                  d.  On  each  Warrant  Exercise  Date,   Fletcher  shall  have
      delivered to Shaman a legal opinion of Rogers & Wells, counsel to Fletcher, dated the date of delivery, stating that:

                     (i)      Fletcher is not a U.S. Person; and

                    (ii) the offer and sale of the Warrant Shares issuable by Shaman to Fletcher on such date does not require registration under the Securities Act.

                  e. On the date of any transfer by Fletcher of any Preferred Share or the Warrant or any Common Stock during the applicable Restricted Period, Fletcher shall have delivered to Shaman or its transfer agent, as the case may be, a legal opinion of Rogers & Wells, dated the date of such transfer, stating that such transfer complies with the requirements of Regulation S.

            9. Fees and Expenses. Each of Fletcher and Shaman agrees to pay its own expenses incident to the performance of its obligations hereunder, including, but not limited to, the fees, expenses and disbursements of such party's counsel.

            10.   Non-Performance.

                  a. If, on the Closing Date or any portion of the Warrant Exercise Date (as defined in Annex B hereto), Shaman shall fail to deliver the Preferred Shares, Warrant Shares or Common Stock to Fletcher required to be delivered pursuant to this Agreement for any reason other than the failure of any condition precedent to Shaman's obligations hereunder or the failure by Fletcher to comply with its obligations hereunder, then Shaman shall:

                        (1) hold Fletcher  harmless  against any loss,  claim or
            damage arising from or as a result of such failure by Shaman; and

                        (2) reimburse Fletcher for all of its out-of-pocket expenses, including fees and disbursements of its counsel, incurred by Fletcher in connection with this Agreement and the transactions contemplated herein;

provided, however, that Shaman shall then be under no further liability to Fletcher except as provided in this Section 10 and Section 11 hereof.

                  b. If, on the Closing Date or any Put Option Exercise Date, Fletcher shall fail to purchase the Preferred Shares, the Warrant or any Common Stock required to be purchased pursuant to this Agreement for any reason other than the failure of any condition precedent to Fletcher's obligations hereunder or the failure by Shaman to comply with its obligations hereunder, then Fletcher shall:

                        (1) hold Shaman harmless against any damage arising from or as a result of such failure by Fletcher;

                        (2) reimburse Shaman for all of its out-of-pocket expenses, including fees and disbursements of its counsel, incurred by Shaman in connection with this Agreement and the transactions contemplated herein; and

                        (3)   surrender   to  Shaman  for   cancellation   any
            portion of the Warrant not exercised prior to the date of such default by Fletcher;

provided, however, that Fletcher shall then be under no further liability to Shaman except as provided in this Section 10 and Section 11 hereof.

            11.   Indemnification.

                  a. Indemnification of Fletcher. Shaman hereby agrees to indemnify Fletcher and each of its officers, directors, employees, agents and affiliates and each person that controls (within the meaning of Section 20 of the Securities Exchange Act of 1934, as amended) any of the foregoing persons (each a "Fletcher Indemnified Party") against any claim, demand, action, liability, damages, loss, cost or expense (including, without limitation, reasonable legal fees) (a "Proceeding"), that it may incur in connection with any of the transactions contemplated hereby arising out of or based upon:

                        (1) any untrue or alleged untrue statement of a material
            fact by Shaman or any of its affiliates or any person acting on its or their behalf or omission or alleged omission by Shaman or any of its affiliates or any person acting on its or their behalf to state any material fact necessary in order to make the statements, in the light of the circumstances under which they were made, not misleading;

                        (2) any of the representations or warranties made by Shaman herein being untrue or incorrect; and

                        (3) any breach or non-performance by Shaman of any of its covenants, agreements or obligations under this Agreement;

      and Shaman hereby agrees to reimburse each Fletcher  Indemnified Party for
      any  reasonable  legal  or  other  expenses   incurred  by  such  Fletcher
      Indemnified Party in investigating or defending any such Proceeding;

      provided, however, that the foregoing indemnity shall not apply to any Proceeding to the extent that it arises out of or is based upon the gross negligence of Fletcher in connection therewith.

                  b. Indemnification of Shaman. Fletcher hereby agrees to indemnify Shaman and each of its officers, directors, employees, agents and affiliates and each person that controls (within the meaning of
      Section 20 of the Securities Exchange Act of 1934, as amended) any of the foregoing persons (each a "Shaman Indemnified Party") against any Proceeding, that it may incur in connection with any of the transactions contemplated hereby arising out of or based upon:

                        (1) any untrue or alleged untrue statement of a material
            fact by Fletcher or any of its affiliates or any person acting on its or their behalf or omission or alleged omission by Fletcher or any of its affiliates or any person acting on its or their behalf to state any material fact necessary in order to make the statements, in the light of the circumstances under which they were made, not misleading;

                        (2) any of the representations or warranties made by Fletcher herein being untrue or incorrect; and

                        (3) any breach or non-performance by Fletcher of any of its covenants, agreements or obligations under this Agreement;

      and Fletcher hereby agrees to reimburse each Shaman Indemnified Party for any reasonable legal or other expenses incurred by such Shaman Indemnified Party in investigating or defending any such Proceeding;

      provided, however, that the foregoing indemnity shall not apply to any Proceeding to the extent that it arises out of or is based upon the gross negligence of Shaman in connection therewith.

                  c.    Conduct of Claims.

                        (1) Whenever a claim for indemnification shall arise under this Section, the party seeking indemnification (the "Indemnified Party"), shall notify the party from whom such indemnification is sought (the "Indemnifying Party") in writing of the Proceeding and the facts constituting the basis for such claim in reasonable detail;

                        (2) Upon delivery of such notice, such Indemnified Party
            shall have a duty to take all reasonable steps to mitigate any losses, liabilities, costs, charges and expenses relating to any such Proceeding;

                        (3) Such  Indemnifying  Party  shall  have the  right to
            retain the counsel of its choice in connection with such Proceeding and to participate at its own expense in the defense of any such Proceeding; provided, however, that counsel to the Indemnifying Party shall not (except with the consent of the relevant Indemnified Party) also be counsel to such Indemnified Party. In no event shall the Indemnifying Party be liable for fees and expenses of more than one counsel (in addition any local counsel) separate from its own counsel for all Indemnified Parties in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances; and

                        (4) No  Indemnifying  Party  shall,  without  the  prior
            written consent to the Indemnified Parties (which consent shall not be unreasonably withheld), settle or compromise or consent to the entry of any judgment with respect to any litigation, or any investigation or proceeding by any governmental agency or body, commenced or threatened, or any claim whatsoever in respect of which indemnification could be sought under this Section unless such settlement, compromise or consent (A) includes an unconditional release of each Indemnified Party from all liability arising out of such litigation, investigation, proceeding or claim and (B) does not include a statement as to or an admission of fault, culpability or a failure to act by or on behalf of any Indemnified Party.

            12. Survival of the Representations, Warranties, etc. The respective representations, warranties and agreements made herein by or on behalf of the parties hereto shall remain in full force and effect, regardless of any investigation made by or on behalf of the other party to this Agreement or any officer, director or employee of, or person controlling or under common control with, such party and will survive delivery of and payment for the Preferred Shares, the Warrant and any Common Stock issuable hereunder.

            13. Notices. All communications hereunder shall be in writing, and

                  a. if sent to Fletcher, shall be delivered by hand, sent by registered mail or transmitted by telecopy and confirmed to Fletcher at:

                  Fletcher International Limited
                  c/o Midland Bank Trust Corporation (Cayman) Limited P.O. Box 1109, Mary Street
                  Grand Cayman, Cayman Islands
                  British West Indies
                  Telephone:  (809) 949-7755
                  Facsimile:  (809) 949-7634

                  with a copy to:

                  Rogers & Wells
                  200 Park Avenue
                  New York, NY 10166
                  Attention:  Lucien A. Moolenaar III
                  Telephone:  (212) 878-8000
                  Facsimile:  (212) 878-8375

                  b. if sent to Shaman, shall be delivered by hand, sent by registered mail or transmitted by telecopy and confirmed to Shaman at:

                  Shaman Pharmaceuticals, Inc.
                  213 East Grand Avenue
                  South San Francisco, CA 94080
                  Attention:  President and Chief Executive Officer
                  Telephone:  (415) 952-7070
                  Telefax number: (415) 873-8367

                  with a copy to:

                  Brobeck, Phleger & Harrison LLP
                  Two Embarcadero Place
                  2200 Geng Road
                  Palo Alto, CA 94303
                  Attention:  J. Stephan Dolezalek
                  Telephone:  (415) 496-2842
                  Telefax number: (415) 496-2736

            14.   Miscellaneous.

                  a. This Agreement may be executed in one or more counterparts and it is not necessary that signatures of all parties appear on the same counterpart, but such counterparts together shall constitute but one and the same agreement.

                  b. This Agreement shall inure to the benefit of and be binding upon the parties hereto, their respective successors and, with respect to
      Section 11 hereof, their respective officers, directors and affiliates, and no other person shall have any right or obligation hereunder.

                  c. This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of New York, and each of the parties hereto hereby submits to the non-exclusive jurisdiction of any State or Federal court in the Borough of Manhattan in the City and State of New York and any court hearing any appeal therefrom, over any suit, action or proceeding against it arising out of or based upon this Agreement (a "Related Proceeding"). Each of the parties hereto hereby waives any objection to any Related Proceeding in such courts whether on the grounds of venue, residence or domicile or on the ground that the Related Proceeding has been brought in an inconvenient forum.

                  d. The provisions of this Agreement are severable, and if any clause or provision hereof shall be held invalid, illegal or unenforceable in whole or in part, such invalidity or unenforceability shall not in any manner affect any other clause or provision of this Agreement.

                  e. The headings of the sections of this document have been inserted for convenience of reference only and shall not be deemed to be a part of this Agreement.

            15. Time of Essence. Time shall be of the essence in this Agreement.

            IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement, all as of the day and year first above written.

                          SHAMAN PHARMACEUTICALS, INC.

                        By:    /s/ Lisa A. Conte
                        Name:  Lisa A. Conte
                        Title: President and CEO


                         FLETCHER INTERNATIONAL LIMITED

                        By:    /s/ Alphonse Fletcher, Jr.
                        Name:  Alphonse Fletcher, Jr.
                        Title: CEO

                                                                         ANNEX A




                             TERMS OF PUT OPTIONS
                   GRANTED BY FLETCHER INTERNATIONAL LIMITED
                        TO SHAMAN PHARMACEUTICALS, INC.


            The Put Options granted by Fletcher International Limited ("Fletcher") to Shaman Pharmaceuticals, Inc. ("Shaman") pursuant to the Subscription Agreement dated July 25, 1996 between Fletcher and Shaman (the "Subscription Agreement"), including any additional Put Options granted pursuant to Paragraph 4 hereof, shall have the terms and conditions set forth below.

            This Annex A forms a part of the Subscription Agreement, and the following terms and conditions are subject to the representations, warranties and agreements and further provisions contained in the Subscription Agreement. Unless otherwise defined herein, capitalized terms used herein shall have the meanings set forth in the Subscription Agreement.

            1.    Option to Sell

            Each  of the  Put  Options  granted  pursuant  to  the  Subscription
Agreement shall entitle Shaman to sell to Fletcher and obligate Fletcher to purchase from Shaman, upon the terms and conditions set forth in the Subscription Agreement and herein, 200,000 newly issued shares of Common Stock, subject to adjustment as provided in Paragraph 4 hereof (the "Put Option Amount"), at the price per share (the "Put Option Price") computed as set forth below.

            2.    Exercisable by Shaman

            The Put Options shall be exercisable only by Shaman and only upon the terms and conditions and subject to the limitations set forth in the Subscription Agreement and herein, and the Put Options may not be transferred, sold, pledged, assigned or otherwise disposed of to any person.

            3.    Certain Restrictions on Exercise

            (a) The Put Options shall be exercisable on any Trading Day (each, a "Put Option Exercise Date") from but excluding January 27,1997 to and including July 28, 2000 (the "Put Option Termination Date");

provided, however that, subject to the provisions of Section 3(q) of the Subscription Agreement, not more than one Put Option shall be exercisable within any * * *; and provided further, however, that no Put Option shall be exercisable unless Shaman shall have delivered to Fletcher on the relevant Put Option Exercise Date a certificate of the Chief Executive Officer and Chief Financial Officer of Shaman, dated such Put Option Exercise Date, confirming that each of the representations and warranties made by Shaman in the Subscription Agreement are true and correct as of such Put Option Exercise Date. Notwithstanding anything to the contrary contained herein or in the Subscription Agreement, in no event shall any Put Option be exercisable to the extent that (i) the number of shares of Common Stock issuable to Fletcher pursuant to such Put Option plus (ii) the number of shares of Common Stock previously issued to Fletcher pursuant to any Put Option plus (iii) the total number of shares of Common Stock issuable to Fletcher pursuant to the Preferred Shares (whether or not such Preferred Shares have then been converted) plus (iv) the total number of Warrant Shares issuable to Fletcher pursuant to the Agreement (whether or not such Warrant Shares have then been issued), would equal or exceed 2,677,500 shares. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

            (b) On any Put Option Settlement Date (as defined below), the Put Option Price payable by Fletcher shall be (i) 101 percent of the Weighted Average Price (as hereinafter defined) during the period (the "Original Pricing Period") from but excluding the second Trading Day after the relevant Put Option Exercise Date and to and including the * * * Day thereafter, or (ii) if written notice is given by Fletcher at any time after the fifth day of any Pricing Period but prior to the end of such Pricing Period, the Weighted Average Price (as hereinafter defined) during the period (the "Adjusted Pricing Period") from but excluding the * * * Day prior to such Put Option Exercise Date to and including such Put Option Exercise Date. "Weighted Average Price" shall mean, with respect to any specified time period, the arithmetic average of the daily volume-weighted average sale prices (rounded to the nearest tenth of a cent) of the Shaman Common Stock on NASDAQ, as reported by Bloomberg L.P., or, if Bloomberg, L.P. is not then reporting such information, any successor service mutually agreed upon by Shaman and Fletcher. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

            4.    Additional Put Options

            Fletcher shall have the right (on the Business Day immediately prior to each Put Right Closing Date, as defined below) to increase the applicable Put Option Amount to a maximum of 400,000 shares of Common Stock or to reduce the applicable Put Option Amount to a minimum of four times the average of the daily volume of shares of Common Stock traded on the Nasdaq Stock Market during the applicable Original Pricing Period or Adjusted Pricing Period, as the case may be. The excess, if any, of the original Put Option Amount over such decreased Put Option Amount shall be referred to herein as the "Remaining Shares". If Fletcher does reduce the Put Option Amount in one or more instances, Shaman will receive that number of additional Put Options on a cumulative basis equal to the total number of Remaining Shares divided by 200,000, plus an additional Put Option for any fractional remainder of the Remaining Shares (exercisable only to the extent of the number of Remaining Shares in such fractional remainder).

            5.    Certain Exercise Procedures

            On any Put Option Exercise Date, Shaman may exercise a Put Option by delivering notice thereof to Fletcher in accordance with the Subscription
Agreement. On the second Business Day following (i) the end of the Original Pricing Period or (ii) the date on which Fletcher exercises its right to calculate the put option price using the Adjusted Pricing Period, as the case may be, or such later date as shall be agreed by Shaman and Fletcher (a "Put Option Settlement Date"), Shaman shall issue to Fletcher the number of shares of Common Stock equal to the Put Option Amount calculated as provided herein against payment by Fletcher of the Put Option Price in New York Clearing House (next day) funds in accordance with the Subscription Agreement.

            6.    Expiration and Termination

            (a) Any Put Option (including any additional Put Options granted pursuant to Paragraph 4 hereof) that has not been exercised by Shaman in accordance with the terms of the Subscription Agreement and hereof by 5:00 p.m. (New York time) on the Put Option Termination Date shall immediately expire and not thereafter be exercisable, and Fletcher shall have no further obligation whatsoever with respect to any such Put Option.

      The Warrant represented by this certificate was issued on July 26, 1996 (the "Original Issue Date") pursuant to the Subscription Agreement dated July 25, 1996 between Shaman Pharmaceuticals, Inc. and Fletcher International Limited. Neither the Warrant represented by this certificate nor the securities issuable upon exercise hereof have been registered under the Securities Act of 1933, as amended (the "Act"). The Warrant represented hereby has been sold in reliance on the exemption from registration provided by Regulation S under the Act ("Regulation S"). Prior to the expiration of a 40-day restricted period beginning on the Original Issue Date (the "Restricted Period"), the Warrant represented by this certificate may not be exercised, offered or sold, directly or indirectly, within the United States (as defined in Regulation S under the Act), to a U.S. Person (as defined in Regulation S under the Act) or for the account or benefit of a U.S. Person. Neither Shaman Pharmaceuticals, Inc. nor its transfer agent shall be obligated to remove this legend unless it shall have received an opinion of counsel stating that such removal complies with the requirements of Regulation S.



Warrant No. _________________                         550,000 Warrant Shares

                               WARRANT CERTIFICATE

                          SHAMAN PHARMACEUTICALS, INC.

            This Warrant Certificate certifies that FLETCHER INTERNATIONAL LIMITED, or registered assigns, is the registered holder of one Warrant (the "Warrant") expiring on the Termination Date (as defined below) to purchase up to 550,000 shares (the "Warrant Shares") of common stock, par value $.001 per share (the "Common Stock"), of Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Issuer"), at the Exercise Price (as defined below).

            The Warrant represented hereby was issued on July 26, 1996 (the "Original Issue Date") pursuant to the Subscription Agreement dated July 25, 1996 (the "Subscription Agreement"), between the Issuer and Fletcher International Limited ("Fletcher"), and is subject to the terms and conditions thereof. Unless otherwise defined herein, capitalized terms used herein shall have the meanings set forth in the Subscription Agreement. A copy of the Subscription Agreement may be obtained by the registered holder hereof upon written request to the Issuer.

            The Warrant represented hereby may be exercised on any Business Day (a "Warrant Exercise Date") from but excluding the Original Issue Date to and including July 25, 2002 (the "Termination Date"). The Warrant entitles the registered holder hereof to receive from the Issuer upon exercise up to the number of Warrant Shares set forth on the face hereof upon surrender of this Warrant Certificate as provided on the reverse hereof and payment of the Exercise Price defined below (the "Exercise Price") (plus transfer taxes, if applicable) to the Issuer in cash or by certified or official bank check.

            The Exercise Price per Warrant Share shall be $10.184.

            The Warrant represented hereby shall have the following additional terms:

1. The Warrant represented hereby may be exercised upon surrender of this Warrant Certificate by the registered holder hereof to the Issuer at its principal office on any Exercise Date with the Exercise Notice attached hereto (an "Exercise Notice") duly completed and signed by the registered holder hereof and upon payment by such holder to the Issuer of the Exercise Price (plus transfer taxes, if applicable) for the total number of Warrant Shares in respect of which such Warrant is then exercised. The Warrant represented hereby shall be exercisable only in the minimum amount of 30,000 Warrant Shares and integral multiples of 30,000 Warrant Shares in excess thereof (or such lesser amount as shall constitute the full amount of this Warrant).

2. On the Business Day following an Exercise Date (an "Issue Date") the Issuer shall issue and cause to be delivered to the registered holder hereof at such address as such holder shall specify in the Exercise Notice a certificate or certificates for the number of full Warrant Shares issuable upon the exercise of such Warrant, registered in such holder's name, together with cash (if any) as provided in paragraph 4. Such certificate or certificates shall be deemed to have been issued and any person so designated to be named therein shall be deemed to have become a holder of record of such Warrant Shares as of such Exercise Date.

3. If on such Issue Date the number of Warrant Shares to be delivered shall be less than the total number of Warrant Shares deliverable hereunder, there shall be issued to the holder hereof or his assignee on such Issue Date a new warrant certificate substantially identical to this Warrant Certificate, except that such new warrant certificate shall evidence the right to purchase the number of Warrant Shares equal to (x) the total number of Warrant Shares deliverable hereunder less
      (y) the number of Warrant Shares so delivered.

4. The Issuer shall not be required to issue fractional Warrant Shares on the exercise of the Warrant represented hereby. The number of full Warrant Shares which shall be issuable upon the exercise of the Warrant shall be computed on the basis of the aggregate number of Warrant Shares purchasable on exercise of the Warrant so presented. If any fraction of a Warrant Share would, except for the provisions of this paragraph 4, be issuable on the exercise of the Warrant, the Issuer shall pay an amount in cash equal to the closing sale price of the Common Stock per Warrant Share on the day immediately preceding the date the Warrant is presented for exercise, multiplied by such fraction.

5. For so long as the Warrant represented hereby has not been exercised in full, the Issuer shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, for issuance upon exercise of the Warrant represented hereby, the maximum number of Common Stock then so issuable (as adjusted from time to time pursuant to paragraph 10).

6. By accepting delivery of this Warrant Certificate, the registered holder hereby covenants and agrees with the Issuer not to exercise or transfer the Warrant represented hereby except in compliance with the terms of the Subscription Agreement and this Warrant Certificate.

7. By accepting delivery of this Warrant Certificate, the registered holder hereof covenants and agrees with the Issuer that no Warrant may be sold, assigned, conveyanced, pledged, hypothecated or in any other manner disposed of or transferred unless and until such holder shall deliver to the Issuer (i) written notice of such transfer and of the name and address of the transferee has been received by the Issuer;
      (ii) a written agreement of the transferee to comply with the terms of the Subscription Agreement and this Warrant Certificate and (iii) in the case of a transfer hereof prior to the expiration of the Restricted Period specified on the first page hereof, an opinion of counsel stating that such transferee is not a "U.S. Person" as defined in Regulation S under the Securities Act of 1933, as amended, and that such transfer is otherwise exempt from any registration requirements.

8. The Issuer will pay all documentary stamp taxes (if any) attributable to the issuance of Warrant Shares upon the exercise of the Warrant by the registered holder hereof; provided, however, that the Issuer shall
                                     --------   -------
      not be required to pay any tax or taxes which may be payable in respect of any transfer involved in the registration of the Warrant Certificate or any certificates for Warrant Shares in a name other than that of the registered holder of the Warrant Certificate surrendered upon the exercise of a Warrant, and the Issuer shall not be required to issue or deliver the Warrant Certificate or certificates for Warrant Shares unless or until the person or persons requesting the issuance thereof shall have paid to the Issuer the amount of such tax or shall have established to the satisfaction of the Issuer that such tax has been paid.

9. In case this Warrant Certificate shall be mutilated, lost, stolen or destroyed, the Issuer may in its discretion issue in exchange and substitution for and upon cancellation of the mutilated Warrant Certificate, or in lieu of and substitution for the Warrant Certificate lost, stolen or destroyed, a new Warrant Certificate of like tenor, but only upon receipt of evidence reasonably satisfactory to the Issuer of such loss, theft or destruction of such Warrant Certificate and indemnity, if requested, satisfactory to it. Applicants for a substitute Warrant Certificate shall also comply with such other reasonable regulations and pay such other reasonable charges as the Issuer may prescribe.

10. The number of Warrant Shares issuable upon the exercise of the Warrant (the "Exercise Rate") and the terms and conditions of the Warrant are subject to adjustment by the Issuer, in consultation with the holder hereof, from time to time as follows:

      a.    If the Issuer:

            (1) subdivides its outstanding shares of Common Stock into a greater number of shares;

            (2) combines its outstanding shares of Common Stock into a smaller number of shares; or

            (3) issues by reclassification of its Common Stock any shares of its Capital Stock (as defined below);

            then the Exercise Rate in effect immediately prior to such action shall be adjusted so that the registered holder hereof shall thereafter be entitled to receive upon exercise the number of shares of Common Stock or other Capital Stock of the Issuer which such holder would have owned immediately following such action if such holder had exercised the Warrant immediately prior to such action.

            As used herein the term "Capital Stock" means, with respect to any corporation, any and all shares, interest, rights to purchase, warrants, options, participations or other equivalents of or interests (however designated) in stock issued by that corporation.

            Such adjustment shall become effective simultaneously with the effective date of any subdivision, combination or reclassification.

            If, after an adjustment, the registered holder hereof would receive upon exercise shares of two or more classes of Capital Stock of the Issuer, the Exercise Rate shall thereafter be subject to adjustment upon the occurrence of an action taken with respect to each such class of Capital Stock as is contemplated hereby with respect to the Common Stock, on terms comparable to those applicable to Common Stock hereunder.

      b. Whenever the Exercise Rate is adjusted, the Issuer shall provide the notices required by paragraph 12 hereof.

      c.    If:

            (1)   the  Issuer   takes  any  action   that  would   require  an
                  adjustment  in the Exercise  Rate  pursuant to  subparagraph
                  (a) above; or

            (2)   there is a liquidation or dissolution of the Issuer;

            then the Issuer shall mail to the registered holder hereof a notice stating the proposed effective date of a subdivision, combination, reclassification, consolidation, merger, transfer, lease, liquidation or dissolution, as the case may be. The Issuer shall mail the notice at least 15 days before such date.

      d. The Issuer covenants and agrees with the registered holder hereof not to consolidate or merge with or into, or transfer or lease all or substantially all its assets to, any person unless, * * * [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL
            HAS  BEEN  FILED  SEPARATELY  WITH  THE  COMMISSION   PURSUANT  TO
            RULE 24b-2.]

            (1) * * * [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

            (2) (a) such person shall expressly assume in writing all of the obligations of the Issuer under the Subscription Agreement and hereunder and deliver notice thereof to the registered holder hereof; and

                  (b) upon consummation of such transaction, the Warrant shall automatically become exercisable for the kind and amount of securities, cash or other assets that the registered holder hereof would have owned immediately after the consolidation, merger, transfer or lease if such holder had exercised the Warrant immediately before the effective date of such transaction.

      e. After an adjustment to the Exercise Rate hereunder, any subsequent event requiring an adjustment hereunder shall cause an adjustment to the Exercise Rate as so adjusted.

11. Upon the issuance of any stock dividend or distribution of Common Stock pro rata to all holders of Common Stock, the registered holder hereof on the record date for such distribution shall be entitled to receive such dividend or distribution on the same terms as the holders of Common Stock upon exercise hereof.

12. Upon any adjustment of the Exercise Rate pursuant to paragraph 10, the Issuer shall promptly thereafter but in any event within 15 days following such adjustment (i) cause to be delivered to the registered holder hereof a certificate of its Chief Financial Officer setting forth the Exercise Rate after such adjustment and setting forth in reasonable detail the method of calculation and the facts upon which such calculations are based, which certificate shall be conclusive evidence of the correctness of the matters set forth therein, and (ii) cause to be delivered to the registered holder hereof at his or her address appearing on the Warrant Register written notice of such adjustments by first-class mail, postage prepaid. Where appropriate, such notice may be given in advance and included as part of the notice required to be mailed under the other provisions of this paragraph 12.

      In case:

      a. the Issuer shall authorize the issuance to all holders of shares of Common Stock of rights, options or warrants to subscribe for or purchase shares of Common Stock or of any other subscription rights or warrants; or

      b. of any consolidation or merger to which the Issuer is a party and for which approval of any shareholders of the Issuer is required, or of the conveyance or transfer of the properties and assets of the Issuer substantially as an entirety, or of any reclassification or change of Common Stock issuable upon exercise of the Warrant (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), or of a tender offer or exchange offer for shares of Common Stock; or

      c. of the voluntary or involuntary dissolution, liquidation or winding up of the Issuer; or

      d. the Issuer proposes to take any action which would require an adjustment of the Exercise Rate pursuant to paragraph 10;

      then the Issuer shall cause to be given to the registered holder hereof at his or her address appearing on the Warrant Register, at least 20 days (or 10 days in any case specified in clauses (a) or (b) above) prior to the applicable record date hereinafter specified, or promptly in the case of events for which there is no record date, by first class mail, postage prepaid, a written notice stating (i) the date as of which the holders of record of shares of Common Stock to be entitled to receive any such rights, options, warrants or distribution are to be determined, or (ii) the initial expiration date set forth in any tender offer or exchange offer for shares of Common Stock, or (iii) the date on which any such reclassification, consolidation, merger, conveyance, transfer, dissolution, liquidation or winding up is expected to become effective or consummated, and the date as of which it is expected that holders of record of shares of Common Stock shall be entitled to exchange such shares for securities or other property, if any, deliverable upon such reclassification, consolidation, merger, conveyance, transfer, dissolution, liquidation or winding up.

13. The Issuer shall serve as warrant agent (the "Warrant Agent") under this Agreement. The Warrant Agent hereunder shall at all times maintain a register (the "Warrant Register") of the holders of Warrants. Upon 30 days' notice to the registered holder hereof, the Issuer may appoint a new Warrant Agent. Such new Warrant Agent shall be a corporation doing business under the laws of the United States or any state thereof, in good standing and having a combined capital and surplus of not less than $50,000,000. The combined capital and surplus of any such new Warrant Agent shall be deemed to be the combined capital and surplus as set forth in the most recent annual report of its condition published by such Warrant Agent prior to its appointment; provided that such
                                                           --------
      reports are published at least annually pursuant to law or to the requirements of a federal or state supervising or examining authority. After acceptance in writing of such appointment by the new Warrant Agent, it shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named herein as the Warrant Agent, without any further assurance, conveyance, act or deed; but if for any reason it shall be reasonably necessary or expedient to execute and deliver any further assurance, conveyance, act or deed, the same shall be done at the expense of the Issuer and shall be legally and validly executed and delivered by the Issuer.

      Any corporation into which the Issuer or any new Warrant Agent may be merged or any corporation resulting from any consolidation to which the Issuer or any new Warrant Agent shall be a party or any corporation to which the Issuer or any new Warrant Agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Warrant Agent under this Agreement without any further act; provided that such corporation (i) would be eligible for appointment as successor to the Warrant Agent under the provisions of this paragraph 13 or (ii) is a wholly owned subsidiary of the Warrant Agent. Any such successor Warrant Agent shall promptly cause notice of its succession as Warrant Agent to be mailed (by first class mail, postage prepaid) to the registered holder hereof at such holder's last address as shown on the Warrant Register.

      This Warrant Certificate shall not be valid unless signed by the Issuer.

      IN WITNESS WHEREOF, Shaman Pharmaceuticals, Inc. has caused this Warrant Certificate to be signed by its duly authorized officer.

Dated:  July 26, 1996

                                    SHAMAN PHARMACEUTICALS, INC.



                                    By:    /s/ Lisa A. Conte
                                    Name:  Lisa A. Conte
                                    Title: President and Chief Executive Officer

                             FORM OF EXERCISE NOTICE

               (To Be Executed Upon Exercise Of the Warrant)

                                                         [DATE]

Shaman Pharmaceuticals, Inc.
213 East Grand Avenue
South San Francisco, CA 94080
Attn:  President and Chief Executive Officer

                            Re:  Warrant No.

Ladies and Gentlemen:

            The undersigned is the registered holder of the above-referenced warrant (the "Warrant") issued by Shaman Pharmaceuticals, Inc., evidenced by the Warrant Certificate attached hereto, and hereby elects to exercise the Warrant to purchase _____ shares of Warrant Shares (as defined in such Warrant Certificate) and herewith tenders $______________ [in cash] [by certified or official bank check to the order of Shaman Pharmaceuticals, Inc.] as payment for such Warrant Shares in accordance with the terms of such Warrant Certificate.

            In accordance with the terms of the attached Warrant Certificate, the undersigned requests that certificates for such shares be registered in the name of and delivered to the undersigned at the following address:1


                       ================================
                       --------------------------------


            [If the number of Warrant Shares to be delivered is less than the total number of Warrant Shares deliverable under the Warrant, insert the following - The undersigned requests that a new warrant certificate substantially identical to the attached Warrant Certificate be issued to the undersigned evidencing the right to purchase the number of Warrant Shares equal to (x) the total number of Warrant Shares deliverable under the Warrant less (y) the number of Warrant Shares to be delivered in connection with this exercise.

                                    NAME OF REGISTERED HOLDER [ADDRESS]
                                    [ADDRESS]
                                    [ADDRESS]
                                    [ADDRESS]




                                       By:
                                         --------------------------------
                                      Name:
                                     Title:



1 Prior to the expiration of the Restricted Period (if any) referred to in the legend appearing on the Warrant Certificate attached hereto, the Warrant Shares issuable thereunder "shall not be delivered within the United States (as defined in Regulation S under the Securities Act of 1933, as amended (the "Securities Act")) unless registered under the Securities Act or pursuant to an available exemption from such registration.