Form 10-Q
period 1996-09-30
SHAMAN PHARMACEUTICALS INC
filed 1996-11-14
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                 213 East Grand Avenue,
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

                          Yes      X               No

     Number of shares of Common Stock, $.001 par value, outstanding as of October 31, 1996: 13,789,534

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               September 30, 1996

                                                                           PAGE
                                                                          NUMBER

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements and Notes

               Condensed Balance Sheets as of September 30, 1996 and           3
               December 31, 1995

               Condensed Statements of Operations for the                      4
               three and nine months ended September 30, 1996 and
               September 30, 1995

               Condensed Statements of Cash Flows for the three and            5
               nine months ended September 30, 1996 and September 30, 1995

               Notes to Condensed Financial Statements                         6

Item 2.        Management's  Discussion  and  Analysis of Financial            9
               Condition  and Results of Operations


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                              16

Item 2.        Changes in Securities                                          16

Item 3.        Defaults in Senior Securities                                  16

Item 4.        Submission of Matters to a Vote of Security Holders            16

Item 5.        Other Information                                              16

Item 6.        Exhibits and Reports on Form 8-K                               17


 SIGNATURES                                                                   18


PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements and Notes

                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                             September 30,      December 31,
                                                 1996              1995
                                          -------------------------------------
                                              (Unaudited)          (Note)
ASSETS

Current assets:
   Cash and cash equivalents                 $ 17,853,525      $  9,210,123
   Short-term investments                       2,551,486        17,454,778
   Prepaid expenses and other
   current assets                               1,036,473           858,724
                                             ------------      ------------

Total current assets                           21,441,484        27,523,625
                                             ------------      ------------

Property and equipment, net                     5,083,591         6,158,056
                                             ------------      ------------

Other assets                                      128,080           128,080
                                             ------------      ------------
Total assets                                 $ 26,653,155      $ 33,809,761
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other
      accrued expenses                       $    834,542      $    668,078
   Accrued clinical trial costs                   986,275         1,016,573
   Accrued professional fees                      470,078           705,374
   Accrued compensation                           441,958           383,089
   Advances - contract research                 2,758,605           789,855
   Current installments of long-term
      obligations                               2,340,801         1,111,128
                                             ------------      ------------

Total current liabilities                       7,832,259         4,674,097

Long-term obligations, excluding
      current installments                      3,156,721         4,930,263

Stockholders' equity:
   Series A preferred stock                           400              --
   Common stock                                    13,788            13,258
   Additional paid-in capital                  94,531,379        88,170,926
   Deferred compensation and
      other adjustments                           (82,523)         (146,956)
   Accumulated deficit                        (78,798,869)      (63,831,827)
                                              ------------      ------------

Total stockholders' equity                     15,664,175        24,205,401
                                             ------------      ------------

Total liabilities and stockholders'
      equity                                 $ 26,653,155      $ 33,809,761
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

                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                        Three Months Ended             Nine Months Ended
                           September 30,                  September 30,
                    --------------------------    ---------------------------

                        1996          1995           1996          1995
                    ------------  ------------   ------------   -----------

Revenue from
collaborative
agreement             $531,251     $500,001       $1,531,252    $1,710,146

Operating expenses:
  Research and
  development        4,754,440    4,274,153       14,225,376    12,570,304

  General and
  administrative       862,477      890,762        2,634,951     2,759,917
                   -----------  -----------     ------------  ------------

Total operating
expenses             5,616,917    5,164,915       16,860,327    15,330,221
                   -----------  -----------      -----------   -----------

Loss from
operations          (5,085,666)  (4,664,914)     (15,329,075)  (13,620,075)

Other income (expense):

  Interest income      246,159      425,390          833,917     1,303,675
  Interest expense    (145,876)    (132,280)        (471,884)     (418,676)
                    ----------- ------------      -----------  ------------

Net Loss           $(4,985,383) $(4,371,804)    $(14,967,042) $(12,735,076)
                   ============  ============    ============  ============

Net loss
  per share             $(0.37)      $(0.33)          $(1.11)       $(0.97)

                   ============ ============     ============  ============


Shares used in
calculation of
net loss per
share               13,448,000   13,194,000      13,381,000    13,134,000
                   ===========  ===========     ===========   ===========






     See notes to condensed financial statements.


                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                         Three Months Ended               Nine Months Ended
                            September 30,                   September 30,
                     ---------------------------   -----------------------------

                         1996           1995            1996            1995
                        ------         ------          ------          ------


Operating activities:

Net loss            $(4,985,383   $(4,371,804)    $(14,967,042)   $(12,735,076)

Adjustments to
reconcile net
loss to net
cash used in
operating activities:

  Depreciation
  and amortization      557,564       708,150        1,847,177       2,048,170

  Changes in operating
  assets and liabilities:

  Prepaid expenses,
  other current assets
  and other assets      (28,819)      (37,512)        (177,749)        339,926

  Accounts payable,
  accrued expenses
  and contract
  research advances   1,304,357       (71,798)       1,950,989         283,919

                     ----------     ----------      ----------      ----------

Net cash used
in operating
activities           (3,152,281)   (3,772,964)     (11,346,625)    (10,063,061)
                     ----------    ----------       ----------      ----------

Investing activities:

  Purchases of
  available-for-
  sale investments          --     (5,042,338)     (10,951,386)    (15,063,354)

  Sales of
  available-for-
  sale investments    1,494,000           --         1,494,000             --

  Maturities of
  available-for-
  sale investments    6,467,620     6,080,500       24,300,934      24,389,000

  Capital
  expenditures          (32,178)     (228,491)        (684,468)       (370,986)
                      ----------    ----------      ----------      ----------



Net cash provided
by investing
activities            7,929,442       809,671       14,159,080       8,954,660

Financing activities:

  Proceeds from
  issuance of
  preferred stock,
  net                 3,060,160           --         3,060,160             --

  Proceeds from
  issuance of
  common stock,
  net                 3,024,718        16,800        3,337,156         343,586

  Proceeds from
  long-term
  obligations               --            --           600,000             --

  Principal payments
  on long-term
  obligations          (474,673)     (189,903)      (1,166,369)       (592,761)
                      ----------    ----------       ----------      ----------

Net cash provided by
(used in)financing
activities            5,610,205      (173,103)       5,830,947        (249,175)


Net increase
(decrease) in
cash and cash
equivalents          10,387,366    (3,136,396)       8,643,402      (1,357,576)

Cash and cash
equivalents at
beginning of
period                7,466,159    10,555,402        9,210,123       8,776,582
                     ----------    ----------       ----------      ----------


Cash and cash
equivalents at
end of period       $17,853,525    $7,419,006      $17,853,525      $7,419,006
                    ===========    ==========       ==========      ==========



See notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996

                                   (Unaudited)


1.   Basis of Presentation

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir(TM), an oral product for the treatment of watery diarrhea; Virend(R), a topical antiviral for the treatment of herpes; and nikkomycin Z, an oral antifungal for the treatment of endemic mycoses. Shaman has collaborations for the development of diabetes drugs with Lipha, Lyonnaise Industrielle Pharmaceutique S.A. ("Lipha"), a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year.

     This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 1, 1996.

     Operating   expenses for  1995  have  been  reclassified  to  conform  to
1996 presentation.


2.   Collaborative Agreement

     In September 1996, the Company entered into a five-year collaborative agreement with Lipha to jointly develop antidiabetic drugs. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha will provide up to $9.5 million in research payments and up to $10 million in equity investments priced at a 20% premium to the average market price of the Company's common stock at the time of purchase. Complete research funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound by September 23, 1998. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10 million per compound for each antidiabetic drug developed and commercialized. Lipha will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

     Upon signing the collaboration, the Company received an annual research fee of $1.5 million which will be amortized over twelve months. Shaman recognized $31,250 in revenue from the Lipha collaboration at September 30, 1996. The Company also received $3 million for 388,918 shares of common stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase.


3.   Preferred Equity Financing

     In July 1996, the Company closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which it received approximately $3.3 million for 400,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") priced at $8.147 per share and a six-year warrant to purchase 550,000 shares of the Company's common stock at an exercise price of $10.184 per share. The Preferred Stock does not carry a dividend obligation and is convertible into common stock at the earlier of (a) the investor's option,
(b) immediately following any 60 trading day period in which the Company's common stock has consistently traded higher than $8.147, or (c) July 23, 1999. If the Preferred Stock converts prior to July 23, 1999, the conversion ratio will be one share of common stock for each share of preferred. If the Preferred Stock converts on July 23, 1999, the conversion rate will be the higher of $6.00 or a weighted average price of the Company's common stock at the time of conversion. In either case, appropriate adjustments will be made for stock dividends, splits or other adjustments.

      In addition to the initial sale of Preferred Stock and warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 shares of common stock to the investor at a premium over an average of the Company's market price at the time of sale. As the Company exercises its rights under the agreement, the investor has the option to increase the shares purchased by up to 577,500 shares.


4.   Term Loan

     The Company's unsecured term loan provided for the acceleration of principal if the Company did not achieve certain financing or collaborative objectives by May 15, 1996. The Company achieved the specified milestone in the third quarter rather than by May 15, 1996, and the lender accelerated the amortization schedule. The acceleration provisions require that principal amortization be shortened from 30 months to 24 months, with the first monthly payment due May 15, 1996 instead of April 30, 1997. Accordingly, to date the Company has made six principal payments totaling $625,000 and reclassified $1,250,000 of its term debt to current liabilities as of September 30, 1996. The interest rate on the loan was approximately 7.1% at September 30, 1996.

Item 2.  Management's  Discussion  and  Analysis of  Financial  Condition  and
                         Results of Operations

Overview

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir(TM), an oral product for the treatment of secretory diarrhea; Virend(R), a topical antiviral for the treatment of herpes; and nikkomycin Z, an oral antifungal for the treatment of endemic mycoses. Shaman has collaborations for the development of diabetes drugs with Lipha, Lyonnaise Industrielle Pharmaceutique S.A. ("Lipha"), a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

     The Company began operations in March 1990. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company's accumulated deficit at September 30, 1996, was approximately $79 million. Shaman expects to continue to incur substantial losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and its on-going research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. Shaman has financed its research, development and administrative activities through various private placements of its equity securities, an initial public offering of common stock in January 1993, a secondary offering in December 1993, collaborative agreements with research partners, and, to a lesser extent, through equipment and leasehold improvement financings.

     In November 1996, Shaman completed a successful Phase II trial of Provir, an oral agent for the treatment of secretory diarrhea. The open label trial tested Provir in 75 patients afflicted with acute diarrhea, including traveler's diarrhea and non-specific diarrhea of unknown etiology. Overall, 89% of the 75 patients treated with Provir returned to normal bowel function after 48 hours of treatment. Moreover, of the 71 patients available for follow up, no recurrence was experienced during the post-treatment period. No significant adverse reactions were reported. The Company plans to initiate a 500 patient, randomized, multi-dose, placebo-controlled study early in 1997.

     Shaman obtained an initial indication of efficacy for Virend, a topical agent for the treatment of genital herpes, in late 1995. Focusing on a two-pronged strategy for development and commercialization of the product, the Company intended to conduct a Phase III trial in late 1996 in immunocompromised patients followed by a combination trial with the standard of treatment for genital herpes (acyclovir), in order to outlicense Virend for development and commercialization in the immunocompetent patient population. As a result of discussions with potential partners and consideration of the market opportunity in the immunocompetent patient population, Shaman has decided to initiate a combination study prior to a Phase III trial in the AIDS patient population. Because of differing mechanisms of action, Shaman believes that Virend may have an additive or synergistic benefit when used in combination with acyclovir.

Successful results from a combination trial could lead to more attractive partnering opportunities with better market potential than that anticipated by the original strategy.

     Shaman plans to enter a Phase I human clinical trial of nikkomycin Z, an oral treatment for endemic mycoses. The trial, designed to determine that nikkomycin Z is safe, is scheduled to begin in the fourth quarter of 1996.

     In September 1996, the Company entered into a five-year collaborative agreement with Lipha to jointly develop antidiabetic drugs. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha will provide up to $9.5 million in research payments and up to $10 million in equity investments priced at a 20% premium to the average market price of the Company's common stock at the time of purchase. Complete research funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound by September 23, 1998. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10 million per compound for each antidiabetic drug developed and commercialized. To date, Shaman has identified ten orally active compounds which show preclinical activity as treatments for Type II diabetes. Lipha will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

     Upon signing the collaboration, the Company received an annual research fee of $1.5 million which will be amortized over twelve months. The Company also received $3 million for 388,918 shares of common stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase.

     In July 1996, the Company closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which it sold 400,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price per share of $8.147 and a six-year warrant to purchase 550,000 shares of the Company's common stock at a price of $10.184 per share. The Preferred Stock does not carry a dividend obligation and will convert into common stock no later than July 23, 1999 at a price per share between $6 and $8.147, depending on the market value of the Company's common stock during the period prior to conversion. In addition to the sale of Preferred Stock and warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of common stock to the investor at a premium over an average of the Company's market price at the time of sale. The investor has the option to increase the shares purchased by up to 577,500 shares.

Results of Operations

Three Months and Nine Months Ended September 30, 1996 and September 30, 1995

     The Company recorded revenues of $0.5 million for each of the quarters ended September 30, 1996 and 1995, and had revenues of $1.5 million and $1.7 million for the nine month periods ended September 30, 1996 and 1995, respectively. Revenues for both the three month and nine month periods ended September 30, 1996 resulted from collaborations for the research and development rights of Shaman's diabetes compounds, including revenue from the recently announced collaboration with Lipha, as well as ongoing revenues from Ono. Collaborative revenues in 1995 resulted solely from the Company's relationship with Ono and included a one-time access fee associated with the commencement of that collaboration.

     Research and development expenses were $4.8 million and $4.3 million for the quarters ended September 30, 1996 and 1995, respectively. Increased spending during the current quarter was primarily attributable to costs incurred for the Phase II Provir trial for secretory diarrhea and start-up costs associated with the Virend clinical trial expected to begin early in 1997. For the nine months ended September 30, 1996, research and development expenses were $14.2 million, representing a $1.6 million increase over the same period in 1995. The year-to-date increase is primarily attributable to the Company's additional pre-clinical activities with respect to nikkomycin Z and further development of the compounds identified in its diabetes research effort. Research and development expenses are likely to increase in upcoming quarters as the Company continues research and development activities for various product candidates.

     General and administrative expenses were $0.9 million for each of the quarters ended September 30, 1996 and 1995, and $2.6 million and $2.8 million for the nine month periods ended September 30, 1996 and 1995, respectively. Current general and administrative expenses are in line with the Company's plan and are not expected to increase substantially because the Company's expanded research and clinical activities are not expected to require commensurate increases in general and administrative support.

     Interest income was $.25 million and $.43 million for the quarters ended September 30, 1996 and 1995, respectively, and $.83 million and $1.3 million for the nine months ended September 30, 1996 and 1995, respectively. Interest income decreased for the periods ended September 30, 1996, compared with the periods ended September 30, 1995, due to lower average cash and investment balances as the Company continues to fund its operations. The increases in interest expense for the three and nine-month periods ending September 30, 1996 over the same periods in 1995 resulted from higher average debt balances in 1996, the impact of which was partially offset by a lower average interest rate on Company debt during 1996.

Liquidity and Capital Resources

     As of September 30, 1996, the Company's cash, cash equivalents, and investments totaled approximately $20.4 million, compared with $26.7 million at December 31, 1995, with an average investment maturity of four and a half months at both dates. The Company invests excess cash according to its investment policy which provides guidelines with regard to liquidity, type of investment, credit rating, and concentration limits.

     During the quarter ended September 30, 1996, the Company received approximately $7.75 million from its first research payment under the Lipha collaboration, from the Lipha equity investment and from a private placement of preferred stock. Looking forward, the two transactions closed during the quarter provide on-going funding capability for the Company through equity financings and research funding. Additional cash was generated during the quarter through sales and maturities in the Company's investment portfolio.

     Lipha has committed an additional $15.0 million to the Company in the form of periodic research funding and annual purchases of premium-priced common stock. Complete funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound within two years. The Lipha agreement also provides for additional preclinical and clinical milestone payments in excess of $10 million per compound for each antidiabetic drug developed and commercialized, part of which may be offset against future royalties, if any. Further, Lipha will bear the preclinical, clinical trial and other development expenses associated with any antidiabetic compound which it selects. Shaman will receive royalties on antidiabetic product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States.

     In July 1996, the Company received gross proceeds of $3.3 million for 400,000 shares of Series A Convertible Preferred Stock and a six-year warrant to purchase 550,000 shares of the Company's common stock at a price of $10.84 per share. In addition to the initial sale of the Preferred Stock and warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of common stock the investor at a premium over an average of the Company's market price at the time of sale. As the Company exercises its rights under the agreement, the investor has the option to increase the shares purchased by up to 577,500 shares.

     The Company expects to incur substantial additional costs relating to the continued clinical development of its products, its research and development programs, preclinical and clinical testing, and regulatory activities. At its current burn rate, the Company anticipates that its cash, cash equivalents and investment balances of approximately $20.4 million at September 30, 1996, the collaborative revenue committed by Lipha and Ono, Lipha's commitment to purchase additional equity and Shaman's additional rights to sell common stock through its private placement will be adequate to fund operations through 1997.

     Recognizing the need for additional financing, the Company continues to actively consider a variety of financing alternatives, including public and private equity financings, licensing arrangements for its other products, capital equipment financing, and term debt. To the extent the Company is successful in closing such transactions and creating such partnerships, cash balances would be enhanced through equity investments and fees. There can be no assurance that any of these sources of funds will be available to the Company on acceptable terms, if at all.

Future Outlook

     In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below under the caption "Risk Factors" and elsewhere in this report and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

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

     Limited Manufacturing and Marketing Experience and Capacity. The Company currently produces products only in quantities necessary for clinical trials and partner requirements, and does not currently have the staff or facilities necessary to manufacture products in commercial quantities. As a result, the Company may rely on collaborative partners or third-party manufacturing facilities, which may not be available on commercially acceptable terms adequate for Shaman's long-term needs. The Company currently has no marketing or sales staff. To the extent that the Company does not or is unable to enter into co-promotion agreements or to arrange for third party distribution of its products, significant additional resources will be required to develop a marketing and sales force.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.       Description

         10.50+ Joint Research and Product Development and Commercialization Agreement Between Lipha, Lyonnaise Industrielle Pharmaceutique s.a. and Shaman Pharmaceuticals, Inc. dated September 23, 1996.

         10.51+ Stock Purchase Agreement between Lipha, Lyonnaise Industrielle Pharmaceutique s.a. and Shaman Pharmaceuticals, Inc. dated September 23, 1996.

         27                Financial Data Schedule.

 (b)     Reports on Form 8-K

         A Current Report on Form 8-K dated July 26, 1996 was filed in the quarter ended September 30, 1996, with disclosure in Items 5 and 7 thereto. No financial statements were filed in conjunction therewith.




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

Dated:  November 13, 1996


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

                                  EXHIBIT 10.50

                     JOINT RESEARCH AND PRODUCT DEVELOPMENT
                         AND COMMERCIALIZATION AGREEMENT

                                     BETWEEN

                LIPHA, LYONNAISE INDUSTRIELLE PHARMACEUTIQUE s.a.

                                       AND

                          SHAMAN PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                 Page


1.    DEFINITIONS...............................................  1

2.    RESEARCH PROGRAM AND COLLABORATION; RESEARCH PERIOD.......  6

3.    DEVELOPMENT PHASE; MANAGEMENT; DEVELOPMENT PLAN;
      REGULATORY MATTERS.......................................  11

4.    PAYMENT................................................... 13

5.    COMMERCIALIZATION......................................... 16

6.    MANUFACTURE AND SUPPLY OF PRODUCTS........................ 18

7.    POST-LAUNCH TESTING AND REPORTING; PRODUCT RECALLS........ 20

8.    LICENSES OF TECHNOLOGY; ROYALTIES......................... 20

9.    GLOBAL RELATIONSHIP....................................... 24

10.   DISPUTE RESOLUTION AND ARBITRATION........................ 24

11.   CONFIDENTIALITY, DISCLOSURE AND PUBLICATION............... 25

12.   INDEMNIFICATION........................................... 27

13.   INDEPENDENT CONTRACTORS................................... 28

14.   NO SOLICITATION OF EMPLOYEES.............................. 28

15.   TERM...................................................... 28

16.   TERMINATION OF AGREEMENT.................................. 28

17.   PUBLIC ANNOUNCEMENT OF AGREEMENT.......................... 29

18.   PATENT MATTERS............................................ 30

19.   RESEARCH EXPENSES......................................... 33

20.   REPRESENTATIONS AND WARRANTIES............................ 33

21.   SURVIVAL OF RIGHTS, DUTIES AND OBLIGATIONS................ 35

22.   ASSIGNMENT................................................ 35

23.   FURTHER ASSURANCES........................................ 35

24.   LANGUAGE.................................................. 35

25.   GOVERNING LAW............................................. 35

26.   NOTICES................................................... 36

27.   ENTIRE AGREEMENT.......................................... 37

28.   NONWAIVER OF RIGHTS....................................... 37

29.   SEVERABILITY.............................................. 37

30.   FORCE MAJEURE............................................. 37

31.   COUNTERPARTS.............................................. 37

          JOINT RESEARCH AND PRODUCT DEVELOPMENT AGREEMENT


           This Agreement is made effective as of the 23rd day of September, 1996 (the "Effective Date") by and between Shaman Pharmaceuticals, Inc., a corporation organized and existing pursuant to the laws of the State of Delaware with its principal office at 213 East Grand Avenue, South San Francisco, California, U.S.A. ("Shaman") and Lipha, Lyonnaise Industrielle Pharmaceutique s.a., a corporation organized and existing pursuant to the laws of France with its principal office at 34, rue Saint-Romain, F-69379 Lyon, cedex-08, France ("LIPHA").

                                    RECITALS

           WHEREAS, Shaman has identified compounds from plants having potential for the treatment of diabetes mellitus and its complications and other pathologies related to the Insulin Resistance Metabolic Syndrome; and

           WHEREAS, LIPHA possesses expertise with respect to the development of therapeutic products for the treatment of diabetes mellitus and its complications and other pathologies related to the Insulin Resistance Metabolic Syndrome and is interested in the development of additional therapeutic products for the treatment of diabetes mellitus and its complications and other pathologies related to the Insulin Resistance Metabolic Syndrome based upon the Shaman compounds; and

           WHEREAS, the parties desire to collaborate in the development and commercialization of such therapeutic products.

           NOW THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

      1.  DEFINITIONS.

           As used in this Agreement, the following terms shall have the meanings set forth below:

           1.1 "Affiliates" means, with respect to any specified Person, a Person that is controlled by, controlling or under common control with, the Person specified; provided, that in the case of each Party, "Affiliate" shall not include the other Party. For the purposes of this definition, control of a corporation or other business entity means (i) direct or indirect beneficial ownership of greater than fifty percent (50%) of the voting stock or a greater than fifty percent (50%) interest in the income of such corporation or other business entity or (ii) the power to direct or cause the direction of the management of policies of such corporation or other business entity.

           1.2  "Agreement"    means   this   Agreement   and   all
amendments and modifications thereto.

           1.3 "Chemical Class" means a set or family of compounds linked by a common structure based on the scientific nomenclature of the International Union of Pure and Applied Chemistry ("IUPAC") and/or a family of naturally occurring related metabolites and their synthetic analogs built around a natural nucleus. A chemical class will include each Compound covered by the same patent and all continuations-in-part or divisions of such patent but excluding any Compound described by a separate patent which does not infringe or require reference to the original patent.

           1.4 "Chemical Modification" means a process or activity of deriving alternative chemical structures (such as analogs) belonging to the same Chemical Class as a Compound presented by Shaman, e.g. chemical synthesis.

           1.5 "Collaboration" means the joint collaboration of the Parties under the terms of this Agreement.

           1.6 "Commercialization Costs" means, with respect to any Product, the sum of (i) all product launch costs (i.e. market research reports, training of sales force and development of promotional materials), (ii) direct selling, marketing and other costs (including associated overhead), specifically identifiable to sales of the Product and (iii) Product registration costs.

           1.7 "Compound" means a molecule that is (a) patentable or patented or the use of which is patentable or patented and (b) derived, isolated or synthesized at any time from a plant source or extract identified by Shaman to LIPHA prior to the termination of this Agreement as an orally active compound for the treatment of diabetes mellitus and its complications and other pathologies related to the Insulin Resistance Metabolic Syndrome.

           1.8  "Development  Plan"  means  the plan  set  forth in
Section 3.2.1.

           1.9  "Dollars" means United States dollars.

           1.10 "Evaluation  Period"  has the  meaning set forth in
Section 2.3.3.

           1.11 "FDA"  means  the  United   States  Food  and  Drug
Administration.

           1.12 "FD&C Act" means the United States Federal Food, Drug and Cosmetic Act and applicable regulations promulgated thereunder, as amended from time to time.

           1.13 "First Commercial Sale" means the first sale of the Product for use, consumption or resale to any third party customer in the Territory after all required Regulatory Approvals have been obtained.

           1.14 "Field" means the diagnosis and treatment of diabetes mellitus and its complications and other pathologies related to the Insulin Resistance Metabolic Syndrome.

           1.15 "Improvements" means all inventions or discoveries or other technology conceived or reduced to practice during the term of this Agreement by employees or others acting on behalf of either of the Parties or their respective Affiliates, licensees or sublicensees, or to which either of the Parties or their respective Affiliates, licensees or sublicensees acquire rights, which constitute an improvement to the Shaman Technical Information, the LIPHA Technical Information, the Shaman Patents, the LIPHA Patents, the Joint Patents or to a Product or Compound.

           1.16 "Initial Chemical Classes" means those Chemical Classes, containing at least one Compound, which are listed in Exhibit A hereto and are presented by Shaman at the initial meeting of the Joint Research and Development Steering Committee.

           1.17 "Joint  Inventions"  has the  meaning  set forth in
Section 18.1.

           1.18 "Joint Clinical Development Committee" means the Committee established pursuant to Section 2.5 among Shaman and LIPHA and, as applicable, Ono to manage the clinical development of Products.

           1.19 "Joint Patent" means (i) all issued patents, including any extension, registration, confirmation, reissue, re-examination or renewal thereof and (ii) all pending patent applications, including any continuation, division or continuation-in-part, which patent(s) contain claims covering any Joint Invention.

           1.20 "Joint Research and Development Steering Committee" means that committee established pursuant to Section 2.5.

           1.21 "Lead  Compound"  has  the  meaning  set  forth  in
Section 2.3.1.

           1.22 "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect to such asset. For the purposes of this Agreement, Shaman or any of its Subsidiaries shall be deemed to own subject to a Lien any asset that it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.

           1.23 "LIPHA Patents" means (i) all issued patents, including any extension, registration, confirmation, reissue, re-examination or renewal thereof and (ii) all pending patent applications, including any continuation, division or continuation-in-part, which patent is owned or controlled by LIPHA or its Affiliates and which patent covers an invention made as a result of the Collaboration, including LIPHA's interest in any patents owned jointly by the Parties.

           1.24 "LIPHA Technical Information" means all products, Compounds, uses of Compounds, modifications of Compounds, inventions (including LIPHA Patents resulting therefrom), discoveries, know-how, trade secrets, improvements, information, technical data, formulas, procedures or results (including, without limitation, physical, chemical, biological, toxicological, pharmacological, pre-clinical and clinical data, product forms and formulations, and know-how relating to methods, processes or techniques for the manufacture or use of Products including, without limitation, preparation, recovery, packaging, and sterilization processes and techniques, dosage regimens, control assays and specifications), that are rightfully held by LIPHA or its Affiliates with right to license or sublicense as of the Effective Date or are acquired by LIPHA as a result of the Collaboration during the period beginning on the Effective Date and ending upon the termination of this Agreement pursuant to Section 16, and which Technical Information is useful or necessary for the registration, manufacture, use or sale of a Product, including the in vitro and in vivo assays and physiology models provided by LIPHA to identify Compounds.

           1.25 "Major  Market   Country"  means  any  of  Belgium,
France, Germany, Italy, Sweden or the United Kingdom.

           1.26 "Net  Sales" means with respect to any  Product,  the  aggregate amount invoiced by a Party (including by its Affiliates, licensees and sublicensees) for or on account of any sale to a non-affiliated purchaser of such Product, less (i) normal and customary trade discounts (i.e. consistent with customary practice for a situation in which the Product is the only product being transferred between seller and purchaser) allowed and taken, (ii) rebates to wholesalers, (iii) returns, (iv) amounts for transportation and shipping charges to purchasers if invoiced separately, and (v) taxes (not including any taxes on income) and duties levied on such sale. Any commercial use or sale of a Product at a reduced or promotional price by a Party (including its Affiliates, licensees and sublicensees) shall be consistent with customary trade practices. In the case of sales of a Product containing a combination of a Compound and one or more other therapeutically active ingredients (a "Combination Product"), "Net Sales" shall be calculated retrospectively as follows: (i) if either of the active ingredients is already on the market, then the ratio of the net sales price of the commercialized ingredient during the measurement period as determined in Section 8.4.2 to the total net sales price of the Combination Product shall be used to establish the relative contribution of each ingredient, and Net Sales shall be multiplied by a fraction which represents the proportion of total net sales price which the Compound bears to the Combination Product, or
(ii) if neither ingredient is then being marketed, then the proportion of Net Sales represented by such Compound shall be determined in good faith by the Joint Research and Development Steering Committee on the basis of the therapeutic value to the patient of the Compound to the therapeutic value of the Combination Product.

           1.27 "Party" shall mean either Shaman or LIPHA and "Parties" means both Shaman and LIPHA.

           1.28 "Patent Matters" means all matters related to evaluating, drafting, filing, prosecuting (which shall include, without limitation, actions concerning interference proceedings in the United States and the abandonment of patents and patent applications), defending, maintaining and enforcing of patent applications and patents related to the Shaman Patents, LIPHA Patents and Joint Patents.

           1.29 "Person" means an individual, a partnership, a joint venture, a corporation, a trust, an estate, an unincorporated organization, or any other entity.

           1.30 "Product" means any finished human therapeutic composition (whether in bulk or final product form), intended for use in the Field, that contains a Compound as an active ingredient or which is derived from an Improvement to a Compound for which LIPHA has made the payments specified in
Section 4.

           1.31 "Regulatory Approval" means the granting of all governmental or regulatory approvals required, if any, for the sale of a Product in a given country or jurisdiction within the Territory, including, if any, the approval by any national authority for inclusion of such Product in the National Health Insurance Scheme.

           1.32 "Research  Period"  has the  meaning  set  forth in
Section 2.1.

           1.33 "Ono"   means  Ono  Pharmaceutical   Co.,  Ltd.,  a  corporation
organized and existing under the laws of Japan.

           1.34 "Ono Territory" means the nations of Japan, South Korea and Taiwan.

           1.35 "Selection Criteria" means, with respect to any Compound, that the Compound (i) can be administered by the oral route and that it is capable of resulting in a statistically significant fall in blood glucose levels by at least * * * of the initial glycemia value (as observed prior to treatment) in mouse models of NIDDM and at least * * * in rat models of NIDDM (high fructose-low STZ model or other predictive NIDDM rat models), without any increase in plasma triglyceride levels, with doses equal to or less than * * * of oral administration; (ii) is covered by the claims of a patent application; and (iii) is produced by synthesis or extraction according to synthesis or extraction processes fully and properly described. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

           1.36 "Shaman Patents" means (i) all issued patents, including any extension, registration, confirmation, reissue, re-examination or renewal thereof and (ii) all pending patent applications, including any continuation, division or continuation-in-part, which covers a method, material, manufacture, use, treatment, process, compound, composition or product-by-process necessary to make, use or sell a Compound or a Product, which patent is owned or controlled by Shaman, including Shaman's interest in any patents owned jointly by the Parties.

           1.37 "Shaman Technical Information" means all Products, Compounds, uses of Compounds, modifications of Compounds, inventions (including Shaman Patents resulting therefrom), discoveries, know-how, trade secrets, improvements, information, experience, technical data, formulas, procedures or results (including, without limitation, physical, chemical, biological, toxicological, pharmacological, pre-clinical and clinical data, product forms and formulations, and know-how relating to methods, processes or techniques for the manufacture or use of Products including, without limitation, preparation, recovery, packaging, and sterilization processes and techniques, dosage regimens, control assays and specifications), that are rightfully held by Shaman or its Affiliates (including information received from Ono) with right to license or sublicense as of the Effective Date or are acquired by Shaman as a result of the Collaboration during the period beginning on the Effective Date and ending upon the termination of this Agreement pursuant to Section 16, and which Technical Information is useful or necessary for the registration, manufacture, use or sale of a Product, including the in vivo and in vitro assays and physiology models provided by Shaman.

           1.38 "Stage II(a)" means the completion of those activities set forth on Exhibit A.

           1.39 "Subsidiary" means, with respect to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by such Person.

           1.40 "Technical Information" means, as the context requires, either the Shaman Technical Information, the LIPHA Technical Information or both.

           1.41 "Territory" means all of the nations of the world, other than those nations included in the Ono Territory.

      2    RESEARCH PROGRAM AND COLLABORATION; RESEARCH PERIOD.

           2.1 Research Period. During a period beginning on the Effective Date through and including the fifth anniversary thereof (the "Research Period"), the Parties will collaborate in identifying potential Products for use within the Field.

           2.2  Obligations of Shaman.

               2.2.1 Collection and Screening of Plants. Unless otherwise decided by the Joint Research and Development Steering Committee, during each year of the Research Period, (the annual accounting period for this activity will begin on May 24, 1996 to coordinate with the Ono accounting cycle) Shaman shall (i) collect and screen in vivo for oral administration a minimum of one hundred (100) plants; (ii) provide the resources to move each Compound through the completion of Stage II(a) Development; (iii) use such assays as a tool in the purification and identification of the active Compounds to generate Lead Compounds; (iv) allocate at least twenty (20) full time equivalent ("FTE") scientists in the first three years under this Agreement and at least thirty
(30) FTE scientists in the fourth and fifth years to carry out the obligations of Shaman under this Agreement; and (v) operate and expend resources in accordance with achieving Stage II(a) activities.

               2.2.2 Presentation of Compounds. When Shaman discovers during the Research Period a Chemical Class containing a Compound or Compounds that have completed Stage II(a) activities, Shaman shall present such Chemical Class to LIPHA at the succeeding meeting of the Joint Research and Development Steering Committee, and provide LIPHA with the following concerning such Compound or Compounds from such Chemical Class: (i) structure, including structure elucidation data, (ii) patent filing documents, (iii) biological data, (iv) synthesization process, if any, (v) the complete ethnobotany and conservation dossier developed by Shaman through the date of presentation including all clinical assessment information collected by Shaman on the traditional use of such Compound in the Field, and (vi) any relevant information provided to Shaman by Ono. At the first meeting of the Joint Research and Development Steering Committee, to be scheduled within thirty (30) days following the Effective Date, Shaman shall deliver to LIPHA its Technical Information on the Initial Chemical Classes. Shaman will, upon LIPHA's request deliver to LIPHA information regarding any Compound sooner than the completion of Stage II(a) activities (but not earlier than Shaman's ability to determine the patentability of such Compound).

          2.3  Obligations of LIPHA.

               2.3.1 Acceptance of Compounds. LIPHA will determine which presented Compound or Compounds merit selection as a "Lead Compound" and shall do so not later than sixty (60) days following the meeting of the Joint Research and Development Steering Committee at which a Compound having completed Stage II(a) activities and meeting the Selection Criteria was presented by Shaman. Such selection shall be communicated to Shaman in writing within such sixty (60) day period and the selected Compound(s) shall thereafter be referred to as Lead Compounds. LIPHA may, however, select a Compound as a Lead Compound at an earlier time if it so chooses. Notwithstanding the foregoing, if Shaman has presented more than one Compound at a given time, LIPHA shall be given an additional sixty (60) days for each additional Compound, i.e. LIPHA would need to select a first Compound within sixty (60) days but could wait one-hundred and twenty (120) days before selecting the second Compound and one-hundred and eighty (180) days for the third Compound, etc.

               2.3.2  Prioritization  of Efforts.  During the  Research  Period,
LIPHA shall use its commercially reasonable efforts to perform its product development obligations under this Agreement in a fashion which is consistent with the commercial potential of the Products in the Field and in the Territory, and shall cooperate with Shaman in doing so.

               2.3.3 Development and Selection Obligations; Lead Compounds. LIPHA shall have a period of * * * from the date on which it first selects a Compound as a Lead Compound (the "Evaluation Period") during which it must make further Compound selection determinations. Such determinations shall be made together with the appropriate milestone payments as set forth in Section 4.2.1. During the Evaluation Period LIPHA may conduct such other preclinical studies as LIPHA reasonably considers necessary to determine whether to pursue such Lead Compound(s) or Chemical Class for development under this Agreement. By selection of a Lead Compound LIPHA shall be deemed to have selected all other Compounds or analogs contained in the same Chemical Class as such Lead Compound. Consequently, LIPHA may conduct studies with respect to the Lead Compound, or analog or derivative within the same Chemical Class as such Lead Compound, but only so long as all payments prescribed in Section 4.2.1 have been made in a timely manner. If LIPHA develops an analog or derivative within the selected Chemical Class which it chooses to develop further and which derivative or analog meets the Selection Criteria, then LIPHA shall promptly so notify Shaman and such notification shall reset the starting point for the * * * Evaluation Period and for further milestone payments which may be due as set forth in
Section 4.2 hereinafter. Any milestone payment previously made during the Evaluation Period for that Chemical Class will be credited against any such payment due with respect to the substituted Lead Compound. All rights to any Chemical Class that is not selected by LIPHA for development or which is abandoned by virtue of LIPHA's failing to make the appropriate milestone payments as set forth in Section 4.2.1, within the relevant Evaluation Period shall revert to Shaman, subject to Sections 2.3.4, 2.3.5 and 2.3.6. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

               2.3.4 First Right to Reverted Chemical Classes. If, during the term of this Agreement, a Compound contained within a Chemical Class that has reverted to Shaman pursuant to Section 2.3.3 is the subject of an IND filing or equivalent for the initiation of human clinical trials, Shaman shall promptly inform LIPHA in writing and deliver to LIPHA a summary of the preclinical data generated for such Compound. LIPHA shall thereafter have the option, exercisable for a period of * * * days following the delivery of such information, to designate such Compound as a Lead Compound subject to the terms and conditions of this Agreement, in exchange for the payment to Shaman of a lump sum in cash equal to (i) Two Million Seven Hundred Thousand dollars ($2,700,000) (the aggregate pre-clinical milestones payments that would have otherwise become due and payable under Section 4.2.1 below), plus (ii) any clinical milestones due pursuant to Section 4.2.3; reduced in each case by any milestone payments already made by LIPHA with respect to the same Chemical Class pursuant to
Section 4.2. In the event LIPHA fails to exercise its option within the * * * day period prescribed above, Shaman shall thereafter be free to itself develop Compound(s) within such Chemical Class or license to a third party the rights to commercialize Compound(s) within such Chemical Class in the Territory, subject only to Sections 2.3.5 and 2.3.6 below. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

                2.3.5 Second Right to Reverted Chemical Classes . If, during the term of this Agreement, a Compound contained within a Chemical Class that has reverted to Shaman pursuant to Section 2.3.3 has received clearance for the initiation of human clinical trials, Shaman shall promptly inform LIPHA in writing and deliver to LIPHA a summary of the preclinical data generated for such Compound. LIPHA, in turn, shall have the right to conduct limited human clinical testing of such Compound pursuant to a protocol approved in writing by both Parties. If LIPHA notifies Shaman in writing of LIPHA's interest in incorporating such Compound and its Chemical Class in the Collaboration within one year of the notification by Shaman to LIPHA of the clearance to initiate clinical trials of such Compound, then LIPHA shall be entitled to incorporate such Compound and its Chemical Class in this Collaboration by making a lump sum cash payment to Shaman equal to (i) Three Million Nine Hundred Thousand dollars ($3,900,000) plus (ii) any clinical milestones that may have become due pursuant to Section 4.2.3; reduced in each case by any milestone payments already made by LIPHA with respect to the same Chemical Class pursuant to Section 4.2. Notwithstanding the foregoing, this second right to reverted Compounds shall only be available to LIPHA if LIPHA has purchased (or committed in connection with its receipt of the option set forth in this Section 2.3.5 to purchase) at least $3,500,000 in equity value (or 350,000 shares, as adjusted for stock splits and recapitalizations, whichever is less) in the next public offering, if any, conducted by Shaman after the date of this Agreement.

               2.3.6 Final Right to Reverted Chemical Classes . With respect to any reverted Chemical Class, if following the expiration of the rights granted in subsections 2.3.4 and 2.3.5 above, Shaman desires to enter into a corporate licensing arrangement and outlicense any Compound, Shaman shall so notify LIPHA in writing and then Shaman will allow LIPHA * * * ( * ) days after receipt of such written notice to negotiate in good faith a license to such Compound with Shaman. If during such * * * ( * ) day period, the Parties have failed to reach full agreement on the license terms for such agreement, Shaman shall be free to conclude an agreement with a third party for such Compound on terms not materially more favorable, as a whole, to such third party, than those refused by LIPHA. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

           2.4 Joint Obligations. During the Research Period and thereafter during the term of this Agreement, LIPHA and Shaman shall inform each other, to the extent they have not already done so, of their respective Technical

Information that is necessary or useful for the other Party to carry out its obligations under this Agreement, to achieve the goals of the Collaboration or to develop, manufacture, register, market and sell Products. During the term of this Agreement, each Party will permit access at reasonable times and with reasonable frequency to the relevant scientific, manufacturing, preclinical, clinical, regulatory and other appropriate personnel of the other Party. Each Party will, not less frequently than at each meeting of the Joint Research and Development Steering Committee, (i) provide the other party with a progress report on its efforts and results on the Collaboration, and (ii) inform the other Party of any Technical Information (including all pre-clinical and clinical results relating to the Products) obtained by them to the extent such results are necessary or useful for the other Party to carry out its obligations under this Agreement, to achieve the goals of the Collaboration or to develop, manufacture, register, market and sell Products.

           2.5 Joint Research and Development Steering Committee and Joint Clinical Development Committee. Promptly following the Effective Date, Shaman and LIPHA shall each appoint two (2) representatives to a Joint Research and Development Steering Committee. Upon the commencement of human clinical trials with respect to any Product, the Party initiating such trials shall be responsible for creating a two (2) party or a three (3) party (depending on whether Ono is also developing the same Compound in clinical trials) Joint Clinical Development Committee and Shaman, LIPHA and Ono, as applicable, shall each appoint two (2) representatives to such Joint Clinical Development Committee. Together, the Joint Research and Development Steering Committee and
the Joint Clinical Development Committee shall be referred to as the "Committees." All members of the Committees shall be senior executive officers of the relevant Party, vested with final decision making authority with respect to the Collaboration. Subject to the foregoing, each Party may change any of its representatives at any time and from time to time by written notice to the other Party prior to appointing a new representative to the applicable Committee. The memberships of the Committees may include individuals serving on both Committees.

           2.6 Meetings of the Committees. The Committees shall meet every three (3) months, unless otherwise mutually agreed. The Chief Executive Officer of each of the Parties shall attend together one (1) meeting each of the Committees each year. Such meetings shall take place at sites which shall be designated by each of the Parties in alternating sequence. Each Party shall pay its own costs in attending Committee meetings. Executive officers from Shaman or LIPHA may attend such meetings with the consent of the relevant Committee. A hosting Party shall designate a member to act as Chairman of the Committee meetings. Each such Chairman shall be responsible for developing an agenda and supporting materials for the meeting, and shall distribute such agenda no later than fourteen (14) days prior to the scheduled meeting. The Chairman shall promptly, after each meeting, prepare and distribute to the members minutes reflecting the discussions of the Committee, which minutes shall be subject to the review and approval of such Committee at the next meeting thereof. All meetings shall be conducted and records kept in English. In the event that either Committee is unable to resolve any disagreement, either Party shall use commercially reasonable and diligent efforts to resolve the dispute amicably.

Any dispute that the Parties are unable to resolve by good faith negotiation shall be subject to the dispute resolution mechanism prescribed in Section 10.

      3    DEVELOPMENT PHASE; MANAGEMENT; DEVELOPMENT PLAN;  REGULATORY MATTERS.

           3.1 Development Collaboration. Each Product will be developed for use in the Field pursuant to this Section 3. The role of each Party in the development program for each Product shall be determined by this Section 3, with each Party having the authority described in Section 3.2 and providing advisory services with respect to each phase of the process in which such Party does not have primary responsibility.

           3.2  Development Plan.

               3.2.1 Within * * * months from the date a Lead Compound is first selected, LIPHA shall establish and present to Shaman for its review and comment a development plan including budgeting information for each Lead Compound with respect to the preclinical and clinical development and regulatory approval of such Lead Compound for use in the Field (the "Development Plan"). Depending on the state of development of the Lead Compound, the Development Plan shall describe fully the proposed program of development for each Lead Compound, including pre-clinical testing, formulation, process development, manufacture of pilot and clinical trial lots, clinical studies and regulatory plans and other key elements of obtaining Regulatory Approval in the Territory. LIPHA shall update the Development Plan annually, and oversee its implementation.
[* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

               3.2.2 In the event that the Parties are unable to agree on a specific protocol or the need to conduct specific clinical or pre-clinical studies, LIPHA's decisions shall control clinical and pre-clinical studies (including their protocols) for filing in the Territory (provided, however, that in the U.S. LIPHA shall consult with Shaman as to preclinical and clinical studies), and, as between the Parties, Shaman's decisions shall control clinical and pre-clinical studies (including their protocols) for filing in the Ono Territory; provided, that in no event will either Party take any action that will impair the other Party's efforts to have a Lead Compound achieve the relevant Regulatory Approvals. The Parties shall use their diligent efforts, through the two Committees, to coordinate their respective development plans and to create and maintain a single worldwide safety and adverse events database and shall share the results of the Parties' respective preclinical and clinical trials in order to facilitate such development by both Parties, including, when feasible, elimination of duplicate development efforts. Each Party shall immediately inform the other at such time as it receives notice of any Regulatory Approvals.

           3.3 Development Efforts. Once a Compound has been selected as a Lead Compound, LIPHA shall use its commercially reasonable efforts to (i) develop, test and, where applicable, manufacture a Product based on such Lead Compound, including without limitation, pre-clinical and clinical development, (ii) obtain Regulatory Approvals in the Territory (it being understood that LIPHA would intend to first prepare a registration dossier for and initially seek Regulatory Approvals in the United States or one or more of the Major Market Countries) and
(iii) subject to Section 5.2 below, market and sell the Product in the Territory. LIPHA shall provide Shaman with reports of its progress at each meeting of either Committee, or more frequently as Shaman may reasonably request.

           3.4 Pre-Clinical and Clinical Matters. LIPHA shall take all reasonable action and bear all costs to conduct the pre-clinical and clinical testing, regulatory applications and the development of all Lead Compounds within the Territory. As reasonably requested by Shaman, certain studies containing pre-clinical data suitable for publication or use in countries outside the Territory shall be prepared and delivered to Shaman in the English language; provided, Shaman shall bear the sole responsibility to formulate such data and as may be necessary to submit such data for publication or use in the countries outside the Territory. However, prior to any such submission of data for publication, Shaman shall submit to LIPHA for LIPHA's prior written approval (which approval will not be unreasonably withheld) the complete text of such planned publication and its translation into English. Likewise, any pre-clinical studies performed by or on behalf of Shaman or information with regard to such studies provided to Shaman by Ono on all Lead Compounds shall also be provided to LIPHA together with its translation in the English language free of charge. Each Party shall provide one (1) copy to the other of all regulatory submissions as soon as such submissions are prepared and LIPHA shall provide the original dossier and the text of any addendum or variation of such original dossier to Shaman in English as soon as possible.

           3.5 Availability of Employees. Each Party shall make its employees engaged in activities relating to this Agreement available, upon reasonable notice during normal business hours, at their respective places of employment to consult with the other party on issues arising during the term hereof and in connection with any request from any regulatory agency, including regulatory, scientific, technical and clinical testing issues.

           3.6 Visits of Facilities. Representatives of each Party may, at such party's own expense and upon reasonable notice and at times reasonably acceptable to the other Party, (i) visit the facilities where the development program with respect to any Compound or Lead Compound is being conducted and
(ii) consult informally, during such visits and by telephone, with personnel of the other Party performing work on such development program and (iii) with the other Party's prior approval, which approval shall not be unreasonably withheld, visit the sites of any clinical trials or other experiments being conducted by such other Party in connection with such development program, but only to the extent in each case as such trials or other experiments relate to such development program. Shaman shall use its reasonable efforts to facilitate visits by LIPHA to Ono's facilities as requested from time to time.

      4    PAYMENT.

           4.1  Research Funding.

               4.1.1 Stock Purchases. On the Effective Date, LIPHA will make an up-front Research payment to Shaman of $1,500,000 in shares of Shaman's Common Stock (at a 20% premium to the volume weighted * * * trading day average closing price of such shares prior to the purchase date, the "* * * Average Price"). In addition, for years one through five of this Agreement, LIPHA shall pay to Shaman each year one-half of that year's total research payment in the form of an equity purchase. Consequently, on the Effective Date, LIPHA shall pay to Shaman a second $1,500,000 in the form of a purchase by LIPHA from Shaman of shares of Shaman's Common Stock (at a 20% premium to the * * * Average Price prior to the purchase date). On the first and second anniversary of the Effective Date, LIPHA shall make further stock purchases of $1,500,000 each at a 20% premium to the * * * Average Price preceding such first and second anniversary dates. On the third and fourth anniversary dates LIPHA shall make further stock purchases of $2,250,000 each at a 20% premium to the * * * Average Price preceding such third and fourth anniversary dates. All such stock purchases shall be made on the terms and subject to the conditions of a Stock Purchase Agreement of even date herewith between Shaman and LIPHA, in the form attached hereto as Exhibit B (the "Stock Purchase Agreement"). [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

               4.1.2 Periodic Research Payments. On the Effective Date, LIPHA will also make an initial cash payment in the amount of $1,500,000 to Shaman as the second half of its initial research funding payment. Thereafter, LIPHA shall make quarterly payments to Shaman as follows: (i) on or before the first anniversary of the Effective Date a payment of $375,000 and (ii) on or before the expiration of each successive three month period thereafter, a further payment of $375,000. In years four and five of this Agreement, starting on the third anniversary of the Effective Date, such quarterly payments shall be increased to an amount of $562,500. In sum, the cash payments to be made by LIPHA under this Section 4.1.2 will equal $1,500,000 in years one, two and three and $2,250,000 in years four and five.

           4.2 Milestone Payments. LIPHA shall pay to Shaman each of the amounts set forth below, payable in the manner set forth in this Section 4.2, at or before the end of each period set forth below.

               4.2.1 Pre-clinical Milestones. For each Chemical Class containing a Compound or Compounds:

      PRE-CLINICAL MILESTONE                                       PAYMENT

 .1   *months after  selection of such  Chemical  Class*          $0.8 million
 .2   *months after  selection of such  Chemical  Class*          $0.9 million
 .3   *months after  selection of such  Chemical  Class*          $1.0 million

[* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

           In the event that LIPHA shall, pursuant to applicable law and regulation, administer any Lead Compound to a human in the course of its preclinical studies, then all Pre-clinical Milestones shall be paid in full immediately.

               4.2.2 Supply of Compound during Pre-clinical Period. Shaman shall supply LIPHA with the following quantities of a Compound or Compounds within a Chemical Class during the Evaluation Period with respect to such Chemical Class:
(i) 2.5 grams upon selection of a Lead Compound; (ii) at least 30 grams within the first twelve months (which shall be supplied (A) as rapidly as possible and (B) at a rate which at least equals 10 grams for each four month period and if not supplied at such rate, the 12 month period shall be correspondingly extended as described below in this Section and (iii) at least another 250 grams provided ratably over months 13-30. In the case of (ii) and (iii) in the foregoing sentence, Shaman shall use its commercially reasonable efforts to provide such additional quantities of each Compound as requested by LIPHA as soon as Shaman is able and all quantities of material supplied after the initial 32.5 grams shall be supplied at Shaman's direct cost for such materials, the initial 32.5 grams being supplied as part of the research payments made by LIPHA, and without further charge to LIPHA. For synthetic Compounds, Shaman will supply only the first 32.5 grams. In the event that LIPHA requests and Shaman is unable to supply sufficient quantities of such Compound or raw plant material for extraction thereof during such periods or LIPHA is unable despite good faith efforts to synthesize the specified quantities of Compound, then the applicable milestone time lines under paragraph 4.2.1 above shall be extended on a month-by-month basis during any period such supply requirements cannot be met,



 ----------
* Payment will be due in each case only if LIPHA is then still pursiuing the development of a Compound within the same Chemical Class a that first presented. Failure to make such payment shall be deemed a decision by LIPHA not to pursue such Chemical Class further and all rights therein shall revert to Shaman subject only to the reversion rights set forth in Sections 2.3.4, 2.3.5 and 2.3.6.

thereby extending the Evaluation Period. LIPHA shall provide Shaman with reasonable lead time, considering Shaman's plant collection effort, with respect to any request hereunder for the delivery of any Compound, or raw plant material for extraction thereof, during the respective periods.

                 4.2.3 Clinical Milestones. For each Lead Compound being developed for an indication within the Field:

      CLINICAL MILESTONE                                           PAYMENT

      .1   Upon commencement of Phase II Clinical Studies        $1.5 million

      .2   Upon commencement of Phase III Clinical Studies       $1.8 million

      .3   Upon the first filing of an NDA in the United States
           or equivalent filing in any Major Market Country      $2.0 million

      .4   Upon the first Regulatory Approval in the United States
           or equivalent approval in any Major Market Country    $2.5 million

                4.2.4 Additionally, with respect to the milestones set forth in this Section 4.2, the following shall apply:

      .1 The milestones set forth in subsections 4.2.1.1, 4.2.1.2 and 4.2.1.3 and 4.2.3.1 shall be nonrefundable and nonrecoverable.

      .2 The milestones set forth in subsections 4.2.3.2, 4.2.3.3, and 4.2.3.4 shall be creditable against royalties owing to Shaman from LIPHA on account of sales of any Product in all countries in the Territory in years 2, 3 and 4 after initial commercialization, with one-third (1/3rd) of the aggregate creditable milestone amount being credited in each such year (in the event the amount of a credit exceeds the amount of royalties payable over such three year period, then such excess shall be carried forward into future years until it is fully recovered out of royalties).

      .3 With respect to any Chemical Class as to which LIPHA pays Shaman at least one milestone pursuant to this section 4.2, if the development of such Chemical Class is subsequently discontinued prior to commercialization solely as a result of the inability of Shaman or LIPHA to obtain patent protection in the U.S. or in any of the Major Market Countries for such Chemical Class for its use as a therapeutic, then LIPHA shall be entitled to credit such milestone(s) against the milestones owing to Shaman on the next Chemical Class chosen for development by LIPHA.

      .4 Each milestone payment may only be credited once against future liabilities owing from LIPHA to Shaman.

      .5 In addition, there shall be cap of $7.8 Million, on the crediting of milestones against any individual Product royalty amount.

           4.3 Payment Terms. All payments under this Agreement shall be by wire transfer of immediately available funds to a bank account designated by Shaman at the time payment is due, or within forty-five days after receipt by LIPHA of the corresponding invoices for such payment from Shaman. Any tax paid or required to be withheld by LIPHA for the benefit of Shaman on account of royalties payable to Shaman under this Agreement shall be deductible and deducted from the amount otherwise due. LIPHA shall secure and deliver to Shaman proof of any such taxes required to be withheld and actually paid by LIPHA for the benefit of Shaman and shall, at Shaman's request provide all reasonable assistance to Shaman in recovering or obtaining credit for such taxes, if possible.

      5.   COMMERCIALIZATION.

           5.1 Product Launch. Subject to Section 5.2 below, LIPHA shall initiate distribution or sales of Product in each country in the Territory as soon as reasonably possible following Regulatory Approval, but in no event later than one hundred and eighty (180) days following Regulatory Approval. Within one
(1) year following the submission of the definitive application for Regulatory Approval for each Product in the Territory, LIPHA shall submit to Shaman a global marketing plan for such Product for the Territory. This plan shall be updated annually by LIPHA.

           5.2  Co-Promotion.

                5.2.1 Shaman shall have the right to share in up to fifty percent (50%) of the profits of each Product in the United States (the "Co-Promotion Territory"). Upon Shaman's decision to co-promote, Shaman and LIPHA shall jointly establish a Marketing Committee and a Management Committee. The Marketing Committee shall be responsible for the development of the sales, marketing, manufacturing, and distribution strategy, as well as the pricing of and the tactics and forecasts for each Product to be co-promoted in the U.S., including the coordination of Shaman's sales and marketing activities with those of LIPHA. The Management Committee determines the financial aspects of the co-promotion according to the strategy determined by the Marketing Committee, including, without limitation, required reimbursement by Shaman to LIPHA of Pre-Approval Costs and determination of Operating Profit (as defined in Section
5.2.4 below). Each Committee will have equal representation from each Party and will meet every two (2) months. Any unresolved disputes shall be handled in good faith, first between the chief executive officers of the Parties and then through arbitration. All issues regarding Product sales, marketing, manufacturing, distribution and pricing shall be reviewed by the Marketing

Committee, however LIPHA shall have the right to make the final determination on any decision before the Marketing Committee.

                5.2.2 Subject to subsections 5.2.3 and 5.2.4 below, Shaman shall have the right, but not the obligation, to field up to fifty percent (50%) of the combined field sales force deployed for each Product only in the Co-Promotion Territory and to pay to LIPHA a co-promotion payment equal to a matching percentage of LIPHA "Pre-Approval Costs" as defined below, as such costs are approved by the Management Committee. Shaman must notify LIPHA in writing of its decision to co-promote a Product and must at such time also notify LIPHA of the percentage of participation it is choosing to make (the "Co-Promotion Involvement Percentage," which percentage shall apply for the life of this Agreement once selected), all not later than one (1) year following the submission of the definitive application (i.e. an NDA) for Regulatory Approval of a Product in the Co-Promotion Territory. Shaman's contribution to any co-promotion efforts in the United States may consist of either sales and marketing personnel, cash contributions to such expenses, or both.

                5.2.3 Upon Shaman's decision to co-promote, LIPHA shall submit to the Management Committee an overall summary of the (i) marketing and launch costs previously incurred with respect to such Product in the U.S. (including costs associated with market analyses and the hiring and training of a field sales force) ("Pre-Approval Costs") and (ii) Commercialization Costs expected to be incurred prior to Regulatory Approval and forecasted Operating Profits in the U.S. in the three (3) year period immediately following the First Commercial Sale of the Product in the U.S.

                5.2.4 Not later than ninety (90) days after the decision to co-promote a Product, Shaman shall pay to LIPHA the Co-Promotion Involvement Percentage of the Pre-Approval Costs in the U.S. for the Product. Thereafter, LIPHA shall credit Shaman for the amount actually funded by Shaman for the Co-Promotion according to the Co-Promotion Involvement Percentage selected by Shaman in accordance with Section 5.2.2 above and LIPHA shall then credit Shaman with that same Co-Promotion Involvement Percentage of any Operating Profits resulting from the marketing of any Product in the Co-Promotion Territory, or charge Shaman the same Co-Promotion Involvement Percentage of any Operating Loss resulting from the marketing of any Product in the Co-Promotion Territory (as used herein, Operating Profit or Loss means the Net Sales of the Product in the relevant country less (i) the cost of goods sold and (ii) the U.S. Commercialization Costs associated therewith). All payments to be made on account of such charges or credits shall be made in accordance with Section
5.2.5 below. If LIPHA determines to license its rights and responsibilities to a third party, the co-promotion rights of Shaman must also be licensed.

                5.2.5 Within thirty (30) days following the conclusion of each calendar quarter following Shaman's decision to Co-Promote, the Parties shall deliver to the Management Committee for the Co-Promotion Territory all information reasonably necessary to permit such Management Committee to determine the Operating Profits (Losses) realized by the Parties during such quarter in such Co-Promotion Territory. On or before the 45th day following the conclusion of each calendar quarter, the Management Committee shall deliver to each Party a statement of accounting in reasonable detail for the Operating Profits (Losses) realized by the Parties during such quarter in the U.S. and prescribing the amount of any payment owed by one Party to the other Party with respect thereto consistent with the Co-Promotion Involvement Percentage. Within five (5) business days following the date of the Management Committee's statement, the Party that is deemed therein to owe payment to the other Party shall make such payment in full, by wire transfer of funds to the bank account specified in writing by the receiving Party.

           5.3  Promotion and Marketing Obligations.

                5.3.1 Marketing Efforts. In addition to the undertakings set forth in Section 5.1, LIPHA agrees to use its commercially reasonable efforts to promote the sale, marketing and distribution of Product for use in the Field in the Territory, consistent with applicable legal requirements and with accepted business practices, devoting the same level of efforts as it devotes to its own high-priority products.

                5.3.2 General Conduct. LIPHA hereby covenants that it will not, without the prior written authorization of Shaman, solicit sale of any Products or advertise, or keep a stock of any Product, outside of the Territory. LIPHA shall not, directly or indirectly, without prior written notification to Shaman, contact any federal, state or local regulatory agency or entity outside the Territory about any Product, except as required to do so by law or regulation.

                5.3.3 Trademarks. LIPHA will select and own one or more trademarks for use in connection with the promotion, marketing and sale of the Product for use in the Field in the Territory; and LIPHA shall have the right to designate and will be responsible for the filing, prosecution and defense of such trademark in all countries in the Territory. The Product will be promoted, marketed and sold for use in the Field in the Territory only under such trademark(s) until the expiration of the last patent covering such Product.

                5.3.4 Packaging. All packaging for the Product shall comply with applicable government rules and regulations. In addition, and as permitted by law, packaging for the Product shall indicate (i) LIPHA as the owner of the Product's trademark(s), (ii) the holder of the patent(s) under which the Product is licensed, and (iii) the name of any third-party manufacturer of the Product. Notwithstanding the foregoing, Shaman shall be entitled to add its name to product labels in the U.S. in a manner jointly agreed to by the Parties and approved by the appropriate regulatory authorities.

      6.   MANUFACTURE AND SUPPLY OF PRODUCTS.

           6.1 Supply of Product. Subject to the terms of this Agreement, if the Product is synthesized or synthesizable, LIPHA shall supply, or cause to be supplied, the Parties' requirements of finished Product for pre-clinical and clinical trials and commercial sale. If the Product is not synthesized or synthesizable, Shaman shall supply or cause to be supplied all raw plant material and bulk drug necessary for the manufacture of the Parties' requirements of finished Product for pre-clinical and clinical trials and commercial sale. All Product supplied hereunder shall be supplied at cost, including shipping, handling and insurance costs; provided, that LIPHA shall provide research quantities of synthesized Product free of charge to Shaman for studies agreed to by the Joint Research and Development Steering Committee. Subject to the foregoing, Product for commercial sale may be supplied by a third party supplier, identified by the Party responsible for supply and agreed upon by the Marketing or Joint Clinical Development Committee, pursuant to a supply agreement to be negotiated and entered into between the Party responsible for supply and such third party supplier (the "Commercial Supply Agreement"). The material terms of the Commercial Supply Agreement, and any amendments or subsequent agreements relating thereto, shall be promptly reviewed and approved by the Joint Clinical Development Committee, such approval not to be unreasonably withheld. The terms of the Commercial Supply Agreement shall provide for the qualification of such supplier and the filing of a Drug Master File for such Product by such supplier. The Party responsible for supply will have primary responsibility for working with the third party supplier with respect to qualification and the filing of the Drug Master File.

           6.2 Risk of Non-Supply. If either Party or its third party supplier under the Commercial Supply Agreement is unable, for any reason, to supply sufficient quantities of Product to the other Party or Parties, the Parties will work together to promptly identify and qualify a new third party supplier.

           6.3 Supply Forecasts. LIPHA and Shaman shall work together, through the Joint Clinical Development Committee and Marketing Committee, to develop, in a timely manner, any and all short- and long-term supply forecasts which may be required pursuant to the Commercial Supply Agreement.

           6.4 Orders. Product for commercial supply shall be ordered pursuant to written purchase orders which shall be received in such time as to reasonably allow the Party responsible for supply to meet the lead time requirements set forth in the Commercial Supply Agreement.

           6.5 Product Specifications; Regulatory Compliance. All Product manufactured and supplied under this Agreement (i) will conform to product specifications to be established by LIPHA and set forth in the Commercial Supply Agreement; (ii) will be manufactured in accordance with applicable current Good Manufacturing Practices ("GMP") standards promulgated by the FDA and the national health administration having jurisdiction in any country where such Product is to be sold; (iii) will be manufactured in a facility registered with and approved for such purpose by the relevant national health administration;
(iv) for Products sold in the U.S. will not be adulterated or misbranded within the meaning of the FD&C Act; and (v) for Products sold in the U.S. will not be an article that may not be introduced into interstate commerce under the provisions of Sections 404 or 505 of the FD&C Act.

           6.6 Packaging Specifications. Subject to Section 5.3.4 above, packaging and labeling of all Product manufactured and supplied under this Agreement for commercial supply shall conform to packaging specifications to be established by LIPHA and set forth in the Commercial Supply Agreement.

      7.   POST-LAUNCH TESTING AND REPORTING; PRODUCT RECALLS.

           7.1 Post-Launch Testing and Reporting. If, after the date of First Commercial Sale, adverse events or other issues arise with respect to any safety or efficacy of any Product which jeopardize the Product's performance or are deemed by the parties to potentially limit its approved indications, the Parties shall consult with each other with respect to such events or other issues. If the Parties determine that the situation requires post-launch clinical testing, modifications to the NDA or other communication with the FDA, LIPHA shall be responsible for the design and implementation of any such testing, modifications or communication, in consultation with Shaman. Each Party shall maintain a record of all complaints, adverse reaction reports and similar notices ("Complaints") which it receives with respect to any Product. If either Party receives a Complaint involving a serious life-threatening or unanticipated event, such Party shall notify the other Party of such Complaint immediately. All other complaints shall be communicated to the other party in a manner to be agreed to by the Parties. In any event, either Party shall promptly notify the other of any complaint received by such Party in sufficient detail and in sufficient time to allow the responsible party to comply with any and all regulatory requirements imposed upon it with regard to such complaint.

           7.2 Product Recall. LIPHA and Shaman each shall notify the other promptly if any unit of Product is the subject of a recall, market withdrawal or correction, and the Parties shall cooperate in the handling and disposition of such recall, market withdrawal or correction. LIPHA shall bear the cost of all recalls, market withdrawal or corrections of any Product in all countries in the Territory other than the Co-Promotion Territory, in which Shaman shall bear its Co-Promotion Involvement Percentage share of such expenses, subject to any rights of recovery against the third party supplier under the Commercial Supply Agreement. LIPHA and Shaman shall maintain records of all sales of Product and customers sufficient to adequately administer a recall, market withdrawal or correction for such period as may be required by applicable rules and regulations.

          7.3 Reports. Each Party shall keep the other fully informed of all governmental activities and plans which potentially or actually affect the sale of Product for use in the Field in the Territory.

      8.   LICENSES OF TECHNOLOGY; ROYALTIES.

           8.1  License to LIPHA.

               8.1.1 Shaman hereby grants to LIPHA a perpetual license under the Shaman Patents, the Joint Patents and the Shaman Technical Information to make, have made, use and sell Products in the Territory. This license shall be exclusive with respect to all Products for the Territory. Such license shall be subject to the royalty contained in Section 8.4 herein. For purposes of this
Section 8.1.1, the term "exclusive" shall mean that the license grant under this
Section 8.1.1 is granted to LIPHA within the Territory, to the exclusion of all other parties, subject only to Shaman's right to co-promote any Product in the Co-Promotion Territory pursuant to Section 5.2 above.

               8.1.2 LIPHA shall have the right to grant licenses or sublicenses to develop, market and sell Product in the Territory consistent with this Agreement; provided, (i) that the grant of any such license or sublicense in the Co-Promotion Territory shall be consistent with the provisions of Section 5.2 hereof and subject to the approval of Shaman, which shall not be withheld unreasonably, and (ii) that such licensees or sublicensees agree in writing to be bound by the terms of this Agreement. LIPHA shall be responsible for the operations and activities of its licensees and sublicensees as if such operations and activities were carried out by LIPHA, and LIPHA shall hold Shaman harmless from and against any and all damages, costs and expenses arising from or related to the operations or activities of such Affiliates, licensees or sublicensees. LIPHA further agrees to deliver to Shaman notification of each sublicense granted by LIPHA and termination thereof, within fifteen (15) days after execution or termination, setting forth the name of the sublicensee and the territory as to which the sublicense is effective.

           8.2  License to Shaman.

                8.2.1 LIPHA hereby grants to Shaman a perpetual, royalty-free exclusive license under the Joint Patents and the LIPHA Technical Information to make, have made, use and sell Products but no other products, with the right to sublicense, with respect to all Products for the Ono Territory. For purposes of this Section 8.2.1, the term "exclusive" shall mean that the license grant under this Section are granted to Shaman in the Ono Territory, to the exclusion of all other parties, including LIPHA.

                8.2.2 Subject to Section 8.3 hereof, Shaman shall have the right to grant licenses or sublicenses to develop, market and sell all Products in the Ono Territory consistent with this Agreement. Shaman shall be responsible for the operations and activities of its licensees and sublicensees as if such operations and activities were carried out by Shaman, and Shaman shall hold

LIPHA harmless from and against any and all damages, costs and expenses arising from or related to the operations or activities of such Affiliates, licensees or sublicensees.

           8.3 Improvements. Any modification or Improvement to the Compounds and/or Products or to the LIPHA Technical Information or Shaman Technical Information licensed under this Agreement made by Ono or Shaman before the termination of this Agreement shall be included in each of the license(s) granted under this Section 8 without additional charge to the licensed Party. The Parties agree to promptly disclose in writing all modifications and Improvements.

           8.4 Royalty Payments; Reports. LIPHA shall, with respect to each Product in each country of the Territory until the later of (i) ten (10) years after the date such Product is first commercialized; or (ii) the date of expiration of the last valid patent covering the manufacture, sale or use of such Product in such country, pay to Shaman a royalty in U.S. dollars at the rate of: (i) with respect to annual Net Sales in all countries of the Territory of less than * * * U.S.; * * * percent ( * %) of Net Sales of the Product; and
(ii) with respect to annual Net Sales in all countries of the Territory of * * * U.S. or more; * * * percent ( * %) of Net Sales of the Product exceeding * * * and * % on the amounts below * * *, such royalties to be calculated and paid on aggregate sales but accounted for on a country-by-country basis. LIPHA shall remain liable for all royalties payable by its Affiliates, licensees or sublicensees. In the case that Shaman elects to co-promote such Products in the Co-Promotion Territory, sales in such country will be excluded from the royalty calculation. In the event that LIPHA grants any third party or parties licenses to market, sell or distribute such Product, the royalty payable by LIPHA on Net Sales of such Product pursuant to this Section 8.4 in the country in which such third party license was granted, shall not be greater in any year than * * * percent ( * %) of the net profit for LIPHA (and its Affiliates) in such country in such year, including only royalty payments on such Product and gross margin on supply of Product to such licensees received by LIPHA (and its Affiliates). In no event shall Shaman receive an amount less than that which would equal a *
* * percent ( * %) royalty on Net Sales of such Product. Notwithstanding the foregoing, if LIPHA receives material non-cash consideration from any such licensee, the twenty percent limitation shall not apply. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

                8.4.1 In the event that during the applicable royalty term for a Product, such Product on a country by country basis is (i) no longer covered by a valid Shaman Patent, LIPHA Patent or Joint Patent or in any other case contemplated by Section 18.4.3 hereinafter and (ii) there exists generic competition to such Product from a product or products which contains the same active ingredient, then the otherwise applicable royalty shall be adjusted as follows: (A) if the number of prescriptions represented by the competitive products in such country is less than or equal to 20% of the combined prescriptions for the generic products and the Product, then no royalty adjustment shall be made; (B) if the number of prescriptions represented by the competitive products in such country is greater than 20% but less than or equal to 50% of the combined prescriptions for the generic products and the Product, then the applicable royalty in such country for such Product shall be reduced to 75% of the amounts set forth in Section 8.4; and (C) if the number of prescriptions represented by the competitive products in such country is greater than 50% of the combined prescriptions for the generic products and the Product, then the applicable royalty in such country for such Product shall be reduced to 50% of the amounts set forth in Section 8.4.

                8.4.2 LIPHA shall provide a royalty report and, if applicable, a royalty payment to Shaman every three (3) months. The report and payment relating to Net Sales shall be provided within forty-five (45) days after the end of March, June, September and December of each calendar year, and shall include all sales of Products by LIPHA and its Affiliates, licensees and sublicensees. To the extent that the applicable currency control laws and regulations in any country in the Territory prohibit or limit LIPHA's ability to export funds from such country to discharge its royalty obligation hereunder, LIPHA shall pay to Shaman in U.S. dollars to an account designated by Shaman at the time payment is due, all royalties that would otherwise have been due with respect to Net Sales in such country.

                8.4.3 LIPHA shall keep, and require any Affiliate, licensee and sublicensee to keep, for a period of not less than seven (7) years, complete and accurate records of all Net Sales of each Product. Shaman shall have the right, at Shaman's sole expense, through a certified public accountant reasonably acceptable to LIPHA, and following reasonable notice, to examine such records during regular business hours during the life of the LIPHA obligation to pay royalties on Product, provided however, that such examination shall not (i) be of records for more than the prior three (3) years, (ii) take place more often than once a year, and (iii) shall not cover any records which date prior to the date of the last examination, and provided further that, such accountants shall report to Shaman only as to the accuracy of the royalty statements and payments. Copies of such reports shall be supplied to LIPHA. In the event the report demonstrates that LIPHA has underpaid royalties, LIPHA shall pay such royalties immediately upon request of Shaman. If LIPHA has overpaid royalties, LIPHA may deduct such overpayments from future royalties owed to Shaman.

                8.4.4 Any tax paid or required to be withheld by LIPHA for the benefit of Shaman on account of royalties payable to Shaman under this Agreement shall be deductible and deducted from the amount of royalties otherwise due. LIPHA shall secure and send to Shaman proof of any such taxes withheld and paid by LIPHA for the benefit of Shaman and shall, at Shaman's request, provide reasonable assistance to Shaman in recovering or obtaining credit for said taxes, if possible.

                8.4.5 For the purpose of computing royalty-bearing Net Sales for Products sold in a currency other than United States Dollars, such currency shall be converted into United States Dollars in accordance with the applicable exchange rate as quoted in The Wall Street Journal on the date the royalty report and payment is required pursuant to Section 8.4.2 above.

               8.4.6 In the event LIPHA grants licenses or sublicenses to others to make or sell Products in the Territory, such licenses or sublicenses shall include an obligation for the licensee or sublicensee to account for and report its Net Sales of such Products on the same basis as if such sales were Net Sales by LIPHA, and LIPHA shall pay royalties to Shaman as if the Net Sales of the licensee or sublicensee were Net Sales of LIPHA.

      9.   GLOBAL RELATIONSHIP.

           9.1 Overall Relationship. Shaman has previously entered into a relationship with Ono to develop therapeutic products for the Field in the Ono Territory. LIPHA hereby agrees that it shall, together with Shaman and Ono enter into a global collaboration on the terms set forth below.

           9.2 Transfer of Information; License Obligations. During the term of this Agreement, subject to reciprocity by Ono, Shaman and LIPHA shall make available, without charge, to Ono all of the LIPHA Technical Information and the Shaman Technical Information which is useful or necessary for registration, manufacture, use or sale of a Mutual Product, in whatever form is best suited to fully deliver such information, including, but not limited to, the transfer of copies of all issued patents, patent applications, technical information and data relating to Mutual Products (defined in Section 9.3 below). Each of the parties shall also provide the other parties with reports of its progress.

           9.3 Global Development Plan; Coordination. In the event that Ono and LIPHA have each chosen to develop a therapeutic product for the Field derived from the same Compound in development and having substantially the same identity for marketing, sales or regulatory purposes (a "Mutual Product"), LIPHA, Shaman and Ono shall use their commercially reasonable and diligent efforts in mutual cooperation with one another to establish a Joint Clinical Development Committee pursuant to Section 2.5 and a development plan for such Mutual Product with respect to the pre-clinical and clinical studies of such Mutual Product (the "Global Development Plan"). Each party may use such study data for regulatory filing and approval purposes in their respective territory. In the event that the three parties are unable to agree on a specific protocol or the need to conduct specific clinical or pre-clinical studies, LIPHA's decisions shall control clinical and pre-clinical studies (including their protocols) for filing in the Territory, and Ono's decisions shall control clinical and pre-clinical studies (including their protocols) for filing in the Ono Territory; provided, that to the extent possible neither party will take an action that will impair the others' efforts to have a Mutual Product achieve the relevant Regulatory

Approvals. In addition, the three parties shall create and maintain a single worldwide database regarding safety and adverse clinical events and any other clinical data as may be required by the appropriate regulatory agencies, and shall promptly share with each other the results of the parties' respective pre-clinical and clinical studies.

      10.  DISPUTE RESOLUTION AND ARBITRATION.

           10.1 Initial Resolution Mechanisms. The Parties recognize that disputes as to certain matters may from time to time arise during the term of this Agreement which relate to either Party's rights and/or obligations hereunder. It is the objective of the Parties to establish procedures to facilitate the resolution of disputes arising under this Agreement in an expedient manner by mutual cooperation and without resort to litigation. To accomplish this objective, the Parties agree to follow the procedures set forth in this Section 10, if and when a dispute arises under this Agreement, which dispute cannot be resolved as set forth in Section 2.6 above. If the Parties are unable to resolve such a dispute within thirty (30) days, either Party may, by written notice to the other, have such dispute referred to their respective chief executive officers, for attempted resolution by good faith negotiations within fourteen (14) days after such notice is received. In the event the designated executive officers are not able to resolve such dispute, either Party may at anytime after the fourteen (14) day period invoke the provisions of
Section 10.2.

           10.2 Arbitration. The parties agree that any dispute, controversy or claim (except as to any issue relating to intellectual property owned in whole or in part by Shaman or LIPHA) arising out of or relating to this Agreement, or the breach, termination or invalidity thereof, shall be resolved through negotiation and/or binding arbitration. If a dispute arises between the parties, and if said dispute cannot be resolved pursuant to Section 10.1, the Parties agree to resolve by binding arbitration in accordance with the rules of the International Chamber of Commerce ("I.C.C."), except as modified herein. Shaman and LIPHA shall each select one arbitrator and the two arbitrators so selected shall choose a third arbitrator to resolve the dispute. The arbitration shall be held in New York City, New York, and the decision shall be rendered within three
(3) months of conclusion of arbitration and shall be binding and not be appealable to any court in any jurisdiction. The arbitration shall determine the share of the cost of the arbitration filing and hearing fees and the cost of the arbitrators. Each party must bear its own attorney's fees and associated costs and expenses.

           10.3 Jurisdiction. For the purposes of this Section 10, the Parties agree to accept the jurisdiction of the federal courts located in the Southern District (New York City) of New York for the purposes of entering the decision rendered by any arbitration panel and enforcing awards entered pursuant to, and for enforcing the agreements reflected in, this Article.

           10.4 Determination of Patents and Other Intellectual Property. Any dispute relating to the determination of validity of a Party's Patents or other issues relating solely to a Party's intellectual property shall be submitted exclusively to the federal or national court located in the location of the defendant, and the Parties hereby consent to the jurisdiction and venue of such court.

      11.  CONFIDENTIALITY, DISCLOSURE AND PUBLICATION.

           11.1 Prior Agreements. This Agreement supersedes any and all previous agreements and understandings, whether oral or written, between the Parties regarding the treatment of confidential information.

           11.2 Confidentiality. During the term of this Agreement and thereafter, each Party shall maintain in confidence all information and materials disclosed by the other Party and marked as confidential or which such Party knows or has reason to know are or contain trade secrets or other proprietary information of the other, including without limitation, information relating to the Technical Information of the other Party, Joint Inventions and inventions of the other Party, and the business plans of the other Party, including information provided by either Party to the other Party prior to or after the Effective Date, and shall not use such trade secrets, information or materials for any purpose except as permitted by this Agreement or disclose the same to anyone other than those of its Affiliates, sublicensees, employees, consultants, agents or subcontractors as are necessary in connection with such Party's activities as contemplated in this Agreement. Each Party shall obtain a written agreement from any sublicensees, employees, consultants, agents and subcontractors, prior to disclosure, to hold in confidence and not make use of such trade secrets or proprietary information for any purpose other than those permitted by this Agreement.

           11.3 Exceptions.

                11.3.1 The obligation of confidentiality contained in this Agreement shall not apply to the extent that (a) either Party (the "Recipient") is required to disclose information by order or regulation of a governmental agency or a court of competent jurisdiction, provided that the Recipient shall not make any such disclosure (other than a filing of information or materials with (i) the U.S. Securities and Exchange Commission; (ii) a similar filing of information or materials with the National Association of Securities Dealers; or
(iii) state securities regulations or a filing of information or materials pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the rules and regulations thereunder, as amended; or (iv) a filing with the Commission des Operations de Bourse and other corresponding French or German or other European agencies) without first notifying the other Party and allowing the other Party a reasonable opportunity to seek injunctive relief from (or protective order with respect to) the obligation to make such disclosure or (b) the Recipient can demonstrate that (i) the disclosed information was at the time of such disclosure to the Recipient already in (or thereafter enters) the public domain other than as a result of actions of the Recipient, its Affiliates, employees, sublicensees, agents or subcontractors in violation hereof; (ii) the disclosed information was rightfully known by the Recipient or its Affiliates

(as shown by its written records) prior to the date of disclosure to the Recipient in connection with the negotiation, execution or performance of this Agreement; or (iii) the disclosed information was received by the Recipient or its Affiliates on an unrestricted basis from a source unrelated to any Party to this Agreement and not under a duty of confidentiality to the other Party or (c) disclosure is made to a government regulatory agency as Part of such agency's product license approval process.

                11.3.2 In the event that Ono  chooses  to develop a product  for the treatment of Diabetes based on a Compound that has been selected by LIPHA as a Lead Compound, the obligation of confidentiality shall be waived by LIPHA with respect to all pre-clinical and clinical data with respect to such Compound generated by LIPHA in the course of its product development efforts. As a condition to such disclosure, Shaman has required Ono to enter into confidentiality provisions equivalent to those set forth in this Section 11. Shaman's agreement with Ono contains a provision equivalent in substance requiring Ono to disclose to LIPHA pre-clinical and clinical data generated by Ono.

           11.4 Publications. Prior to public disclosure or submission for publication of a manuscript describing the results of any aspect of the Collaboration or other scientific or clinical activity or collaboration between LIPHA and Shaman or their Affiliates, the Party disclosing or submitting such a manuscript ("Disclosing Party") shall send the other Party ("Responding Party") a copy of the manuscript to be submitted and shall allow the Responding Party not less than sixty (60) days in which to determine whether the manuscript contains subject matter for which patent protection should be sought prior to publication of such manuscript for the purpose of protecting an invention of commercial value to the Responding Party, or whether the manuscript contains confidential information belonging to the Responding Party. After the expiration of such sixty (60) day period, if the Responding Party has not objected, the Disclosing Party may submit such manuscript for publication and publish or otherwise disclose to the public such research results. If the Responding Party believes the subject matter of the manuscript contains confidential information or a patentable invention of commercial value to the Responding Party, then prior to the expiration of such sixty (60) day period, the Responding Party shall notify the Disclosing Party in writing of its determination. Upon receipt of such written notice from the Responding Party, the Disclosing Party shall delay public disclosure of such information or submission of the manuscript for an additional period of thirty (30) days to permit preparation and filing of a patent application on the disclosed subject matter. The Disclosing Party shall thereafter be free to publish or disclose such information, except that the Disclosing Party may not disclose any confidential information of the Responding Party in violation of this Section 11 without the prior written consent of the Responding Party. Determination of authorship for any paper or patent shall be in accordance with accepted scientific practice. Should any questions on authorship arise, this will be determined by good faith consultation between the members of the Joint Research and Development Steering Committee as appropriate.

      12. INDEMNIFICATION. Each Party shall defend, indemnify and hold the other Party, any officer, director or employee of such other Party or any of its Affiliates (individually, an "Exculpated Party") harmless from and against any damage, loss, liability or expense (including, without limitation, reasonable attorneys' fees, settlement costs, litigation costs and costs on appeal regardless of outcome) incurred or suffered by any Exculpated Party arising out of (i) any misrepresentation or breach of warranty made by such Party pursuant to this Agreement or (ii) any claim arising from the negligence or intentional misconduct of any of such Party's employees or agents and specifically for any claim of any kind whatsoever arising from the testing, manufacture, use, sale, consumption, distribution or advertising of any of the Products which may be developed as a result of this Agreement.

           12.1 Each Party shall advise the other in writing promptly upon becoming aware of any adverse event(s) arising out of any use of the Compound or the Products, whether for commercial or noncommercial use.

           12.2 Either Party (the "Notifying Party") shall promptly notify the other Party (the "Indemnifying Party") of the existence of any third party claim, demand or other action giving rise to a claim for indemnification under this Agreement (a "Third Party Claim") and shall give the Indemnifying Party a reasonable opportunity to defend the same at its own expense and with its own counsel, provided that the Notifying Party shall at all times have the right to participate in such defense at its own expense. If, within a reasonable time after receipt of notice of a Third Party Claim, the Indemnifying Party shall fail to undertake to so defend, the Notifying Party shall have the right, but not the obligation, to defend and to compromise or settle (exercising reasonable business judgment) the Third Party Claim for the account and at the risk and expense of the Indemnifying Party. Each Party shall make available to the other at the other's expense such information and assistance as the other shall reasonably request in connection with the defense of a Third Party Claim.

      13. INDEPENDENT CONTRACTORS. Both Parties shall act solely as independent contractors and nothing in this Agreement shall be construed to give either Party the power or authority to act on behalf of the other and each party shall hold the other party harmless against any claim based on a representation of authority in excess of that provided herein, provided that the indemnitor is given prompt notice of any such claim, loss or liability and has the right to participate in, and at its own option control, any proceeding arising therefrom.

      14. NO SOLICITATION OF EMPLOYEES. During the term of this Agreement and for two (2) years thereafter, neither Party shall solicit the other's employees without the prior written approval of the other Party. This provision will not preclude any Party from hiring any such employees if they independently apply for a job without solicitation or pursuant to a general solicitation not specifically directed at such employee.

      15. TERM. This Agreement shall become effective as of the Effective Date first written above and, unless sooner terminated pursuant to the provisions of
Section 16 below, shall remain in full force and effect for so long as LIPHA shall be obligated to make royalty payments to Shaman pursuant to Section 8.4. LIPHA shall after the expiration of this Agreement (other than any termination by Shaman under Section 16) have the right to manufacture and sell any Products as to which royalty obligations have expired in accordance with Section 8.4, i.e. later of ten years after commercialization or expiration of patents, without any further obligation of paying royalties.

      16.  TERMINATION OF AGREEMENT.

                16.1 This Agreement shall be terminable in its entirety by mutual written agreement of both Parties.

                16.2 This Agreement shall be terminable at the option of either Party upon written notice to the other, if such other Party is in material breach or default with respect to any material term or provision hereof and fails to cure the same within sixty (60) days after written notice of said breach or default. Such termination rights shall be in addition to and not in substitution of any other remedies that may be available to the Party serving such notice against the Party in default. Termination pursuant to this Section
16.2 shall not relieve the Party in default from liability and damages to the other Party for breach of this Agreement.

                16.3 This Agreement shall be terminable at the option of either Party upon written notice to the other, if such other Party is adjudged bankrupt, files or has filed against it any petition under any bankruptcy, insolvency or similar law, which petition is not dismissed within sixty (60) days, has a receiver appointed for its business or property, or makes a general assignment for the benefit of its creditors.

                16.4 LIPHA shall have the right, at its sole discretion, to terminate this Agreement if within two (2) years following the Effective Date, no human clinical studies have been commenced for any Compound for an indication in the Field. Such right of termination shall be exercised within a period of ninety (90) days following the second anniversary of the Effective Date, and by LIPHA giving to Shaman sixty (60) days advance written notice of such termination. In the event of such termination, LIPHA shall have no obligation to make any further payments to Shaman under this Agreement (or to purchase additional shares under the Stock Purchase Agreement, it being nevertheless understood that the Registration Rights Agreement shall continue to apply to any and all shares of Common Stock already purchased, at that date, by LIPHA pursuant to the Stock Purchase Agreement), nor shall Shaman be entitled to any indemnity, damages or other payment, it being understood that LIPHA shall then have no further rights hereunder, whether to Compounds already selected, in development, or otherwise.

                16.5 In the event of any acquisition or merger of Shaman by or with a third party in which Shaman is not the surviving entity, if such third party is a direct competitor of LIPHA in the Field, LIPHA shall be entitled to terminate this Agreement as a result of such merger or acquisition, provided that LIPHA shall have the right to retain all Product and technology rights licensed to LIPHA at the time of such termination subject to all applicable milestone and royalty payments and other LIPHA obligations relating to such licensed rights.

      17. PUBLIC ANNOUNCEMENT OF AGREEMENT. Except as required to comply with U.S. and other foreign securities laws, any order of a court or government agency of any country of the Territory, and except as provided below, neither Party shall release information concerning this Agreement or the subject matter hereof to the news media, or other media, without first sending the other Party by express mail or facsimile, a copy of the information to be disclosed and allowing the other Party a reasonable time (not to exceed three (3) business days from the date of receipt) in which to comment on the information. If the other Party objects to the information to be disclosed and prior to the expiration of the three (3) business day period, the other Party shall so notify the disclosing Party who shall then delay public disclosure of the information and make reasonable efforts to accommodate any request for revisions by the other Party. If no notification is received during the three (3) business day period, the Party proposing disclosure shall be free to disclose the information. The Parties designate the following individuals to receive and approve announcements under this provision: Shaman, its Chief Executive Officer; LIPHA, its Chairman and Chief Executive Officer. The Parties agree that Shaman may discuss the general terms of the Agreement with Ono without disclosing any Confidential Information of LIPHA or LIPHA Technical Information without LIPHA's prior written consent; and that the parties will cooperate in good faith with one another to formulate a form of announcement that Shaman and LIPHA may release as soon as practicable after the Effective Date.

      18. PATENT MATTERS. The ownership rights and other matters regarding patents developed pursuant to the Collaboration pursuant to this Agreement shall be as follows:

           18.1 Inventions; Joint Inventions and Patents.

                18.1.1 Ownership of all inventions arising during the term of the Research Period and for a period of five (5) years thereafter that are either (i) related to Compounds or any modification or improvement of such Compounds, or (ii) substantially similar in structure or site of activity to Compounds or any modification or improvement of such Compounds (except those that LIPHA can clearly demonstrate are independently developed by LIPHA as evidenced by written records), whether patented or not, which are invented by LIPHA or its Affiliates or a person contractually required to assign or license patent rights covering such inventions to LIPHA, shall be vested jointly in Shaman and LIPHA or their respective Affiliates consistent with the United States laws pertaining to joint ownership of patents and inventions ("Joint Inventions").

                18.1.2 In the event that during the term of the Research Period and the period of five (5) years thereafter, Shaman becomes aware of an invention that it believes should be treated as a Joint Invention pursuant to
Section 18.1.1 and is not being treated as such by LIPHA, Shaman shall have the opportunity to receive a reasonably detailed scientific presentation by LIPHA on such invention to determine in good faith whether such invention should be treated as a Joint Invention. Shaman and LIPHA shall retain full ownership to all Joint Inventions and any Patents resulting therefrom, with full ownership rights in any field and subject only to the licenses granted in Section 8, with the full right by either party to transfer joint ownership in or to sublicense any such Joint Invention or Patent without the consent of the other party and without accounting to the other party for any consideration received from such transfer of joint ownership or sublicense. The laws of the United States with respect to joint ownership of inventions shall, to the extent not inconsistent with the foregoing sentence, apply in all jurisdictions giving force and effect to this Agreement. All information provided by either party in the course of such a presentation shall be subject to the confidentiality provisions of
Section 11 hereof.

                18.1.3   Except  as  otherwise   expressly  set  forth  in  this
Agreement, ownership of all sole inventions of either Party hereto shall be vested solely in that Party.

           18.2 General Provisions Relating to Prosecution and Maintenance. Both Parties shall jointly file patent applications for Joint Inventions made by the Parties. Joint applications shall be filed initially in the United States, unless the Joint Research and Development Steering Committee determines for a compelling business reason that the application should first be filed in another jurisdiction.

           18.3 Payments; Disputes. With respect to Shaman Patents, Shaman shall bear all costs and expenses for fees or other payments required to submit and maintain their own applications and patents in the whole world. With respect to LIPHA Patents, LIPHA shall bear all costs and expenses for fees or other payments required to submit and maintain their own applications and patents in the whole world. With respect to Joint Patent application filings, Shaman and LIPHA shall share all costs and expenses for fees or other payments required to submit and maintain joint applications and patents in the Territory. In the event there is a dispute as to whether a particular invention was developed by a Party individually or by the Parties jointly, the issue shall be resolved by the Joint Research and Development Steering Committee.

           18.4 Infringement by a Third Party. If at any time either Party hereto shall become aware of any infringement or threatened infringement by a third party in the Territory of any or all of the Shaman Patents, LIPHA Patents or Joint Patents to which the Party having the knowledge thereof claims an interest pursuant to this Agreement, the Party having the knowledge thereof shall forthwith give notice thereof to the other Party. Upon notice of any such infringement, the Parties shall promptly consult with one another with a view toward reaching agreement on a course of action to be pursued.

                18.4.1 Shaman shall have the first right but not the obligation to bring an enforcement action or to take any other reasonable steps to defend Shaman Patents and Joint Patents against infringement and LIPHA shall in such event give all reasonable assistance to Shaman with respect to patent and legal questions. The costs of such patent enforcement shall be borne by Shaman. If Shaman does not commence a particular infringement action within ninety (90) days after it has received notice of such infringement, LIPHA, after notifying Shaman in writing, shall be entitled to bring such infringement action or other appropriate action or claim at its own expense but shall request in writing that Shaman fund 50% of such expenses. The party conducting such action shall consider in good faith the comments of the other party with regard to the conduct of such action. If Shaman declines to pursue such action or fails to respond to LIPHA within 60 days after receipt of LIPHA's notice that it will do so and LIPHA undertakes such action, then LIPHA shall be entitled to 100% of all recoveries and LIPHA shall no longer be required to pay royalties to Shaman for any Product covered by such patent(s) in the country in which such action was prosecuted. Recovery from any settlement or judgement from any such action in the Territory either pursued by Shaman or co-funded by Shaman shall go first to reimburse the expenses of the parties and the remainder shall be shared by the parties on a 50%/50% basis. Notwithstanding the foregoing, if the monetary recovery is less than the out-of-pocket expenses of Shaman and LIPHA, reimbursement shall be on a pro rata basis, based upon cost incurred. In any event, Shaman and LIPHA shall assist one another and reasonably cooperate in any such litigation at the other's request without expense to the requesting party.

                18.4.2 LIPHA shall have the first right but not the obligation to bring an enforcement action or to take any other reasonable steps to defend LIPHA Patents against infringement and Shaman shall in such event give all reasonable assistance to LIPHA with respect to patent and legal questions. The costs of such patent enforcement shall be borne by LIPHA but Shaman shall have the right to co-fund 50% of the expenses. If LIPHA does not commence a particular infringement action within ninety (90) days after it has received notice of such infringement, Shaman, after notifying LIPHA in writing, shall be entitled to bring such infringement action or other appropriate action or claim at its own expense but shall request in writing that LIPHA fund 50% of such expenses. The party conducting such action shall consider in good faith the comments of the other party with regard to the conduct of such action. If LIPHA declines to pursue such action or fails to respond to Shaman within 60 days after receipt of Shaman's notice that it will do so, Shaman undertakes such action and LIPHA fails to fund 50% of Shaman's expenses in pursuing such action, then Shaman shall be entitled to 100% of all recoveries. If LIPHA notifies Shaman that it will pursue and does pursue such action and Shaman declines to co-fund the same or fails to notify to LIPHA within 60 days after receipt of LIPHA's notice that it will pursue the action, then LIPHA shall be entitled to 100% of all recoveries and LIPHA shall no longer be required to pay royalties to Shaman for any Product covered by such patent(s) in the country in which such action was prosecuted. Recovery from any settlement or judgement from any such action in the Territory co-funded by the parties shall go first to reimburse the expenses of the parties and the remainder shall be shared by the parties on a 50%/50% basis. Notwithstanding the foregoing, if the monetary recovery is less than the out-of-pocket expenses of Shaman and LIPHA, reimbursement shall be on a pro rata basis, based upon cost incurred. In any event, Shaman and LIPHA shall assist one another and reasonably cooperate in any such litigation at the other's request without expense to the requesting party.

                18.4.3 If Shaman and LIPHA, after consultation with each other, elect not to bring suit, individually or jointly, or if Shaman and/or LIPHA, as the case may be, are/is not able to stop such infringing activities, the applicable royalty shall be adjusted as set forth in Section 8.4.1, if at all.

           18.5 Alleged  Infringement by Products.  In the event of
dispute   concerning  a  third   party's   patent   rights  in  the
Territory, Shaman and LIPHA will proceed as follows:

                18.5.1 While a dispute concerning infringement of a third party's patent rights is in progress, the Party which had a claim brought against it by a third party (the "Defendant Party") will use its best efforts to defend against the infringement claim and resolve the dispute; and both parties shall share all costs, fees and expenses associated with the resolution of this dispute. Additionally, the other Party will assist and use its best efforts to help the Defendant Party resolve the dispute on favorable terms, also sharing all such costs and expenses.

                18.5.2 In the event the dispute is resolved against Shaman and/or LIPHA, with a finding of an infringement, then the Parties shall share all damages; and provided further that if any royalties are required to be paid to a third party as a result of such infringement or any negotiated settlement approved jointly by the Parties, then LIPHA shall make such payment and shall be entitled to deduct fifty percent (50%) of such payment against any royalties owing to Shaman under this Agreement.

      19.  RESEARCH   EXPENSES.   Except  as  otherwise   expressly
provided  by  this  Agreement,   each  Party  shall  bear  its  own
internal research, development and regulatory costs.

      20. REPRESENTATIONS AND WARRANTIES. Shaman and LIPHA each represent and warrant to the other as set forth below:

           20.1 Representations and Warranties of Shaman. Shaman represents and warrants that:

                20.1.1 The execution, delivery and performance of this Agreement by Shaman will not, with or without notice, the passage of time or both, result in any violation of, be in conflict with, or constitute a default under any material contract, obligation or commitment to which Shaman is a party or by which it is bound, or to Shaman's knowledge, any statute, rule or governmental regulation applicable to Shaman.

                20.1.2 Shaman has all requisite legal and corporate power and authority to enter into this Agreement, to grant the licenses to be granted by

Shaman hereunder and to carry out and perform its obligations under the terms of this Agreement. All corporate action on the part of Shaman, its officers and directors necessary for the grants of licenses pursuant hereto and the performance of Shaman's obligations hereunder has been taken. This Agreement constitutes a valid and binding obligation of Shaman, enforceable in accordance with its terms, except (i) the enforceability hereof may be limited by bankruptcy, insolvency, moratorium or other similar law as affecting the enforcement of creditors' rights generally, (ii) the availability of equitable remedies (e.g., specific performance, injunctive relief, and other equitable remedies) may be limited by equitable principles or general applicability, (iii) to the extent the indemnification provisions contained in this Agreement may be limited by applicable federal or state securities law; and (iv) that no representation is made regarding the effect of laws relating to competition, antitrust or patent misuse or the effect of LIPHA's or third parties' intellectual property rights.

                20.1.3 All employees of Shaman who are expected to participate in the Collaboration have signed agreements regarding proprietary information and inventions with Shaman in a form reasonably considered by Shaman and its counsel to assure Shaman's title to any Joint Inventions, Shaman Technical Information or Shaman Patents that may arise or be developed by such employees hereunder. Such agreements are legal, valid and binding obligations of Shaman and its employees and are enforceable in accordance with their terms, except as limited by applicable bankruptcy laws and other similar laws affecting the creditors' rights and remedies generally and except insofar as the availability of equitable remedies may be limited.

           20.2 Representations and Warranties of LIPHA. LIPHA represents and warrants that:

                20.2.1 The execution, delivery and performance of this Agreement by LIPHA will not, with or without notice, the passage of time or both, result in any violation of, be in conflict with, or constitute a default under any material contract, obligation or commitment to which LIPHA is a party or by which it is bound, or to LIPHA's knowledge, any statute, rule or governmental regulation applicable to LIPHA.

                20.2.2 LIPHA has all requisite legal and corporate power and authority to enter into this Agreement to grant the licenses to be granted by LIPHA hereunder and to carry out and perform its obligations under the terms of this Agreement. All corporate action on the part of LIPHA and its officers and directors necessary for the grants of licenses pursuant hereto and the performance of LIPHA's obligations hereunder has been taken. This Agreement constitutes a valid and binding obligation of LIPHA, enforceable in accordance with its terms, except as (i) the enforceability hereof may be limited by bankruptcy, insolvency, moratorium or other similar law as affecting the enforcement of creditors' rights generally, (ii) the availability of equitable remedies (e.g., specific performance, injunctive relief, and other equitable remedies) may be limited by equitable principles or general applicability, (iii) to the extent the indemnification provisions contained in this Agreement may be limited by applicable law and (iv) and that no representation is made regarding the effect of laws relating to competition, antitrust or patent misuse or the effect of Shaman's or third parties' intellectual property rights.

                20.2.3 All employees of LIPHA who are expected to participate in the Collaboration have signed agreements regarding proprietary information and inventions with LIPHA in a form reasonably considered by LIPHA and its counsel to assure LIPHA's title to any Joint Inventions or LIPHA Technical Information that may arise or be developed by such employees hereunder. Such agreements are legal, valid and binding obligations of LIPHA and its employees and are enforceable in accordance with their terms, except as limited by applicable bankruptcy laws and other similar laws affecting the creditors' rights and remedies generally and except insofar as the availability of equitable remedies may be limited.

           20.3 EXCEPT AS OTHERWISE EXPRESSLY SET FORTH IN THIS AGREEMENT, SHAMAN AND LIPHA MAKE NO REPRESENTATIONS AND EXTEND NO WARRANTIES OF ANY KIND, EITHER EXPRESS OR IMPLIED. THERE ARE NO EXPRESS OR IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.

      21. SURVIVAL OF RIGHTS, DUTIES AND OBLIGATIONS. Termination of this Agreement for any cause shall not release a Party from any liability, which at the time of termination has already accrued to another Party, or which thereafter may accrue in respect of any act or omission prior to such termination. The obligations and rights established in Sections 8, 10, 11, 12, 14, 17, 18, 22 and 23 shall survive the termination of this Agreement for any reason.

      22. ASSIGNMENT. This Agreement shall be binding on the Parties hereto and their respective successors and assigns. Neither of the Parties hereto shall be entitled to assign this Agreement or any of its rights or obligations hereunder without the consent of the other. Notwithstanding the foregoing, each Party shall be entitled to assign this Agreement to an Affiliate of such Party unless the other Party reasonably objects to such assignment for valid business purposes. If either Party is acquired or merged with another entity, that entity shall succeed to all of the rights and obligations of the disappearing Party; provided in the event either Party is acquired or merged with another entity, such acquiring or successor entity shall expressly assume in writing the due and punctual performance and observance of all obligations under this Agreement of the Party it has acquired or with which it has merged, with the same effect as if such entity had originally been such Party hereunder; and further provided if such acquiring or successor entity does not so assume the obligations of the Party it has acquired or with which it has merged, the other Party may terminate this Agreement pursuant to Section 16 hereof. Notwithstanding the foregoing, nothing contained in this Section 22 shall be construed as preventing either Party from sublicensing its rights to any Products granted hereunder.

      23. FURTHER ASSURANCES. Shaman and LIPHA shall cooperate with each other and execute and deliver to each other such other instruments and documents and take such other actions as may be reasonably requested from time to time in order to carry out, evidence and confirm the rights and intended purposes of this Agreement.

      24. LANGUAGE. This Agreement is entered into in the English language. All meetings and correspondence between the
Parties are to be in English. In the event of any dispute concerning the construction or meaning of this Agreement, reference shall be made only to this Agreement as written in English and not to any translation into any other language.

      25. GOVERNING LAW. Disputes arising out of or based upon this Agreement shall be governed by and construed in accordance with the laws of the State of California, United States of America, as applied to agreements among California residents entered into and to be performed entirely within California. LIPHA hereby submits to the non-exclusive personal jurisdiction and to service and venue in any U.S. state or federal court located in the State of California in connection with any claim arising hereunder or in connection herewith. Shaman, in turn hereby submits to the non-exclusive personal jurisdiction and to service and venue in any French court in connection with any claim arising hereunder or in connection herewith.

      26. NOTICES. Notices, demands or other communications required or permitted to be given or made hereunder shall be in writing and delivered personally or sent by private overnight mail delivery, with recorded delivery or by legible telefax addressed to the intended recipient at its address set forth below in this Section or to such other address or telefax number as any Party may from time to time duly notify to the other. Any such notice, demand or communication shall, unless the contrary is proved, be deemed to have been duly served (if given or made by telefax) on the next following business day at the place of receipt or (if given or made by overnight private mail) forty-eight
(48) hours after posting and in proving the same, it shall be sufficient to show, in the case of a letter, that the envelope contained the same as duly addressed, correctly stamped and posted and in the case of a telefax, that such telefax was duly dispatched to a current telefax number of the addressee. Correspondence to Shaman shall be addressed to:

           President and Chief Executive Officer
           Shaman Pharmaceuticals, Inc.
           213 East Grand Avenue
           South San Francisco, California  94080 U.S.A.
           Telefax number:  (415) 873-8367
with a copy to:

           Brobeck, Phleger & Harrison LLP
           Two Embarcadero Place
           2200 Geng Road
           Palo Alto, California  94303 U.S.A.
           Attn: J. Stephan Dolezalek
           Telefax number:  (415) 496-2736

Correspondence to LIPHA shall be addressed to:

           Chairman and Chief Executive Officer
           LIPHA, Lyonnaise Industrielle Pharmaceutique s.a.
           34 rue Saint-Romain
           F-69379 Lyon, cedex 08
           France
           Telefax  number:  33/78  75  39 05  or
           after  10/18/96:  33/04 78 75 39 05

      27. ENTIRE AGREEMENT. This Agreement, together with the schedules and appendices hereto, constitutes the entire agreement between the Parties with respect to the subject matter hereof and save as otherwise expressly provided no modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless made in writing specifically referring to this Agreement and duly signed and delivered by the Parties hereto. Whenever in this Agreement a Party's approval or signature is required, such approval or signature may not be unreasonably withheld.

      28. NONWAIVER OF RIGHTS. No failure or delay on the part of Shaman or LIPHA in exercising any right under this Agreement, irrespective of the length of time for which such failure or delay shall continue, will operate as a waiver of, or impair, any such right. No single or partial exercise of any such right will preclude any other or further exercise thereof or the exercise of any other right. No waiver of any such right will be effective unless given in a signed writing. No waiver of any such right will be deemed a waiver of any other right hereunder or thereunder.

      29. SEVERABILITY. In case any provision of this Agreement shall be invalid, illegal, or unenforceable, it shall to the extent practicable, be modified so as to make it valid, legal and enforceable and to retain as nearly as practicable the intent of the Parties, and the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

      30. FORCE MAJEURE. Neither Party shall be held liable or responsible to the other Party nor be deemed to have defaulted under or breached this Agreement for failure or delay in fulfilling or performing any terms of this Agreement when such failure or delay is caused by or results from fires, floods, embargoes, government regulations or administrative guidance, prohibitions or interventions, war, acts of war (whether war be declared or not), insurrections, riots, civil commotions, strikes, lockouts, acts of God, or any other cause beyond their respective reasonable control, but they shall make every reasonable effort to remove any such cause of their failure or delay as soon as possible.

      31.  COUNTERPARTS.   This  Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement shall be deemed for all purposes to be executed and effective upon receipt of an executed signature page, either an original or telefax copy thereof, from the duly authorized officer of each of LIPHA and Shaman.

           IN WITNESS WHEREOF, the Parties have executed this Agreement as of the Effective Date written above.


SHAMAN PHARMACEUTICALS, INC.               LIPHA, LYONNAISE INDUSTRIELLE
                                                PHARMACEUTIQUE s.a.



By:  /s/ Lisa A. Conte                       By:  /s/ Jean-Noel Treilles
      Lisa A. Conte                                Jean-Noel Treilles
      President and Chief Executive                Chairman and Chief Executive
      Officer                                      Officer

                                    EXHIBIT A

                                DEVELOPMENT PLAN


              Primary               In-depth
            Evaluation             Evaluation                   Development

     Active    -->       Lead          -->       Development       -->       IND
     Compds.            Compds.                   Candidates

             Stage IIa              Stage IIb                    Stage III



     o Establish plant sourcing plan
     o Plant collections
     o Establish rat model & test compounds
     o Address bioavailability issues
     o General pharmacology

                                STAGE II a UPDATE

================================================================================


                         Data                      Pharmacology       Med. Chem.
  Compound        Mouse        Rat      Human     Screen     Patent   Synthesis
================================================================================

SP-134101          *           *          *           *          *          *
================================================================================

SP-49701           *           *          *           *          *          *
================================================================================

SP-910255          *           *          *           *          *          *
================================================================================

SP-910235          *           *          *           *          *          *
================================================================================

SP-4003            *           *          *           *          *          *
================================================================================

SP-18904           *           *          *           *          *          *
================================================================================

SP-67004           *           *          *           *          *          *
================================================================================

SP-66904           *           *          *           *          *          *
================================================================================

SP-82001           *           *          *           *          *          *
================================================================================

SP-18908           *           *          *           *          *          *
================================================================================

[* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

                                 EXHIBIT 10.51

                                    EXHIBIT B

                            STOCK PURCHASE AGREEMENT

                                     BETWEEN

                LIPHA, LYONNAISE INDUSTRIELLE PHARMACEUTIQUE s.a.

                                       AND

                          SHAMAN PHARMACEUTICALS, INC.

                            STOCK PURCHASE AGREEMENT


         THIS STOCK PURCHASE AGREEMENT is made and entered into as of this 23rd day of September, 1996 (the "Effective Date"), between Shaman Pharmaceuticals Inc., a Delaware corporation (the "Company"), and LIPHA, Lyonnaise Industrielle Pharmaceutique s.a., a French corporation ("Buyer").

         WHEREAS, the Company and Buyer have entered into that certain Joint Research and Product Development and Commercialization Agreement of even date herewith (the "Development Agreement"), pursuant to which the Company and Buyer have agreed to develop jointly products for the treatment of diabetes mellitus and its complications; and

         WHEREAS, in connection with the execution and delivery of the Development Agreement and the completion of the collaboration contemplated therein, the Company intends to sell, and Buyer intends to purchase, shares of the Company's Common Stock, par value $.001 per share (the "Common Stock"), on the terms and subject to the conditions set forth herein.


         NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

         1.    Purchase and Sale of Shares.


              a. Purchase and Sale. Subject to the terms and conditions set forth in this Agreement, on each Closing Date (as defined herein), the Company agrees to sell to Buyer, and Buyer agrees to purchase from the Company, that number of shares of the Company's Common Stock as is determined by dividing (i) $3,000,000 with respect to the Initial Closing, $1,500,000 with respect to each Subsequent Closing and $2,250,000 with respect to each Extension Closing (as defined herein) by (ii) a price per share of Common Stock which is a twenty percent (20%) premium to the volume weighted average of the closing prices per share for the Common Stock as quoted on the Nasdaq National Market (or any other national securities exchange on which the Common Stock is then traded) for the
* * * ( * ) consecutive trading days ending on the second trading day immediately preceding such Closing Date. [* INDICATES THAT MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED THEREFOR. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24b-2.]

              b. Closings. Subject to the terms and conditions of this Agreement, the consummation of (i) the initial closing of the purchase and sale of shares of Common Stock under this Agreement (the "Initial Closing") shall be held on the date of this Agreement, (ii) subsequent closings (each a "Subsequent Closing") shall be held on first and second anniversary of the date of the Initial Closing and (iii) extension closings (each an "Extension Closing") shall be held on the third and fourth anniversaries of the Initial Closing. The Initial Closing, the Subsequent Closings and the Extension Closings are referred to herein collectively as the "Closings."

              c. Location. All Closings shall be held at 8:30 a.m. (California time) at the offices of Brobeck, Phleger & Harrison at Two Embarcadero Place, 2200 Geng Road, Palo Alto, California or at such other place as the Company and Buyer may agree in writing and such closings may occur via facsimile, mail delivery or other delivery service without the need for the parties to be physically present.

              d. Trading Day; Fractional Shares. For purposes of this Agreement, the term "trading day" does not include any day on which no closing price per share of Common Stock is reported. As prescribed in Section 1(a) above, the number of shares of Common Stock to be purchased by Buyer on any Closing Date shall equal the aggregate purchase price to be paid for such shares divided by the applicable per share price; provided, however, that the Company will not issue any fractional shares of Common Stock. Any such fractional shares will be rounded to the nearest whole share.

         2. Delivery. Subject to the terms and conditions of this Agreement, at all Closings the Company will deliver to Buyer, stock certificates representing the number of shares subject to purchase hereunder against payment of the purchase price therefor by wire transfer in immediately available United States dollars to such account of the Company as the Company may specify to Buyer not less than three (3) business days prior to the applicable Closing.

         3.    Conditions to Obligations.

              a. Buyer's Conditions to Initial Closing. The obligation of Buyer to purchase and pay for the shares of Common Stock at the Initial Closing shall be subject to the satisfaction of each of the following conditions precedent, any one or more of which may be waived by Buyer:

                  i.    Representations    and    Warranties.    Each    of  the
representations and warranties of the Company set forth in Section 4 shall be true and correct as if made at the Initial Closing.

                  ii. Performance. The Company shall have performed and complied with all agreements, obligations and conditions contained in this Agreement that are required to be performed or complied with by it on or before the Initial Closing.

                  iii. Compliance Certificate. The Chief Executive Officer of the Company shall deliver to Buyer at the Initial Closing a certificate certifying that the conditions set forth in this Section 3(a) have been fulfilled.

                  iv. Opinion of Counsel to the Company. Buyer shall have received from Brobeck, Phleger & Harrison, counsel for the Company, an opinion dated as of the Initial Closing, in form and substance reasonably acceptable to the Buyer and its counsel.

                  v. Consents. The Company and Buyer shall have obtained all consents (including all governmental and regulatory consents, approvals or authorizations required in connection with the valid execution and delivery of this Agreement), permits and waivers necessary or appropriate for consummation of the transactions contemplated by the Initial Purchase under this Agreement.

                  vi. Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated at the Initial Closing and all documents incident thereto shall be reasonably satisfactory in form and substance to Buyer and Buyer's counsel, and they shall have received all such counterpart original and certified or other copies of such documents as they may reasonably request.

              b. Buyer's Conditions to Subsequent Closings and Extension Closings. The obligation of Buyer to purchase and pay for the shares of Common Stock at each Subsequent Closing and each Extension Closing, as the case may be, is subject to the satisfaction or Buyer's waiver, on or prior to such Closing, of each of the following conditions:

                  i. Representations and Warranties. The representations and warranties made by the Company in Sections 4(a), (b), (c), (d), (e), (f), (g) and (h) shall be true and correct on the date of such Closing, with the same force and effect as if they had been made on and as of each of such dates, provided, however, that with respect to Section 4(f) the Company shall only be required to notify Buyer as to the existence of any subsidiaries, the existence of which at the time of such future closing shall not constitute a breach of representation or warranty.

                  ii.  Performance.   The  Company  shall  have   performed  all
covenants, obligations and conditions required to be performed or observed by it on or prior to such Closing.

                  iii. Compliance Certificate. The Chief Executive Officer of the Company shall deliver to Buyer at such Closing a certificate certifying that the conditions set forth in this Section 3(b) have been fulfilled.

                  iv. Opinion of Counsel to the Company. Buyer shall have received from Brobeck, Phleger & Harrison, counsel for the Company, an opinion dated as of such Closing, in form and substance reasonably acceptable to the Buyer and its counsel.

                  v. Consents. The Company and Buyer shall have obtained all consents (including all governmental or regulatory consents, approvals or authorizations required in connection with the valid execution and delivery of this Agreement), permits and waivers necessary or appropriate for consummation of the transactions at such Closing, as the case may be, under this Agreement.

                  vi. Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated at each Closing and all documents incident thereto shall be reasonably satisfactory in form and substance to Buyer and Buyer's counsel, and they shall have received all such counterpart original and certified or other copies of such documents as they may reasonably request.

              c. Company's Conditions to Initial Closing. The obligations of the Company to Buyer under this Agreement are subject to the fulfillment on or before the Initial Closing of each of the following conditions precedent, any one or more of which may be waived by the Company:

                  i.    Representations    and    Warranties.    Each    of  the
representations and warranties of Buyer set forth in Section 5 shall be true and correct as if made at the Initial Closing.

                  ii. Payment of Purchase Price. Buyer shall have delivered payment in the amount of $3,000,000 in accordance with Section 2 above.

                  iii. Performance. Buyer shall have performed and complied with all agreements, obligations and conditions contained in this Agreement that are required to be performed or complied with on or before such Initial Closing.

                  iv. Consents. The Company and Buyer shall have obtained all consents (including all governmental and regulatory consents, approvals or authorizations required in connection with the valid execution and delivery of this Agreement), permits and waivers necessary or appropriate for consummation of the transactions at the Initial Closing under this Agreement.

                  v. Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated at the Initial Closing and all documents incident thereto shall be satisfactory in form and substance to the Company and the Company's counsel, and they shall have received all such counterpart original and certified or other copies of such documents as they may reasonably request.

              d. Company's Conditions to Subsequent Closings and Extension Closings. The obligation of the Company to sell and issue the shares at each Subsequent Closing and each Extension Closing, as the case may be, is subject to the satisfaction or the Company's waiver, on or prior to such Closing, of each of the following conditions:

                 i. Representations and Warranties. The representations and warranties made by Buyer in Section 5 shall be true and correct on the date of such Closing, with the same force and effect as if they had been made on and as of each of such dates.

                  ii. Payment. Buyer shall have delivered payment in the amount prescribed in Section 1 above with respect to such Closing, in accordance with Section 2 above.

                  iii. Performance. Buyer shall have performed all covenants, obligations and conditions required to be performed or observed by it on or prior to such Closing.

                  iv. Consents. The Company and Buyer shall have obtained all consents (including all governmental or regulatory consents, approvals or authorizations required in connection with the valid execution and delivery of this Agreement), permits and waivers necessary or appropriate for consummation of the transactions at such Closing, under this Agreement.

     4. Representations and Warranties of the Company. The Company hereby represents and warrants to Buyer as follows:

              a. Corporate Power. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and is qualified to do business as a foreign corporation in each jurisdiction where failure to qualify would have a material adverse effect on the business or properties of the Company. The Company has full power and authority to own its property, to carry on its business as presently conducted and to carry out the transactions contemplated hereby.

              b. Authorization. The Company has full power to execute, deliver and perform this Agreement, and this Agreement has been duly executed and delivered by the Company and is the legal, valid and, assuming due execution by Buyer, binding obligation of the Company, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, moratorium, reorganization or similar laws affecting creditors' rights generally, and to general equitable principles. The execution, delivery and performance of this Agreement, including the sale, issuance and delivery of the Common Stock, has been duly authorized by all necessary corporate action of the Company.

              c. Valid Issuance of Common Stock. The shares of Common Stock being purchased by Buyer hereunder, when issued, sold and delivered in accordance with the terms hereof for the consideration expressed herein, will be duly and validly issued, and, based in part upon the representations of Buyer in this Agreement, will be issued in compliance with all applicable federal and state securities laws and such shares of Common Stock will be fully paid and non-assessable.

              d. Governmental Approvals. Based in part on the representations made by Buyer in Section 5, no authorization, consent, approval, license, exemption of or filing or registration with any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, under any applicable laws, rules or regulations presently in effect, is or will be necessary for, or in connection with, the offer, issuance, sale, execution and delivery by the Company of the Common Stock or for the performance by the Company of its obligations under this Agreement, except for filings under applicable securities laws which will be made by the Company within the prescribed periods.

              e.   Litigation.   There  is   no   litigation   or   governmental
proceeding or investigation pending or, to the knowledge of the Company, threatened against the Company which would materially and adversely affect the execution and delivery of this Agreement or the performance by the Company of its obligations hereunder.

              f. Subsidiaries; Charter Documents. The Company has no active subsidiaries and does not otherwise directly or indirectly control any other business entity. The Company has furnished Buyer with certified copies of its Restated Certificate of Incorporation and Bylaws, together with any amendments thereto as of the date hereof.

              g. Filings. The Company has timely filed all reports, registration statements and other documents required to be filed by it with the Securities and Exchange Commissioner under the Securities Act of 1933, as amended (the "1933 Act"), or the Securities Exchange Act of 1934, as amended (the "1934 Act"), including, without limitation, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "10-Q"), Annual Report on Form
10-K for the year ended December 31, 1995 (the "10-K"), and Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report"). As of its filing date, no such report or statement contained any untrue statement of a material fact or omitted to state any material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

              h. Non-Contravention. The execution, delivery and performance by the Company of this Agreement does not and will not (i) contravene or conflict with the Restated Certificate of Incorporation or Bylaws of the Company, or (ii) contravene or conflict with or constitute a violation of any provision of any law, regulation, judgment, injunction, order or decree binding upon or applicable to the Company in any manner which would materially and adversely affect Buyer's rights or their ability to realize the intended benefits under this Agreement.

         5.    Representations  and  Warranties  of  BuyerRepresentations   and
Warranties of Buyer. Buyer hereby represents and warrants to the Company as follows:

              a. Investment Experience. Buyer Investment Experience. Buyer is an "accredited investor" within the meaning of Rule 501 under the 1933 Act, and was not organized for the specific purpose of acquiring the Common Stock. Buyer has sufficient knowledge and experience in investing in companies similar to the Company in terms of the Company's stage of development so as to be able to evaluate the risks and merits of its investment in the Company and it is able financially to bear the risks thereof.

              b. Purchase for Own Account. Buyer is acquiring the Common Stock for investment for its own account and not with the view to, or for resale in connection with, any distribution thereof. Buyer has no present intention of selling, granting any participation in, or otherwise distributing the same. Buyer does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer, or grant participations to such person or to any third person, with respect to any of the Common Stock. Buyer understands that the shares of Common Stock have not been registered under the 1933 Act by reason of an exemption from the registration provisions of the 1933 Act which depends upon, among other things, the bona fide nature of its investment intent as expressed herein.

              c. Restricted Securities. Buyer understands that the Common Stock may not be sold, transferred, or otherwise disposed of without registration under the 1933 Act, or an exemption therefrom, and that in the absence of an effective registration statement covering the Common Stock, or an available exemption from registration under the 1933 Act, the Common Stock must be held indefinitely. In the absence of an effective registration statement or an exemption from registration covering the Common Stock, Buyer will sell, transfer, or otherwise dispose of the Common Stock only in a manner consistent with its representations and agreements set forth herein.

              d. Information. Buyer acknowledges that it has received all the information it has requested from the Company and considers necessary or appropriate for deciding whether to purchase the Common Stock. Buyer represents that it has had an opportunity to ask questions and receive answers from the Company regarding the Company and the terms and conditions of the Common Stock, and to obtain any additional information necessary to verify the accuracy of the information given Buyer.

              e. Legend. It is understood that the certificates evidencing the Common Stock may bear substantially the following legend:

                  i. THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT; OR

                  ii.   Any  legend   required  by  the  laws  of  the  State of
California or any other applicable jurisdiction.

         6. Registration of Shares. Buyer shall have the right to request registration of all or a portion of the shares acquired by Buyer under this Agreement as provided in the Registration Rights Agreement attached hereto as Exhibit A.

         7.    Miscellaneous.

              a. No Waiver; Cumulative Remedies. No failure or delay on the part of Buyer or the Company in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

              b. Amendments, Waivers and Consents. Except as otherwise expressly provided in this Agreement, changes in or additions to this Agreement may be made, and compliance with any covenant or provision herein or therein set forth may be omitted or waived, so long as all of the parties to this Agreement so agree in writing. Any waiver or consent may be given subject to satisfaction of conditions stated therein and any waiver or consent shall be effective only to the extent expressly set forth therein.

              c. Addresses for Notices. All notices, requests, demands and other communications provided for hereunder to be sent to Buyer shall be in writing (including telegraphic communication) and mailed or telegraphed or telecopied or delivered at the address indicated on the signature page hereto. Any such notices, requests, demands or other communications to the Company shall be sent to:

              Shaman Pharmaceuticals, Inc.
              213 East Grand Avenue
              South San Francisco, California  94080 U.S.A.
              Attn:     Lisa A. Conte
                        President and Chief Executive Officer
              Telefax:  (415) 873-8367

with a copy to:

              Brobeck, Phleger & Harrison LLP
              Two Embarcadero Place
              2200 Geng Road
              Palo Alto, California  94303 U.S.A.
              Attn:      J. Stephan Dolezalek, Esq.
              Telefax:  (415) 496-2736

Either party to this Agreement may change its address by written notice to the other party complying as to delivery with the terms of this Section. Unless otherwise provided, any notice, request, demand or other communication required or permitted under this Agreement shall be given in writing and shall be deemed effectively given upon personal delivery to the party to be notified or delivery to such party by either international courier service or through the federal postal system of the country of the sender by registered or certified mail, postage prepaid and addressed to the party to be notified at the address indicated for such party above or on the signature page hereto or at such other address as such party may designate by ten (10) days advance written notice to the other parties.

              d. Fees, Costs and Expenses. Each party hereto shall bear its own legal costs and expenses incurred in connection with the preparation, execution and delivery of this Agreement and the other instruments and documents to be delivered hereunder. The Company shall pay any and all stamp and other similar taxes payable or determined to be payable in connection with the execution and delivery of this Agreement, the Common Stock and the other instruments and documents to be delivered hereunder or thereunder and agrees to save Buyer harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and filing fees.

              e. Binding Effect; Assignment. Except as otherwise specifically provided for herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties (including transferees of any of the shares sold hereunder). Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective successors and assigns any rights, remedies, obligations, or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

              f.   Prior  Agreements.   This  Agreement constitutes  the  entire
agreement between the parties and supersedes any prior understandings or agreements concerning the subject matter hereof.

              g.   Severability.   The  invalidity  or  unenforceability  of any
provision hereof shall in no way affect the validity or enforceability of any other provision.

              h. Public Disclosure. Neither party shall make any public disclosure concerning the transactions contemplated hereby without prior consultation with the other party; provided, however, that nothing herein shall preclude either party from making such disclosure as is required by applicable laws binding on it as long as the disclosing party has exercised good faith efforts under the circumstances to consult with the other party as provided in this Section 7(h).

              i. Governing Law. This Agreement shall be governed by and construed in accordance with, the laws of the State of California, without giving effect to principles of conflict of laws.

              j. Headings. Section and subsection headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

              k. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and either of the parties hereto may execute this Agreement by signing any such counterpart.

              l. Attorney's Fees. If any action at law or in equity is brought for a breach of representation or warranty made herein or necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs and necessary disbursements in addition to any other relief to which such party may be entitled.

         IN WITNESS WHEREOF, the Company and Buyer have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                          SHAMAN PHARMACEUTICALS, INC.



                       By:  /s/ Lisa A. Conte
                            Lisa A. Conte, President and Chief
                            Executive Officer


                          LIPHA, LYONNAISE INDUSTRIELLE
                               PHARMACEUTIQUE s.a.


                             Address: 34 rue Saint-Romain
                             F-69379 Lyon, cedex 08
                             France
                             Telefax: 33/78 75 39 05 or
                             after 10/18/96: 33/04 78 75 39 05



                        By:  /s/ Jean-Noel Treilles
                             Jean-Noel Treilles, Chairman and Chief
                             Executive Officer

                          EXHIBIT A

                REGISTRATION RIGHTS AGREEMENT


     This Registration Rights Agreement (the "Agreement") is entered into as of the 23rd day of September, 1996 by and among Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Company"), and LIPHA, Lyonnaise Industrielle Pharmaceutique s.a. ("LIPHA").

                          RECITALS

     A. WHEREAS, the Company proposes to sell shares of its Common Stock to LIPHA pursuant to a Stock Purchase Agreement of even date (the "Purchase Agreement").

     B. WHEREAS, by this Agreement, the Company and LIPHA desire to provide for certain registration rights as set forth herein.

                          AGREEMENT

     NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:


     1.   Registration Rights.


         1.1.  Definitions.  For purposes of this Section 1:

              1.1.1. The term "register", "registered", and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act of 1933 (the "Act"), and the declaration or ordering of effectiveness of such registration statement;

              1.1.2. The term "Registrable Securities" means the Common Stock purchased by LIPHA pursuant to the Purchase Agreement and any Common Stock of the Company issued as a dividend or other distribution with respect to, or in exchange for, such Common Stock;

              1.1.3. The term "Form S-3" means such form under the Act or any successor thereto adopted by the Securities and Exchange Commission ("SEC") which permits incorporation of substantial information by reference to other documents filed by the Company with the SEC.

         1.2.  Requested Registration of Defined Sale

              1.2.1. If the Company, at any time after September 23, 1998 (the "Lockup Expiration Date") receives a written request from LIPHA that the Company file a registration statement under the Act covering the registration of at least twenty-five percent (25%) of the Registrable Securities then outstanding, then the Company shall, subject to the limitations of subsection 1.2.2 and
Section 1.6, effect as soon as practicable, and in any event shall use its best efforts to effect within 90 days of the receipt of such request, the registration under the Act of all Registrable Securities which LIPHA requests to be registered.

              1.2.2. The Company is obligated to effect only one (1) such registration pursuant to this Section 1.2, and shall not be obligated to effect such registration during the period starting thirty (30) days prior to the Company's estimated filing of, and ending four (4) months following the effective date of, any other registration statement of the Company.

              1.2.3. All expenses other than underwriting discounts and commissions incurred in connection with the single registration, filing or qualification permitted pursuant to this Section 1.2, including (without limitation) all registration, filing and qualification fees, printer's and accounting fees, fees and disbursements of counsel for the Company, and the reasonable fees and disbursements of one counsel for LIPHA shall be borne by the Company; provided, however, that the Company shall not be required to pay for any expenses of any registration proceeding begun pursuant to this Section 1.2 if the registration request is subsequently withdrawn at the request of LIPHA (in which case LIPHA shall bear such expenses).

         1.3. Shelf Registration on Form S-3. If the Company, at any time after the Lockup Expiration Date, receives from LIPHA, a written request that the Company effect a shelf registration on Form S-3 with respect to all or a part of the Registrable Securities owned by LIPHA, the Company will:

              1.3.1. As soon as practicable, effect such registration as would permit or facilitate the sale and distribution of all or such portion of LIPHA's Registrable Securities as are specified in such request; provided, however, that the Company shall not be obligated to effect any such registration, qualification or compliance, pursuant to this section 1.3: (i) if Form S-3 is not available for such offering by LIPHA; (ii) if LIPHA proposes to sell Registrable Securities and such other securities (if any) at an aggregate price to the public of less than $500,000; (iii) if the Company has, within the twelve
(12) month period preceding the date of such request, already effected one registration on Form S-3 for LIPHA pursuant to this Section 1.3; or (iv) in any particular jurisdiction in which the Company would be required to qualify to do business or to execute a general consent to service of process in effecting such registration, qualification or compliance.

              1.3.2. Subject to the foregoing, the Company shall file a registration statement covering the Registrable Securities and other securities so requested to be registered as soon as practicable after receipt of the request of LIPHA. All expenses incurred in connection with any registration requested pursuant to Section 1.3, including (without limitation) all registration, filing, qualification, printer's and accounting fees and the reasonable fees and disbursements of counsel for LIPHA and counsel for the Company, but excluding any underwriters' discounts or commissions associated with Registrable Securities, shall be borne by Company. Registrations effected pursuant to this Section 1.3 shall not be counted as demands for registration or registrations effected pursuant to Sections 1.2.

     1.4. Participation in Company Registrations. If the Company proposes to register any of its stock or other securities under the Act in connection with the public offering of such securities solely for cash (other than (i) a registration pursuant to a demand registration right held by any other stockholder of the Company; (ii) a registration relating solely to the sale of securities to participants in a Company stock plan; or (iii) a registration on any form which does not include substantially the same information as would be required to be included in a registration statement covering the sale of the Registrable Securities), the Company shall, at such time, promptly give LIPHA written notice of such registration. Upon the written request of LIPHA given within twenty (20) days after mailing of such notice by the Company, the Company shall, subject to the provisions of Section 1.5, cause to be registered under the Act all of the Registrable Securities that LIPHA has requested to be registered.

         1.5. Underwriting Requirements. In connection with any offering involving an underwriting of shares of the Company's capital stock, the Company shall not be required under Section 1.4 to include any of LIPHA's securities in such underwriting unless LIPHA accepts the terms of the underwriting as agreed upon between the Company and the underwriters selected by it (or by other persons entitled to select the underwriters), and then only in such quantity as the underwriters determine in their sole discretion will not jeopardize the success of the offering by the Company. If the total amount of securities, including Registrable Securities, requested by shareholders to be included in such offering exceeds the amount of securities sold other than by the Company that the underwriters determine in their sole discretion is compatible with the success of the offering, then the Company shall be required to include in the offering only that number of such securities, including Registrable Securities, which the underwriters determine in their sole discretion will not jeopardize the success of the offering (the securities so included to be apportioned pro rata among the selling shareholders according to the total amount of securities entitled to be included therein owned by each selling shareholder or in such other proportions as shall mutually be agreed to by such selling shareholders).

     1.6. Right to Defer. Notwithstanding Sections 1.2 and 1.3 above, if the Company shall furnish to LIPHA a certificate signed by the President of the

Company stating that in the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for either form of such registration statement to be filed and it is therefore essential to defer the filing of such registration statement, the Company shall have the right to defer taking action with respect to such filing for a period of not more than 90 days after receipt of LIPHA's request; provided, however, that the Company may not utilize this right more than once in any twelve month period.

     1.7. Obligations of the Company. Whenever required under this Section 1 to effect the registration of any Registrable Securities, the Company shall, as expeditiously as reasonably possible:

              1.7.1. Prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become effective, and, upon the request of LIPHA, keep such registration statement effective for up to one hundred twenty (120) days.

              1.7.2. Prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement.

              1.7.3. Furnish to LIPHA such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Act, and such other documents as it may reasonably request in order to facilitate the disposition of Registrable Securities owned by it.

              1.7.4. Use its best efforts to register and qualify the securities covered by such registration statement under such other securities laws of such jurisdictions as shall be reasonably requested by LIPHA, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

     1.8. Furnish Information. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Section 1 with respect to the Registrable Securities of LIPHA that LIPHA shall furnish to the Company such information regarding itself, the Registrable Securities held by it, and the intended method of disposition of such securities as shall be required to effect the registration of LIPHA's Registrable Securities.

     1.9. Indemnification. In the event any Registrable Securities are included in a registration statement under this Section 1:

              1.9.1. To the extent permitted by law, the Company will indemnify and hold harmless LIPHA and each person, if any, who controls LIPHA within the meaning of the Act or the Securities Exchange Act of 1934, as amended (the "1934 Act"), against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Act, or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (collectively a "Violation"): (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto; (ii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading; or (iii) any violation or alleged violation by the Company of the Act, the 1934 Act, any state securities law or any rule or regulation promulgated under the Act, or any state securities law. The Company will pay to LIPHA or controlling person any legal or other expenses reasonably incurred by them (such payment to be made as incurred by such persons) in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection 1.9.1 shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable in any such case for any such loss, claim, damage, liability, or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by LIPHA or controlling person.

              1.9.2. To the extent permitted by law, LIPHA will indemnify and hold harmless the Company, each of its directors, each of its officers who has signed the registration statement, and each person, if any, who controls the Company within the meaning of the Act, against any losses, claims, damages, or liabilities (joint or several) to which any of the foregoing persons may become subject, under the Act, or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by LIPHA expressly for use in connection with such registration; and LIPHA will pay any legal or other expenses reasonably incurred by any person intended to be indemnified pursuant to this subsection 1.9.2 (such payment to be made as incurred by such persons), in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection
1.9.2 shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of LIPHA, which consent shall not be unreasonably withheld; provided that in no event shall any indemnity under this subsection 1.9.2 exceed the gross proceeds from the offering received by LIPHA, unless such Violation by LIPHA is wilful.

              1.9.3.  Promptly after receipt by an indemnified  party under this
Section 1.9 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 1.9, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party (together with all other indemnified parties which may be represented without conflict by one counsel) shall have the right to retain one separate counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 1.9, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 1.9.

     1.10. Reports Under Securities Exchange Act of 1934. With a view to making available to LIPHA the benefits of Rule 144 promulgated under the Act and any other rule or regulation of the SEC that may at any time permit LIPHA to sell securities of the Company to the public without registration or pursuant to a registration on Form S-3, the Company agrees to:

              1.10.1. Make and keep public information available, as those terms are understood and defined in SEC Rule 144, at all times after ninety (90) days after the effective date of the first registration statement filed by the Company for the offering of its securities to the general public;

              1.10.2. Take such action, including the voluntary registration of its Common Stock under Section 12 of the 1934 Act, as is necessary to enable LIPHA to utilize Form S-3 for the sale of its Registrable Securities; and

              1.10.3. File with the SEC in a timely manner all reports and other documents required of the Company under the Act and the 1934 Act.

     1.11. Amendment of Registration Rights. Any provision of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and LIPHA.

     1.12. Limitation of Registration Rights. LIPHA shall not be entitled to exercise any right provided for in Sections 1.2, 1.3 or 1.4 if, at such time, LIPHA is entitled to sell all of the shares of Company Common Stock then held by it without restriction or further registration.

     2.   Miscellaneous.

     2.1.     Governing Law.   This Agreement shall be governed in all respects
by the laws of the State of California as applied to transactions taking place between California residents and wholly within the State of California.

     2.2. Successors and Assigns. Except as otherwise provided herein, the Provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

     2.3. Entire Agreement. This Agreement constitutes the full and entire understanding and agreement between the parties with regard to the subjects hereof, and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein.

     2.4. Notices. Unless otherwise provided, any notice required or permitted under this Agreement shall be given in writing and shall be deemed effectively given upon personal delivery to the party to be notified or delivery to such party by either international courier service or through the federal postal system of the country of the sender by registered or certified mail, postage prepaid and addressed to the party to be notified at the address indicated for such party on the signature page hereof, or at such other address as such party may designate by ten (10) days advance written notice to the other parties.

     2.5. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

     2.6. Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not considered in construing or interpreting this Agreement.

     The foregoing agreement is hereby executed as of the date first above written.


                          SHAMAN PHARMACEUTICALS, INC.



                              By: /s/ Lisa A. Conte
                                   Lisa A. Conte, President and
                                   Chief Executive Officer

                                   Address: 213 East Grand Avenue
                                   South San Francisco, CA 94080
                                   U.S.A.
                                   Telefax: (415) 873-8367


                          LIPHA, LYONNAISE INDUSTRIELLE
                               PHARMACEUTIQUE s.a.



                              By: /s/ Jean-Noel Treilles
                                   Jean-Noel Treilles, Chairman and Chief
                                   Executive Officer

                                   Address:  34 rue Saint-Romain
                                   F-69379 Lyon, cedex 08
                                   France
                                   Telefax:  33/78 75 39 05 or
                                   after 10/18/96: 33/04 78 75 39 05