Form 10-Q/A
period 1996-06-30
SHAMAN PHARMACEUTICALS INC
filed 1996-12-16
CIK 891933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to


                         Commission file number 0-21022


                          SHAMAN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       94-3095806
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          213 EAST GRAND AVENUE, SOUTH SAN FRANCISCO, CALIFORNIA 94080
              (Address of principal executive offices and zip code)

                                 (415) 952-7070
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ---     ---

Number of shares of Common Stock, $0.001 par value, outstanding as of June 30, 1996: 13,389,320.

ITEM 6:       Exhibits and Reports on Form 8-K

      (a)     Exhibits

              10.49* Subscription Agreement, dated July 25, 1996, by and between Fletcher International Limited and the Company.

-------------------
* Confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended has been granted with respect to certain portions of this agreement.

      (b) There were no reports on Form 8-K during the quarter ended June 30, 1996.

                          SHAMAN PHARMACEUTICALS, INC.

                                   SIGNATURES




         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHAMAN PHARMACEUTICALS, INC.
                                      (Registrant)

Date:  December 9, 1996       By:    /s/ Lisa A. Conte
                                    --------------------------------------------
                                    Lisa A. Conte
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                              By:    /s/ Barbara J. Goodrich
                                    --------------------------------------------
                                    Barbara J. Goodrich
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)