Form 10-Q/A
period 1996-06-30
SHAMAN PHARMACEUTICALS INC
filed 1996-12-24
CIK 891933

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


PART I.  FINANCIAL INFORMATION.

      Item 1.  Financial Statements and Notes

                      SHAMAN PHARMACEUTICALS, INC.
                        CONDENSED BALANCE SHEETS


                                                 June 30,         December 31,
                                                   1996              1995
                                                 ----------        ----------
                                                 (Unaudited)        (Note)
    ASSETS

    Current assets:
       Cash and cash equivalents                 $7,466,159        $9,210,123
       Short-term investments                    10,526,193        17,454,778
       Prepaid expenses and other                 1,007,654           858,724

                                                 ----------        ----------
    Total current assets                         19,000,006        27,523,625

    Property and equipment, net                   5,579,990         6,158,056

    Other assets                                    128,080           128,080
                                                 ----------        ----------
    Total assets                                $24,708,076       $33,809,761
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
                        ==========  ==========     ===========   ============

Shares used in
calculation of
net loss per
share                 13,378,000   13,166,000       13,356,000    13,102,000
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

     In addition to the initial sale of Preferred Stock, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 shares of common stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's common stock price at the time of sale. As the Company exercises its rights under the agreement, the investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares. The investor also received a six-year warrant to purchase 550,000 shares of the Company's common stock at a price of $10.184 per share.

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

     In July 1996, the Company closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which it sold 400,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price per share of $8.147. The Preferred Stock does not carry a dividend obligation and will convert into common stock by July 23, 1999 at a price per share between $6 and $8.147, depending on the market value of the Company's common stock during the period. In addition to the sale of Preferred Stock, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of common stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's comon stock price at the time of sale. The investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares. The investor also received a six-year warrant to purchase 550,000 shares of the Company's common stock at a price of $10.184 per share.

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

     As of June 30, 1996, the Company's cash, cash equivalents, and investments totaled approximately $18.0 million, compared with $26.7 million at December 31, 1995, with an average investment maturity of five and a half months and four and a half months, respectively. The Company invests excess cash according to its investment policy that provides guidelines with regard to liquidity, type of investment, credit rating, and concentration limits.

     In July 1996, the Company received gross proceeds of $3.3 million for 400,000 shares of Series A Convertible Preferred Stock in connection with the Company's private placement ("private placement"). The Preferred Stock carries no dividend requirement. In addition to the initial sale of Preferred Stock, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of common stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's common stock price at the time of sale. As the Company exercises its rights under the agreement, the investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares. The investor also received a six-year warrant to purchase 550,000 shares of the Company's Common Stock at a price of $10.184 per share. (Also see Note 3 to condensed financial statements.)

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

Dated:  December 23, 1996
                              Shaman Pharmaceuticals, Inc.
                              (Registrant)


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

           3. Representations and Warranties of Shaman. Shaman hereby repre-sents and warrants to Fletcher on the date hereof, on the Closing Date, on the date any Preferred Share is converted (each a "Preferred Share Conversion Date"), on each Put Option Exercise Date (as defined in Annex A hereto) and on each Warrant Exercise Date (as defined in Annex B hereto) as follows:

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

                  q. (i) If, any time  after the date  hereof,  the  S.E.C.  has reinterpreted Regulation S or has promulgated, or the United States Congress has legislated, a successor or revision to Regulation S, and such reinterpretation, successor provision or revision imposes a Restricted Period applicable to any security issued or issuable hereunder that is greater than that in effect on the date of this Agreement, or would materially impair the ability of Fletcher or any of its affiliates (as defined in Rule 144(a) under the Securities Act) to offer, sell or otherwise dispose of any such security pursuant to Regulation S as contemplated hereby, or requires any such offer, sale or other disposition to be registered under the Securities Act, then upon the written request of Fletcher (a "Registration Request"), Shaman shall, as promptly as practicable thereafter and at its own expense, file a registration statement (the "Registration Statement") under the Securities Act covering the sale or resale of all such securities (each a "Covered Security"); provided, however, that in no event shall Shaman be required to file a Registration Statement or otherwise comply with a Registration Request to the extent that such reinterpretation, successor provision or revision imposes limitations on the offer, sale or other disposition of any Covered Security by Fletcher pursuant to Regulation S solely as a result of Fletcher's hedging or selling short such Covered Security or engaging in any other activity the effect of which is to decrease or limit Fletcher's investment risk with respect to such Covered Security in violation of such reinterpretation, successor provision or revision. Prior to the effectiveness of such Registration Statement, Shaman shall not be entitled to exercise any Put Option under this Agreement. Upon the effectiveness of such Registration Statement (A) Shaman shall issue such securities to
      Fletcher in accordance with the terms hereof, (B) the provisions of Sections 3(l), (m) and (o), 4(e), (f), (g), (h), (i) and (j), 5(a), (b),
      (c) and (d), 6(a) (collectively, the "Specified Provisions"), 7(a) and (b) (to the extent applicable to the Specified Provisions), 8(b), (c) and (d) (to the extent applicable to the Specified Provisions) shall thereafter be of no force and effect with respect to the issuance of such Covered Securities and (C) the provision that not more than one Put Option shall be exercisable within any six-month period shall be of no further force and effect, and with respect to any Put Options outstanding at that time, not more than one such Put Option shall be exercisable within any 50 Trading Day period and no such Put Option shall be exercisable to the extent that (i) the number of shares of Common Stock issuable to Fletcher pursuant to such Put Option plus (ii) the number of shares of Common Stock issued to Fletcher during the immediately preceding 365 days pursuant to any Put Option plus (iii) the total number of shares of Common Stock issuable to Fletcher pursuant to the Preferred Shares (whether or not such Preferred Shares have been converted) plus (iv) the total number of Warrant Shares issuable to Fletcher pursuant to the Agreement (whether or not such Warrant Shares have then been issued), would equal or exceed 10% of the number of shares of Common Stock outstanding on the relevant Put Option Exercise Date (including common stock issuable under (iii) or (iv) above), provided, however, that, if such Registration Statement has not been declared effective before the 180th day following the date of such Registration Request, then (X) any Put Options outstanding under this Agreement shall immediately expire and shall not thereafter be exercisable, and Fletcher shall have no further liability whatsoever with respect thereto and (Y) Shaman shall use its best efforts to cause such Registration Statement to become effective as promptly as practicable in respect of any outstanding portion of the securities the sale or resale of which is required to be so registered.

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

     provided, however that, subject to the provisions of Section 3(q) of the Subscription Agreement, not more than one Put Option shall be exercisable within any six-month period; and provided further, however, that no Put Option shall be exercisable unless Shaman shall have delivered to Fletcher on the relevant Put Option Exercise Date a certificate of the Chief Executive Officer and Chief Financial Officer of Shaman, dated such Put Option Exercise Date, confirming that each of the representations and warranties made by Shaman in the Subscription Agreement are true and correct as of such Put Option Exercise Date. Notwithstanding anything to the contrary contained herein or in the Subscription Agreement, in no event shall any Put Option be exercisable to the extent that
(i) the number of shares of Common Stock issuable to Fletcher pursuant to such Put Option plus (ii) the number of shares of Common Stock previously issued to Fletcher pursuant to any Put Option plus (iii) the total number of shares of Common Stock issuable to Fletcher pursuant to the Preferred Shares (whether or not such Preferred Shares have then been converted) plus (iv) the total number of Warrant Shares issuable to Fletcher pursuant to the Agreement (whether or not such Warrant Shares have then been issued), would equal or exceed 2,677,500 shares.

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

8. The Issuer will pay all documentary stamp taxes (if any) attributable to the issuance of Warrant Shares upon the exercise of the Warrant by the registered holder hereof; provided, however, that the Issuer shall not be required to pay any tax or taxes which may be payable in respect of any transfer involved in the registration of the Warrant Certificate or any certificates for Warrant Shares in a name other than that of the registered holder of the Warrant Certificate surrendered upon the exercise of a Warrant, and the Issuer shall not be required to issue or deliver the Warrant Certificate or certificates for Warrant Shares unless or until the person or persons requesting the issuance thereof shall have paid to the Issuer the amount of such tax or shall have established to the satisfaction of the Issuer that such tax has been paid.

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

     d. The Issuer covenants and agrees with the registered holder hereof not to consolidate or merge with or into, or transfer or lease all or substantially all its assets to, any person unless, at the option of the registered holder hereof, either:

       (1) on any date prior to the effective date of such consolidation, mer-ger, transfer or lease(the "Redemption Date"),the Issuer shall have redeemed the Warrant represented hereby by paying to such holder, upon surrender of this Warrant Certificate, a price (the Redemption Price"),agreed in good faith by the Board of Directors of the Issuer and such holder, representing (x) the fair market value of the Common Stock that would be issuable upon exercise of the Warrant as of the Redemption Date; (y) In the event the fair market value as determined in (x) above is less than $30.00 a share, the intrinsic time value of the warrant as of the Redemption Date, such intrinsic value when added to the fair market value shall not exceed $30.00 per share and (z) such other factors as the Board of Directors and such holder deem appropriate; provided, however, that in the event of any bona fide dispute between the Issuer and such holder as to the computation of such Redemption Price, such dispute shall be resolved through binding arbitration under the rules of the American Arbitration Associaton, with the arbitration panel consisting of persons familiar with the valuation of derivative securities and such panel being advised, as to such valuation issues, by an investment bank of nationally recognized standing, the costs thereof to be borne by the non-prevailing party; or




      (2)   (a)   such person shall expressly assume in writing all of
                  the  obligations  of the Issuer  under the  Subscription
                  Agreement and hereunder and deliver notice thereof to the registered holder hereof; and

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

13. The Issuer shall serve as warrant agent (the "Warrant Agent") under this Agreement. The Warrant Agent hereunder shall at all times maintain a register (the "Warrant Register") of the holders of Warrants. Upon 30 days' notice to the registered holder hereof, the Issuer may appoint a new Warrant Agent. Such new Warrant Agent shall be a corporation doing business under the laws of the United States or any state thereof, in good standing and having a combined capital and surplus of not less than $50,000,000. The combined capital and surplus of any such new Warrant Agent shall be deemed to be the combined capital and surplus as set forth in the most recent annual report of its condition published by such Warrant Agent prior to its appointment; provided that such reports are published at least annually pursuant to law or to the requirements of a federal or state supervising or examining authority. After acceptance in writing of such appointment by the new Warrant Agent, it shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named herein as the Warrant Agent, without any further assurance, conveyance, act or deed; but if for any reason it shall be reasonably necessary or expedient to execute and deliver any further assurance, conveyance, act or deed, the same shall be done at the expense of the Issuer and shall be legally and validly executed and delivered by the Issuer.

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