Form 10-Q/A
period 1996-09-30
SHAMAN PHARMACEUTICALS INC
filed 1996-12-24
CIK 891933

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


PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements and Notes

                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                             September 30,      December 31,
                                                 1996              1995
                                          -------------------------------------
                                              (Unaudited)          (Note)
ASSETS

Current assets:
   Cash and cash equivalents                 $ 17,853,525      $  9,210,123
   Short-term investments                       2,551,486        17,454,778
   Prepaid expenses and other
   current assets                               1,036,473           858,724
                                             ------------      ------------

Total current assets                           21,441,484        27,523,625

Property and equipment, net                     5,083,591         6,158,056

Other assets                                      128,080           128,080
                                             ------------      ------------
Total assets                                 $ 26,653,155      $ 33,809,761
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

                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                        Three Months Ended             Nine Months Ended
                           September 30,                  September 30,
                    --------------------------    ---------------------------

                        1996          1995           1996          1995
                    ------------  ------------   ------------   -----------

Revenue from
collaborative
agreement             $531,251     $500,001       $1,531,252    $1,710,146

Operating expenses:
  Research and
  development        4,754,440    4,274,153       14,225,376    12,570,304

  General and
  administrative       862,477      890,762        2,634,951     2,759,917
                   -----------  -----------     ------------  ------------

Total operating
expenses             5,616,917    5,164,915       16,860,327    15,330,221
                   -----------  -----------      -----------   -----------

Loss from
operations          (5,085,666)  (4,664,914)     (15,329,075)  (13,620,075)

Other income (expense):

  Interest income      246,159      425,390          833,917     1,303,675
  Interest expense    (145,876)    (132,280)        (471,884)     (418,676)
                    ----------- ------------      -----------  ------------

Net Loss           $(4,985,383) $(4,371,804)    $(14,967,042) $(12,735,076)
                   ============  ============    ============  ============

Net loss
  per share             $(0.37)      $(0.33)          $(1.12)       $(0.97)

                   ============ ============     ============  ============


Shares used in
calculation of
net loss per
share               13,430,000   13,194,000      13,381,000    13,134,000
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


2.   Collaborative Agreement

     In September 1996, the Company entered into a five-year collaborative agreement with Lipha to jointly develop antidiabetic drugs. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha will provide up to $9 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to the average market price of the Company's common stock at the time of purchase. Complete research funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound by September 23, 1998. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10 million per compound for each antidiabetic drug developed and commercialized. Lipha will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

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

     In September 1996, the Company entered into a five-year collaborative agreement with Lipha to jointly develop antidiabetic drugs. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha will provide up to $9 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to the average market price of the Company's common stock at the time of purchase. Complete research funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound by September 23, 1998. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10 million per compound for each antidiabetic drug developed and commercialized. To date, Shaman has identified ten orally active compounds which show preclinical activity as treatments for Type II diabetes. Lipha will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

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

     Research and development expenses were $4.8 million and $4.3 million for the quarters ended September 30, 1996 and 1995, respectively. Increased spending during the current quarter was primarily attributable to costs incurred for the Phase II Provir trial for secretory diarrhea and start-up costs associated with the Virend clinical trial expected to begin early in 1997. For the nine months ended September 30, 1996, research and development expenses were $14.2 million, representing a $1.7 million increase over the same period in 1995. The year-to-date increase is primarily attributable to the Company's additional pre-clinical activities with respect to nikkomycin Z and further development of the compounds identified in its diabetes research effort. Research and development expenses are likely to increase in upcoming quarters as the Company continues research and development activities for various product candidates.

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

     Interest income was $0.25 million and $0.43 million for the quarters ended September 30, 1996 and 1995, respectively, and $0.83 million and $1.3 million for the nine months ended September 30, 1996 and 1995, respectively. Interest income decreased for the periods ended September 30, 1996, compared with the periods ended September 30, 1995, due to lower average cash and investment balances as the Company continues to fund its operations. The increases in interest expense for the three and nine-month periods ending September 30, 1996 over the same periods in 1995 resulted from higher average debt balances in 1996, the impact of which was partially offset by a lower average interest rate on Company debt during 1996.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.       Description

         10.43(a) Amendment to the Joint Research and Product Development Agreement, dated as of December 4, 1996, by and between Ono Pharmacetical Co., Ltd. and Shaman Pharmaceuticals, Inc.

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

              2.3.3 Development and Selection Obligations; Lead Compounds. LIPHA shall have a period of thirty (30) months from the date on which it first selects a Compound as a Lead Compound (the "Evaluation Period") during which it must make further Compound selection determinations. Such determinations shall be made together with the appropriate milestone payments as set forth in
Section 4.2.1. During the Evaluation Period LIPHA may conduct such other preclinical studies as LIPHA reasonably considers necessary to determine whether to pursue such Lead Compound(s) or Chemical Class for development under this Agreement. By selection of a Lead Compound LIPHA shall be deemed to have
selected all other Compounds or analogs   contained  in  the  same  Chemical
Class  as  such  Lead   Compound.  Consequently,  LIPHA may conduct  studies
with respect to the Lead Compound, or analog or derivative within the same Chemical Class as such Lead Compound, but only so long as all payments prescribed in Section 4.2.1 have been made in a timely manner. If LIPHA develops an analog or derivative within the selected Chemical Class which it chooses to develop further and which derivative or analog meets the Selection Criteria, then LIPHA shall promptly so notify Shaman and such notification shall reset the starting point for the thirty (30) month Evaluation Period and for further milestone payments which may be due as set forth in Section 4.2 hereinafter. Any milestone payment previously made during the Evaluation Period for that Chemical Class will be credited against any such payment due with respect to the substituted Lead Compound. All rights to any Chemical Class that is not selected by LIPHA for development or which is abandoned by virtue of LIPHA's failing to make the appropriate milestone payments as set forth in Section 4.2.1, within the relevant Evaluation Period shall revert to Shaman, subject to Sections 2.3.4, 2.3.5 and 2.3.6.

               2.3.4 First Right to Reverted Chemical Classes. If, during the term of this Agreement, a Compound contained within a Chemical Class that has reverted to Shaman pursuant to Section 2.3.3 is the subject of an IND filing or equivalent for the initiation of human clinical trials, Shaman shall promptly inform LIPHA in writing and deliver to LIPHA a summary of the preclinical data generated for such Compound. LIPHA shall thereafter have the option, exercisable for a period of ninety (90) days following the delivery of such information, to designate such Compound as a Lead Compound subject to the terms and conditions of this Agreement, in exchange for the payment to Shaman of a lump sum in cash equal to (i) Two Million Seven Hundred Thousand dollars ($2,700,000) (the aggregate pre-clinical milestones payments that would have otherwise become due and payable under Section 4.2.1 below), plus
(ii) any clinical milestones due pursuant to Section 4.2.3; reduced in each case by any milestone payments already made by LIPHA with respect to the same Chemical Class pursuant to Section 4.2. In the event LIPHA fails to exercise its option within the ninety (90) day period prescribed above, Shaman shall thereafter be free to itself develop Compound(s) within such Chemical Class or license to a third party the rights to commercialize Compound(s) within such Chemical Class in the Territory, subject only to Sections 2.3.5 and 2.3.6 below.

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

               2.3.6 Final Right to Reverted Chemical Classes . With respect to any reverted Chemical Class, if following the expiration of the rights granted in subsections 2.3.4 and 2.3.5 above, Shaman desires to enter into a corporate licensing arrangement and outlicense any Compound, Shaman shall so notify LIPHA in writing and then Shaman will allow LIPHA sixty (60) days after receipt of such written notice to negotiate in good faith a license to such Compound with Shaman. If during such sixty (60) day period, the Parties have failed to reach full agreement on the license terms for such agreement, Shaman shall be free to conclude an agreement with a third party for such Compound on terms not materially more favorable, as a whole, to such third party, than those refused by LIPHA.

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

           3.2  Development Plan.

               3.2.1 Within eighteen (18) months from the date a Lead Compound is first selected, LIPHA shall establish and present to Shaman for its review and comment a development plan including budgeting information for each Lead Compound with respect to the preclinical and clinical development and regulatory approval of such Lead Compound for use in the Field (the "Development Plan"). Depending on the state of development of the Lead Compound, the Development Plan shall describe fully the proposed program of development for each Lead Compound, including pre-clinical testing, formulation, process development, manufacture of pilot and clinical trial lots, clinical studies and regulatory plans and other key elements of obtaining Regulatory Approval in the Territory. LIPHA shall update the Development Plan annually, and oversee its implementation.

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

      4    PAYMENT.

           4.1  Research Funding.

               4.1.1 Stock Purchases. On the Effective Date, LIPHA will make an up-front Research payment to Shaman of $1,500,000 in shares of Shaman's Common Stock (at a 20% premium to the volume weighted twenty (20) trading day average closing price of such shares prior to the purchase date, the "Twenty-day
Average Price"). In addition, for years one through five of this Agreement, LIPHA shall pay to Shaman each year one-half of that year's total research payment in the form of an equity purchase. Consequently, on the Effective Date, LIPHA shall pay to Shaman a second $1,500,000 in the form of a purchase by LIPHA from Shaman of shares of Shaman's Common Stock (at a 20% premium to the Twenty-day Average Price prior to the purchase date). On the first and second anniversary of the Effective Date, LIPHA shall make further stock purchases of $1,500,000 each at a 20% premium to the Twenty-day Average Price preceding such first and second anniversary dates. On the third and fourth anniversary dates LIPHA shall make further stock purchases of $2,250,000 each at a 20% premium to the Twenty-day Average Price preceding such third and fourth anniversary dates. All such stock purchases shall be made on the terms and subject to the conditions of a Stock Purchase Agreement of even date herewith between Shaman and LIPHA, in the form attached hereto as Exhibit B (the "Stock Purchase Agreement").

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

               4.2.1 Pre-clinical Milestones. For each Chemical Class containing a Compound or Compounds:

      PRE-CLINICAL MILESTONE                                       PAYMENT

 .1   12 months after  selection of such  Chemical  Class*          $0.8 million
 .2   24 months after  selection of such  Chemical  Class*          $0.9 million
 .3   30 months after  selection of such  Chemical  Class*          $1.0 million


           In the event that LIPHA shall, pursuant to applicable law and regulation, administer any Lead Compound to a human in the course of its preclinical studies, then all Pre-clinical Milestones shall be paid in full immediately.

               4.2.2 Supply of Compound during Pre-clinical Period. Shaman shall supply LIPHA with the following quantities of a Compound or Compounds within a Chemical Class during the Evaluation Period with respect to such Chemical Class:
(i) 2.5 grams upon selection of a Lead Compound; (ii) at least 30 grams within the first twelve months (which shall be supplied (A) as rapidly as possible and (B) at a rate which at least equals 10 grams for each four month period and if not supplied at such rate, the 12 month period shall be correspondingly extended as described below in this Section and (iii) at least another 250 grams provided ratably over months 13-30. In the case of (ii) and (iii) in the foregoing sentence, Shaman shall use its commercially reasonable efforts to provide such additional quantities of each Compound as requested by LIPHA as soon as Shaman is able and all quantities of material supplied after the initial 32.5 grams shall be supplied at Shaman's direct cost for such materials, the initial 32.5 grams being supplied as part of the research payments made by LIPHA, and without further charge to LIPHA. For synthetic Compounds, Shaman will supply only the first 32.5 grams. In the event that LIPHA requests and Shaman is unable to supply sufficient quantities of such Compound or raw plant material for extraction thereof during such periods or LIPHA is unable despite good faith efforts to synthesize the specified quantities of Compound, then the applicable milestone time lines under paragraph 4.2.1 above shall be extended on a month-by-month basis during any period such supply requirements cannot be met,



 ----------
* Payment will be due in each case only if LIPHA is then still pursuing the development of a Compound within the same Chemical Class a that first presented. Failure to make such payment shall be deemed a decision by LIPHA not to pursue such Chemical Class further and all rights therein shall revert to Shaman subject only to the reversion rights set forth in Sections 2.3.4, 2.3.5 and 2.3.6.

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

                                   Address: 213 East Grand Avenue
                                   South San Francisco, CA 94080
                                   U.S.A.
                                   Telefax: (415) 873-8367


                          LIPHA, LYONNAISE INDUSTRIELLE
                               PHARMACEUTIQUE s.a.



                              By: /s/ Jean-Noel Treilles
                                   Jean-Noel Treilles, Chairman and Chief
                                   Executive Officer

                                   Address:  34 rue Saint-Romain
                                   F-69379 Lyon, cedex 08
                                   France
                                   Telefax:  33/78 75 39 05 or
                                   after 10/18/96: 33/04 78 75 39 05

                                 EXHIBIT 10.43(a)


                                AMENDMENT TO THE
                JOINT RESEARCH AND PRODUCT DEVELOPMENT AGREEMENT


                  THIS AMENDMENT TO THE JOINT RESEARCH AND PRODUCT DEVELOPMENT AGREEMENT (the "Amendment") is made as of this 4th day of December, 1996 by and between Shaman Pharmaceuticals, Inc., a corporation organized and existing pursuant to the laws of the state of Delaware with its principal office at 213 East Grand Avenue, South San Francisco, California, United States of America ("Shaman") and Ono Pharmaceutical Co., Ltd., a corporation organized and existing pursuant to the laws of Japan with its principal office at 1-5 Doshomachi 2-chome, Chuo-ku, Osaka 541, Japan ("Ono"). All capitalized terms not otherwise defined herein shall have the same meaning given to them in the Agreement (as defined below).

                                    RECITALS

     WHEREAS, Shaman and Ono entered into a Joint Research and Product Development Agreement dated May 24, 1995 (the "Agreement"), pursuant to which the parties agreed to collaborate in the development and commercialization of therapeutic products for the treatment of diabetes;

     WHEREAS, Shaman and Ono desire to amend the Agreement as set forth below;

     NOW, THEREFORE, in consideration of the promises and of the mutual agreements, provisions and covenants herein contained, the parties, intending to be legally bound, agree as follows:


     1. Section 2.3(b) is hereby amended to read as follows:

     Presentation of Initial Compounds. Within thirty (30) days after the Effective Date, which date shall also be the first meeting of the Research and Development Steering Committee, Shaman shall deliver to Ono its Technical Information on at least the initial three Compounds (the "Initial Compounds") together with 250 mgs of purified Compound for Ono evaluation. Additionally, when so requested by Ono, Shaman shall deliver approximately 250 mgs of any other Compound to Ono for testing. Should Ono request quantities above 250 mgs of Compound, Shaman shall, in good faith, attempt to supply such additional quantities of such Compound as are then available. If sufficient supplies of such Compound are not available, Shaman shall use its commercially reasonable efforts to supply requested quantities of the Compound to Ono at its cost therefor.

     2. Sections 2.4(a), (b), (c), (d) and (e) are deleted from the Agreement in their entirety. Section 2.4 shall be revised to read as follows:

     (a) Pre-clinical Work. Upon making the payment required under Section 4.3(a), Ono shall have the right to conduct any and all pre-clinical biological work (including any chemical modifications) on any Compounds which have already been delivered or will be delivered during the Research Period.

     (b) Human Clinical  Studies.  Upon making the payment required either under
Section 4.3(b), 4.3(c) or 4.3(d), as the case may be, Ono shall have the right to initiate any regulatory filing for human clinical studies of any Compounds, in the event Ono considers any Compounds worthwhile to proceed to human clinical studies based on results of pre-clinical work conducted under Section 2.4(a) above.

     (c) Visiting Scientist. During the Research Period, Ono shall accept at its research facilities a single Shaman scientist who shall be mutually agreeable to the Parties for a period to be agreed upon by both Parties. Shaman shall be responsible for all expenses relating to visas, transportation, lodging, salaries and benefits of such Shaman scientist and Ono shall be responsible for expenses, including laboratory space, office space, instruments, equipment and materials, necessary to allow such Shaman scientist to engage in Compound research on Ono's premises. The Shaman scientist shall, to the extent possible, be treated as part of Ono's research team for the Collaborative Project and shall be required to execute all confidentiality and proprietary inventions agreements as are used from time to time by Ono.

     3. Section 4.3 is hereby amended in its entirety to read as follows:

     4.3 Payment for Compounds. In consideration of the right to test any and all Compounds, the Parties agree to the following:

     (a) Ono shall Pay Shaman $1,000,000 upon the execution of this Amendment. In consideration for such payment, Ono shall have the right to conduct any pre-clinical biological work (including any chemical or biological work or chemical modifications) on any Compound delivered to it by Shaman during the Research Period.

     (b) Any Compound which is tested by Ono and which itself or any chemical modification of such Compound meets the Selection Criteria, shall be referred to as a "Developable Compound." In the event that Ono desires to initiate any regulatory filing for human clinical studies with respect to any Compound selected by it as a Developable Compound from among the Compounds delivered to it by Shaman during the Research Period, Ono shall promptly pay $2,000,000 to Shaman for the first such Compound.

     (c) In the event that Ono desires to initiate any regulatory filing for human clinical studies with respect to any other Developable Compound during the

Research Period, Ono shall pay $3,000,000 to Shaman for each such additional Developable Compound for which a regulatory filing has been initiated.

     (d) If, at the expiration of the Research Period:

          (1) The Research Period (and Ono's funding of $2,000,000 per annum thereunder) is not extended, then (i) Ono shall pay Shaman $1,000,000 for the right to conduct any pre-clinical biological work (including any and all chemical or biological work or chemical modifications) on each Compound in which it has an interest (the previously paid $1,000,000 payment by Ono shall be credited toward the selection payment due with respect to the first such Compound), provided that the timing of each such $1,000,000 payment may be delayed until not later than 18 months from the time Shaman first presented such Compound to Ono; and (ii) if Ono initiates any regulatory filings for human clinical studies with respect to any such Compound, then Ono shall pay Shaman $2,000,000 per Compound plus all further milestone payments due with respect to such Compound under the Agreement.

          (2) The Research Period (and Ono's funding of $2,000,000 per annum thereunder) is extended, the payment obligations described above in (a),
     (b) and (c) shall not change.

     4. Execution in Counterparts. This Amendment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     5. Governing Law. This Amendment shall be governed by and
construed in accordance with the laws of the State of California, United States of America, as applied to agreements among California residents entered into and to be performed entirely within California. Ono hereby submits to the non-exclusive personal jurisdiction and to service and venue in any U.S. state or federal court located in the State of California in connection with any claim arising hereunder or in connection herewith.

     6. Headings. Section headings in this Amendment are included herein for the convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                  IN WITNESS WHEREOF, Shaman and Ono have caused this Amendment to be executed as of the date first written above.


                                      SHAMAN PHARMACEUTICALS, INC.



                                      By: /s/ Lisa A. Conte
                                          Name:  Lisa A. Conte
                                          Title: President and CEO


                                      ONO PHARMACEUTICAL CO., LTD.



                                      By: /s/ Kimiichiro Matsumoto
                                          Name:  Kimiichiro Matsumoto
                                          Title: Managing Director
                                                 Research & Development
                                                 Headquarters