Form 10-Q/A
period 1996-09-30
SHAMAN PHARMACEUTICALS INC
filed 1997-01-13
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

                               INDEX FOR FORM 10-Q/A

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

Dated:  January 13, 1997


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

SP-134101          *           *          *           *          *          *
================================================================================
                                                               FILED,
SP-49701           *           *          *           *      PUBLISHED      *
================================================================================

SP-910255          *           *          *           *          *          *
================================================================================

SP-910235          *           *          *           *          *          *
================================================================================

SP-4003            *           *          *           *          *          *
================================================================================

SP-18904           *           *          *           *          *          *
================================================================================

SP-67004           *           *          *           *        FILED       *
================================================================================

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