Form 10-K
period 1996-12-31
SHAMAN PHARMACEUTICALS INC
filed 1997-03-12
CIK 891933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSTION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ____________

                           Commission File No. 0-19731

                          Shaman Pharmaceuticals, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                94-3095806
--------------------------------------------------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation of organization)

     213 East Grand Avenue, South San Francisco, California             94080
--------------------------------------------------------------------------------
     (Address of principal executive offices)                        (ZIP Code)

Registrant's telephone number, including area code:   415-952-7070

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:    NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on the Nasdaq National Market on February 10, 1997 was $76,598,295.

The number of shares of the Registrant's Common Stock outstanding was 15,921,417 as of February 10, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report.

------
         *Excludes 601,758 shares of the Registrant's Common Stock held by executive officers, directors and affiliated parties at February 10, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                     PART I

ITEM 1.  BUSINESS

         In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties which are described more fully in "Item 1 - Risk Factors." While this outlook represents our current judgment on the future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the success of Shaman Pharmaceuticals, Inc. Actual results may differ materially from any future performance suggested in this report.

THE COMPANY

         Shaman is a leader in the identification and development of novel pharmaceutical products for the treatment of human diseases through the isolation and optimization of active compounds found in tropical plants. The Company believes that by focusing on drugs extracted from plants with a long history of medicinal use, its drug discovery efforts will be quicker and more likely to lead to safe and effective pharmaceuticals. Shaman has human clinical trials under way for its three lead product candidates: Provir, Virend and nikkomycin Z. Shaman has completed Phase II trials showing preliminary efficacy for Provir for the treatment of watery diarrhea and Virend for the treatment of recurrent genital herpes. An additional dose-optimizing Phase II trial for Provir and an additional trial using Virend in combination with oral acyclovir, commenced in the first quarter of 1997. Provir is an oral drug which acts as a specific inhibitor of fluid loss via an antisecretory mechanism, and Virend is a topical agent which acts by an antiviral mechanism of action; both products incorporate the same active drug substance, SP-303. In addition, nikkomycin Z, an orally-active, in-licensed product for the treatment of endemic mycoses and other systemic fungal infections, is currently in Phase I trials in the U.K. and the Company expects to file an IND in the United States with respect thereto in 1997. Shaman's research and preclinical development is principally focused on the identification and optimization of compounds to treat Type II (adult onset or non-insulin dependent) diabetes, an effort that has led to the identification of 13 chemically distinct, orally-active compounds which have demonstrated glucose lowering effects in preclinical testing. Significant funding, as well as milestone payments for this program, are provided through collaborations with Lipha, Lyonnaise Industrielle Pharmaceutique s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and Ono Pharmaceutical Co., Ltd. ("Ono").

         Watery diarrhea is usually caused by an insult to the small intestine (as a consequence of bacterial or viral infection) which results in fluid accumulation in the small intestine, leading to dehydration and sometimes fatal diarrhea. According to the International Marketing Service ("IMS"), worldwide, 26 million prescriptions are written annually for the treatment of watery diarrhea. Moreover, approximately 67 million over-the-counter units are sold annually worldwide. Current treatment for watery diarrhea includes antibiotics, which can result in the creation or propagation of antibiotic-resistant strains of bacteria, or antimotility agents, which inhibit the natural muscular contractions of the intestinal tract, allowing the invading agent to remain in the intestine for a prolonged period. No current primary treatment for infectious diarrhea addresses dehydration or can reverse water accumulation. Based on preclinical mechanistic studies, Provir appears to treat watery diarrhea by inhibiting chloride ion secretion and thus preventing the electrolyte imbalance that causes excess water accumulation into the lumen of the small intestine resulting in diarrhea.

         Genital herpes, for which there is currently no cure, is caused by the herpes simplex virus which infects the ganglions of the nerve cells and results in painful lesions that can last for 4 to 15 days. After an initial outbreak of lesions, the virus typically remains dormant but may resurface when the immune system becomes stressed or compromised. Genital herpes afflicts over 30 million people in the United States alone, with up to 500,000 new cases diagnosed each year. Current treatment for recurrent genital herpes consists of nucleoside analogs, including oral formulations of acyclovir and famciclovir which generally provide effective treatment of herpes lesions by interfering with viral replication. Virend reduces the duration of herpes lesion outbreaks by preventing the herpesvirus from crossing the cell membrane and becoming absorbed into healthy tissue.

         Endemic mycoses are caused by coccidiomycosis (valley fever), histoplasmosis and blastomycosis ("cocci," "histo" and "blasto") found in the soil of certain regions of the United States. When the soil is disturbed (such as during crop planting or harvesting), the fungi become airborne and may be inhaled into the lungs. Once infected, otherwise healthy individuals will experience mild flu-like symptoms but may never be diagnosed with the disease. In more severe cases, the fungus spreads systemically and results in disseminated fungal infections. Currently, two classes of drugs are commonly prescribed for the treatment of endemic mycoses: azoles, which are fungistatic (inhibit the growth of the fungus, but do not kill it) and polyenes (including amphotericin B), which are fungicidal (kill the fungus), but often cannot be tolerated in high enough doses to kill the fungi. Nikkomycin Z treats endemic mycoses by interfering with the synthesis of chitin, a key element of the cell wall of these fungi, which ultimately destroys the fungi. Based on synergistic activity with azoles, in 1997 the Company plans to supply nikkomycin Z to Pfizer Corporation ("Pfizer") to conduct a combination nikkomycin Z plus fluconazole human clinical study in azole-resistant esophageal candidiasis patients.

         Type II diabetes is a chronic disease in which the tissues of the body are resistant to the actions of insulin and the pancreas cannot secrete enough insulin to overcome this resistance. This disease is the result of multiple causes, many of which are undefined at the molecular level. In the U.S.
alone, approximately 625,000 new cases of Type II diabetes are diagnosed each year, and it is estimated that there will be over 18 million cases by the year 2002 (over five percent of the population). To date, the Company has identified 13 proprietary, orally-active, chemically distinct compounds to be evaluated for the treatment of Type II diabetes.

BACKGROUND

         Shaman builds on the knowledge and expertise of ethnobotanist and physician teams who work with traditional healers to identify effective treatments for the therapeutic areas targeted by the Company. These teams gather comparative data on traditional medicinal uses of plants from geographically diverse tropical areas and prioritize plant drug candidates based on common use among cultures, as well as a number of other factors. These factors include a cross-check of field-derived information against the results of literature searches as to chemical constituents, previously discovered biological activity and other reported medicinal uses. Shaman isolates and identifies the active compounds from plant extracts by testing for activity in whole animal models at each step of its purification process. The Company's natural product chemists use chromatography, spectroscopy, nuclear magnetic resonance ("NMR") and other proven technologies to identify and isolate compounds and structures. Because these compounds reflect the previously untapped plant diversity of the rain forests they have, to date, also exhibited significant diversity of chemical structure. In addition, the Company's whole animal screening approach provides the opportunity to discover novel methods of treatment for diseases in which the underlying mechanism of action of a disease is not well understood.

THE SHAMAN STRATEGY

         Shaman's strategy is to employ a drug discovery process focused on diseases which:

         - appear to be the result of multiple and, in many cases, unknown causes and therefore may not be amenable to a targeted in vitro drug discovery process;

         - occur in the rain forests and are readily recognized and treated by traditional healers (e.g., foot ulcers, sweet urine, poor eyesight and fungal infections are often predictive of Type II diabetes); and

         - allow the plant extract treatment to be confirmed in a whole animal model and then purified to isolate the active compound.

         Shaman believes this drug discovery process provides it with the opportunity to:

         - identify novel methods of treating diseases with therapeutic relevance;

         - discover new chemical entities or new classes of compounds to treat disease; and

         -        provide early confirmation of efficacy and safety.

         Shaman intends to commercialize its products through out-licensing when safety and efficacy have been demonstrated in humans. Shaman will out-license broad applications worldwide while retaining the opportunity to directly access markets through niche applications and/or co-promotion.

CLINICAL AND RESEARCH PROGRAMS

         Shaman has established and is continuing to build a portfolio of product candidates. The table below describes the major therapeutic areas in which the Company is conducting its product development and research:

PRODUCT                         INDICATION                   STATUS                                         COMMERCIAL RIGHTS
-------                         ----------                   ------                                         -----------------
Provir                          Watery diarrhea              Initial Phase II efficacy study completed;     Shaman
                                                                Phase II dosing trial commenced in Q1
                                                                1997
Provir                          AIDS diarrhea                Phase II (studying preliminary                 Shaman
                                                                efficacy) will commence in Q1 1997
Provir                          Pediatric diarrhea           Formulation Development                        Shaman
Virend                          Genital herpes               Initial Phase II completed;                    Shaman
                                                                combination study commenced in Q1
                                                                1997
Nikkomycin Z                    Endemic mycoses              Phase I under U.K. law; IND to be              Shaman
                                                                filed in the United States
Nikkomycin Z and azoles         Azole-resistant Candida      Initiation pending completion of               Shaman
                                                                Phase I above (1)
Oral  antihyperglycemic         Diabetes                     Preclinical                                    Ono (Japan, Taiwan,
   compounds (in development)                                                                               South Korea) Lipha/Merck
                                                                                                            and Shaman
                                                                                                              (co-promotion and
                                                                                                              equal profit sharing
                                                                                                              on U.S. sales)
                                                                                                            Shaman receives
                                                                                                              royalties on sales
                                                                                                              outside the United
                                                                                                              States

(1) Initiation of this combination clinical trial is dependent upon the successful completion of the Phase I study of nikkomycin Z.

         The Shaman-patented compound, SP-303, is the active ingredient in both Provir and Virend. SP-303 is extracted from the latex of the Croton tree, which grows abundantly in Latin America. This latex is used by many native cultures throughout Latin America for a variety of medicinal purposes, including respiratory infections and gastrointestinal problems. It is also used topically for wound healing. Shaman's initial drug development efforts for SP-303 were focused on respiratory syncytial virus ("RSV") while it explored other traditional uses of the latex. In Phase II trials, the Company determined that Provir was not effective for the treatment of RSV because it was not systemically absorbed. Shaman's continuing exploration of other traditional uses of the latex from the Croton tree resulted in both Virend, the Company's topical product in Phase II clinical testing for genital herpes, and in Provir, a patent-pending reformulation of SP-303 in Phase II testing for the treatment of watery diarrhea (which benefits from the nonabsorptive characteristics of the drug).

Provir

         Watery diarrhea is often caused by infectious agents such as V. cholerae and E. coli. These agents secrete toxins which adhere to the intestinal wall and cause increased secretion of chloride ions from intestinal cells, resulting in fluid accumulation in the small intestine. This in turn leads to severe and, in some cases, life-threatening diarrhea. According to the IMS, over 26 million prescriptions are written annually for watery diarrhea. Moreover, approximately 67 million over-the-counter product units are sold worldwide.

         Current primary treatments for watery diarrhea do not address the dehydration or fluid accumulation caused by the illness. Watery diarrhea is typically treated with one of two treatment regimens: antibiotics or antimotility agents. Antibiotics kill the bacteria, while antimotility agents reduce diarrhea frequency by inhibiting peristaltic action (natural muscular contraction of the intestinal tract). For mild to moderate cases of watery diarrhea, the use of antibiotics is discouraged by the World Health Organization and the Centers for Disease Control ("CDC"). The CDC continues to report their concern on worldwide safety issues relating to adverse side effects and issues related to emerging resistance by bacteria to antibiotics. Furthermore, antibiotics reduce the body's ability to build natural immunities to disease and increase the likelihood of reinfection.

         While antimotility agents are effective in reducing the severity of watery diarrhea, they often cause severe constipation. In addition, because of reduced motility in the intestine, the bacteria are often not eliminated and remain in the gut. When the treatment is stopped, the patient often experiences rebound diarrhea. Moreover, these agents are not recommended in children and the elderly because of the risk of prolonging the illness.

         Provir has demonstrated safety in Phase I trials and preliminary evidence of efficacy for the treatment of watery diarrhea in a Phase II trial. In vitro and in vivo preclinical studies indicate that Provir treats watery diarrhea by inhibiting the secretion of chloride ions from intestinal cells, specifically countering the mechanism causing diarrhea. Based on its mechanism of action and results of initial clinical testing, the Company believes that Provir does not affect the normal motility of the intestine and that its nonabsorption from the intestine contributes to its safety and specificity of site of action.

                [Diagram illustrating Provir mechanism of action]

         The Company has conducted Phase I clinical trials for Provir in more than 150 adults, children and infants as young as three months of age, in both single and multiple doses. These trials demonstrated that Provir is safe and can be easily tolerated in doses up to two grams per day for two days. The results also indicated no significant adverse effects of the drug. In November 1996, the Company completed a Phase II trial in 75 patients to determine the efficacy of Provir in the treatment of traveler's and non-specific diarrheas. This open-label Phase II study was conducted by Dr. Herbert DuPont, a world recognized expert in travel medicine, of the University of Texas at Houston and Baylor College of Medicine. It included American subjects traveling to Mexico as well as native Mexicans suffering from diarrhea of unknown cause.

         Eighty-nine percent of the 75 patients treated with Provir responded favorably (returned to normal bowel function) after 48 hours of treatment, with over 60% of those patients returning to normal after just 24 hours.

Moreover, of the 71 patients available for follow up, none of the patients experienced worsening of the diarrhea illness once resolution of the disease began. In addition, no significant adverse reactions were reported. Of 25 patients with traveler's diarrhea receiving one or two grams of Provir per day, effectiveness (measured as a combination of stool frequency, stool consistency and gastrointestinal symptoms) was demonstrated in 72% of patients over the course of the study. Within this patient group, the mean time to last unformed stool, the most significant indicator of therapeutic effect, was 58% less than historical controls would indicate. Traveler's diarrhea left untreated usually lasts five to seven days. The patients experiencing non-specific diarrhea of unknown etiology received either a one or two gram dose per day for two days. In the group of 15 patients receiving the one gram dose, all patients responded to therapy, and 87% returned to normal stool frequency after 24 hours of treatment. In the group of 35 patients receiving the two gram dose, 34 patients responded to therapy, and 80% returned to normal stool frequency after 24 hours of treatment. The mean time to last unformed stool was reduced by 50% in the one gram dose group and 32% in the two gram dose group compared to the historical control in a cure study. Non-specific diarrhea usually lasts three to four days.

         In February 1997, Shaman initiated double-blind, randomized, placebo controlled Phase IIb studies of Provir and will attempt to determine the optimal effective dose level of Provir for the treatment of watery diarrhea. In addition, Shaman plans to initiate a Phase II study in the first quarter of 1997 to test Provir as a treatment for diarrhea in patients with AIDS.

         Thirty to sixty percent of patients with AIDS in North America and Europe suffer from diarrhea and 90% of patients with AIDS suffer from diarrhea in developing countries. Diarrhea is a significant factor contributing to malnutrition and mortality in AIDS patients, even when such patients are treated with protease inhibitors. Many of these patients do not respond to standard therapy for the treatment of their diarrheal symptoms and, therefore, an effective alternative treatment could prove beneficial to this patient population.

         According to the Journal of Pediatrics, in the United States alone, between 21 and 37 million episodes of diarrhea occur annually in children under five years of age. In addition, there are over one billion episodes of pediatric diarrhea worldwide annually and four million deaths per year among children less than five years old in developing countries. Current recommended therapies for pediatric diarrhea are designed to replace water and electrolytes. Antimotility agents are contraindicated in children less than two years of age and not recommended for treatment of diarrhea in children of any age. In the vast majority of diarrheal illnesses in the United States, particularly those in children, the use of antimicrobials is not indicated. Shaman is currently engaged in formulation development of Provir as a potential treatment for pediatric diarrhea.

         Shaman has initiated discussions with potential corporate partners for the development and commercialization of Provir for the traveler's and non-specific diarrhea indications. As part of setting its overall strategy for commercialization of Provir, the Company intends to assess the market opportunities for additional indications such as diarrhea in patients with AIDS and pediatric diarrhea.

Virend

         Genital herpes is caused by herpes simplex virus which affects nerve cell ganglia and results in painful lesions that typically last from 4 to 15 days. According to the CDC, genital herpes afflicts approximately 30 million people in the United States with up to 500,000 new cases diagnosed each year. Immunocompromised patients, such as patients with AIDS, or those undergoing chemotherapy or transplantation, generally experience more severe herpes lesions and outbreaks of greater duration than immunocompetent patients.

         Current treatment for recurrent genital herpes consists of nucleoside analogs, including oral formulations of acyclovir and famciclovir that generally provide effective treatment of herpes lesions by interfering with viral replication. In 1994, worldwide sales of the oral formulation of acyclovir were $836 million. While acyclovir accounts for the majority of sales for the treatment of genital herpes, other oral nucleoside analogs with mechanisms of action similar to that of acyclovir have recently been approved for the treatment of genital herpes.

         Virend, a topical agent, has demonstrated preliminary evidence of safety and efficacy against genital herpes in clinical studies in patients with AIDS. It is a topical agent that inhibits attachment of herpes simplex virus to healthy cells, thus reducing the time to complete lesion healing. Because Virend's antiviral mechanism of action differs from that of acyclovir, this drug was initially tested in patients resistant to acyclovir treatment.

              [Diagram illustrating Virend mechanism of action]

         In September 1995, the Company completed a randomized double-blind, placebo-controlled Phase II study involving 45 patients with AIDS. Complete healing of lesions was achieved in 38% (9 of 24) of patients receiving Virend versus 14% (3 of 21) of patients in the placebo-controlled group (p=0.077). In addition, the study results indicate that Virend may be effective in reducing the spread of herpesvirus. Of the Virend treated group, 50% tested culture negative for herpesvirus at the end of the treatment period versus 19% of the placebo treated group (p=0.06). Although not statistically significant, the Company believes that these results indicate that Virend may be efficacious in healing herpes lesions. Although the Company originally intended to conduct a Phase III study with Virend alone in 1996, in the course of corporate partnering discussions, the Company concluded that a study of Virend in combination with oral acyclovir would create greater value in out-licensing the product. In the first quarter of 1997, the Company initiated a study to determine treatment outcome of combination therapy, Virend plus oral acyclovir, compared with a placebo gel and oral acyclovir. The study is a U.S. multicenter, randomized double-blind, placebo-controlled trial to treat recurrent genital herpes in patients with AIDS. Shaman believes that, because of the differing mechanisms of action, a combination trial that tests Virend plus acyclovir in patients with AIDS could result in more effective treatment of herpes lesion outbreaks. Shaman intends to seek a corporate partner to enable testing of Virend in the broader immunocompetent patient population.

Nikkomycin Z

         Endemic mycoses are systemic fungal infections concentrated in the southwest, central and northeast regions of the United States. There are three basic forms of endemic mycoses: coccidiomycosis (valley fever), histoplasmosis and blastomycosis ("cocci," "histo" and "blasto"). It is estimated that approximately 240,000 persons per year in the United States show clinical symptoms of endemic mycoses. The Company believes that the annual market for treatment of endemic mycoses in the United States is approximately $150 million.

         Currently, two classes of drugs are commonly prescribed for the treatment for endemic mycoses: azoles, which are fungistatic (inhibit the growth of the fungus, but do not kill it) and polyenes (including amphotericin B), which are fungicidal (kill the fungus), but often cannot be tolerated in high enough doses to kill the fungi.

         Nikkomycin Z was licensed in 1995 from Bayer AG. See "Business-Collaborative Relationships and Licenses." Nikkomycin Z is an orally-administered product designed for the treatment of endemic mycoses. Nikkomycin Z is novel in its mechanism of action against endemic mycoses. Preclinical studies of nikkomycin Z indicate that it is fungicidal and could prove superior to current treatments. By inhibiting chitin synthetase, which is found in the cell walls of most fungi, but not in mammalian cells, nikkomycin Z inhibits cell wall synthesis, ultimately causing fungal cells to expand and burst. The lack of chitin in mammalian cells should prevent similar damage to normal cells in tissues affected by these fungal infections.

                     [Diagram illustrating a Fungal Cell]

         Candidiasis is a fungal infection that can result in serious systemic disease. Approximately 265,000 patients worldwide are treated annually for systemic candidiasis. Nikkomycin Z has also been shown to be capable of interacting in a synergistic fashion with a number of known antifungal compounds, including fluconazole (Diflucan) and itraconazole (Sporonox), the two largest selling antifungals in the world. Based on this synergistic activity, the Company plans to supply nikkomycin Z to Pfizer Corporation for a combination study that tests nikkomycin Z in combination with fluconazole in treating azole-resistant esophageal candidiasis. The estimated annual total market of antifungal agent sales for systemic fungal infections is approximately $2.0 billion.

         Shaman initiated Phase I human clinical trials in the U.K. in December 1996. Following this Phase I safety trial under U.K. law, the Company plans to submit an IND and conduct multidose Phase I and Phase II studies in the United States in patients suffering from endemic mycoses.

DRUG DISCOVERY RESEARCH

Diabetes

         Type II diabetes is a chronic disease in which the tissues of the body are resistant to the actions of insulin (a hormone produced by the pancreas), and the pancreas cannot secrete enough insulin to overcome this resistance. When this happens, the ability of insulin to carry out its normal action on the liver, muscle and adipose tissues is lost and the consequence is an abnormal increase in circulating blood glucose. Because the function of insulin is different in each of these tissues, there are many potential therapeutic targets for the treatment of Type II diabetes.

         Shaman is focused on the development of oral antihyperglycemic (blood glucose lowering) agents for the treatment of Type II diabetes. The program involves in vivo screening of plants by oral administration in animal models, followed by the fractionation of active extracts, the isolation and identification of active compounds, and the capability to profile and prioritize promising candidates for clinical development. In just over 24 months of this program, the Company has identified 13 orally-active compounds for which, to date, 11 original U.S. patent applications and a number of international patent applications have been filed. These compounds represent new classes and, potentially, new methods for treating Type II diabetes.

         The Company currently plans to file its first IND for diabetes in 1997. Significant funding, as well as milestone payments for this program, are provided through collaborations with Lipha/Merck and Ono. See
"Business-Collaborative Relationships and License Agreements."

COLLABORATIVE RELATIONSHIPS AND LICENSE AGREEMENTS

         In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to develop jointly Shaman's antihyperglycemic drugs. In exchange for development and marketing rights in all countries except Japan, South Korea and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's Common Stock at the time of purchase. Of the $4.5 million received on signing the agreement, $1.5 million was an up-front research payment and $3.0 million was an equity investment. Complete research funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound by September 23, 1998. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. To date, Shaman has identified 13 proprietary, orally-active compounds which show preclinical activity as treatments for Type II diabetes. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

         In May 1995, the Company entered into a collaborative agreement with Ono providing for, among other things, three years of funding for the research and development of compounds for the treatment of Type II diabetes.

Under the terms of the agreement, Shaman will screen 100 diabetes-specific plants per year in vivo, isolate and identify active compounds, and participate in any medicinal chemistry modification. In turn, Ono will provide Shaman with access to Ono's preclinical and clinical development capabilities through proprietary in vitro assays and medicinal chemistry efforts. Ono's development and commercialization rights are for the countries of Japan, South Korea and Taiwan. Under the terms of the Agreement, Ono will provide $7.0 million in collaborative research funding and will pay preclinical and clinical milestone payments of $4.0 million per compound for each antidiabetic drug that is commercialized. Of the $3.0 million received on signing the agreement, $1.0 million was an up-front research payment. Shaman received an additional $1.0 million payment (beyond the $7.0 million commitment) in December 1996 for enhanced access rights to these compounds.

         In June 1995, the Company licensed several patents from Bayer AG relating to the use of nikkomycin Z and the composition and use of nikkomycin Z in combination with other antifungal compounds for the development of antifungal agents. Under the terms of the agreement, the Company has paid Bayer AG an initial milestone payment and may be required, upon the occurrence of certain events, to make additional milestone payments and to pay royalties on any commercialized products derived from the agreement.

         Under the terms of an agreement signed in September 1991, the Company has granted non-exclusive co-marketing rights to sell SP-303 products in Italy to Synthelabo, a French company. Under the agreement, Synthelabo is obligated to pay Shaman royalties on SP-303 product sales, including Provir and Virend.

         In February 1990, the Company entered into a license agreement with Dr. Michael Tempesta. There currently exists a dispute with Dr. Tempesta over the scope and coverage, if any, of the license. The maximum royalty claimed by Dr. Tempesta is two percent on net sales of a certain antiviral agent. A demand for arbitration was filed by the Company to address a claim made by Dr. Tempesta that the royalty will be payable with respect to either or both of Provir and Virend. See "Legal Proceedings."

         As the Company continues its product development and commercialization, it intends to enter into additional corporate alliances which may include licenses and/or marketing rights to selected products and markets.

MANUFACTURING

         Shaman intends to conduct both pilot-scale and commercial manufacturing of its future products either in-house, with collaborative partners, or through contract manufacturing facilities. The Company has created an in-house facility which operates under Good Manufacturing Practices ("GMP") and has conducted pilot-scale manufacturing of SP-303. The Company has a sufficient quantity of raw material for SP-303 and SP-303 manufacturing capacity to complete currently planned clinical trials. In addition, Shaman also expects to establish a second source manufacturing facility to produce clinical and early commercial lots in 1997.

         In September 1991, the Company entered into a long-term manufacturing agreement with Indena SpA ("Indena"). If Indena achieves certain price targets, then Shaman has agreed to purchase at least 40% of its commercial requirements of SP-303 bulk drug from Indena for five years after Shaman receives NDA approvals from the FDA for Provir and Virend.

         In January 1996, the Company entered into an agreement with Abbott Laboratories ("Abbott") for the development of a manufacturing process for the production of nikkomycin Z. Abbott has developed processes and initiated the manufacture of nikkomycin Z in compliance with GMP guidelines for the Company's clinical trial programs.

MARKETING

          At the present time, Shaman has no marketing or sales staff. The Company's general strategy is to develop corporate alliances with large pharmaceutical companies for some of its programs in order to take advantage of such companies' abilities to reach broad-based markets. Shaman intends to recruit a senior staff to direct marketing and sales activities. Shaman is also evaluating the opportunity to retain certain marketing rights. See "Business-Collaborative Relationships and License Agreements."

PATENTS AND PROPRIETARY TECHNOLOGY

         Proprietary protection for the Company's product candidates, processes and know-how is important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered commercially important to the development of its business. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company plans to aggressively prosecute and defend its patents and proprietary technology.

         The Company has been issued two U.S. patents related to its specific proanthocyanidin polymer compositions designated SP-303: one patent contains composition of matter claims related to SP-303 contained in the Company's Provir and Virend products and the other contains claims directed to methods of use of the composition as an anti-viral agent in Virend.

         The Company has also filed foreign applications corresponding to its issued U.S. patents relating to its proanthocyanidin polymer composition. The Company has been granted patents in Australia, Mexico and New Zealand and has patent applications pending in Canada, Europe, Japan, the Republic of Korea and Singapore. The Company is aware of certain foreign patents and at least one pending patent application, granted or pending, owned by Leon Cariel and the Institut des Substances Vegetales with broad claims directed to proanthocyanidin polymer compositions and methods of use. In particular, patents have been granted to Leon Cariel and the Institut des Substances Vegetales in Australia, Europe, France, Germany and an application is pending in Japan. The effective filing date of these patents is prior to the effective filing date of the Company's foreign filed pending patent applications in Europe. The Company has instituted an Opposition in the European Patent Office against the granted European Patent No. 472531 owned by Leon Cariel and Institut des Substances Vegetales. Based on opinions of foreign counsel, the Company believes that the granted claims are invalid and intends to vigorously prosecute the Opposition. There can be no assurance that the Company will be successful in having the granted European patent revoked or the claims sufficiently narrowed so as not to cover potentially the Company's proanthocyanidin polymer compositions and methods of use.

         The Patent and Trademark Office has very recently declared an Interference between the Company's issued patent covering its specific proanthocyanidin polymer composition and a U.S. application corresponding to a granted European patent of Leon Cariel and the Institut des Substances Vegetales by Daniel Jean and Leon Cariel. The declaration of the Interference indicates that, at present, the U.S. Patent and Trademark Office believes that one claim of the Company's patent and one claim of the pending third party patent application claim the same subject matter. The Interference will seek to determine who is the first inventor of such subject matter under the U.S. patent laws. Based on the opinion of U.S. counsel and on analysis of the claims and file history of the U.S. patent application of Daniel Jean and Leon Cariel, the Company believes that the Daniel Jean and Leon Cariel application is not entitled to claims directed to the Company's specific proanthocyanidin polymer composition, which is the subject matter of the Company's patent. There can be no assurance, however, that the Company will prevail. Additionally, in connection with the Interference proceeding, the Company has had an opportunity to review the claims and file history of the Daniel Jean and Leon Cariel patent application which, under U.S. patent law, are otherwise kept confidential. One broad claim, in particular, of the Daniel Jean and Leon Cariel patent application which is not involved in the Interference proceeding and which has been indicated to be allowable, covers a large variety of proanthocyanidin polymers. Based on opinion of Counsel, the Company believes that this broad claim is subject to attack as invalid in view of prior art. Based on knowledge of the Company's proanthocyanidin polymer composition, the Company believes that the manufacture, use or sale of its specific proanthocyanidin polymer composition would not constitute infringement of this broad claim, once it is issued.

         The Company has also recently filed a U.S. patent application directed to new formulations and methods of using its specific proanthocyanidin polymer composition for treatment of watery diarrhea. These formulations are contained in the Company's Provir product.

         The Company has also filed 11 U.S. patent applications relating to compositions and methods for treating Type II diabetes as well as reducing hyperglycemia associated with other etiologies. Six of the U.S. patent applications have been indicated to be allowed by the U.S. Patent and Trademark Office. The Company has filed five foreign applications, i.e., international applications under the Patent Cooperation Treaty designating a number of foreign countries, as well as applications in Taiwan, corresponding to a number of the U.S. applications and plans to file additional corresponding foreign applications within the relevant convention periods.

         The Company has also filed two U.S. patent applications and a corresponding international patent application designating a number of foreign countries relating to methods for administering and sustained release formulations for anti-fungal agents like nikkomycins, including in particular nikkomycin Z. The methods and compositions are useful for treatment of fungal infections, particularly candidiasis, the most frequently encountered life-threatening mycoses. The Company has licensed several patents from Bayer AG relating to the use of nikkomycin Z and the composition and use of nikkomycin Z in combination with other antifungal compounds for the development of antifungal agents.

         There can be no assurance that the Company's pending patent applications will result in patents being issued or that, if issued, patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. See "Risks- Uncertainty Regarding Patents and Proprietary Rights."

         Patent applications in the United States are generally maintained in secrecy until patents are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Shaman cannot be certain that it was the first to discover compositions covered by its pending patent applications or the first to file patent applications on such compositions. There can be no assurance that the Company's patent applications will result in issued patents or that any of its issued patents will afford comprehensive protection against potential infringement.

         The Company is prosecuting its patent applications with the U.S. Patent and Trademark Office but the Company does not know whether any of its applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated, inter alia, for utility, novelty, nonobviousness and enablement. The U.S. Patent and Trademark Office may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may provoke an interference proceeding in the U.S. Patent and Trademark Office or such a proceeding may be declared by the U.S. Patent and Trademark Office. In general, in an interference proceeding, the Patent and Trademark Office would review the competing patents and/or patent applications to determine the validity of the competing claims, including but not limited to determining priority of invention. Any such determination would be subject to appeal in the appropriate U.S. federal courts.

         There can be no assurance that additional patents will be obtained by the Company or that issued patents will provide a substantial protection or be of commercial benefit to the Company. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of patents owned by or licensed to the Company or non-approval of pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. In addition, there can be no assurance that any applications of the Company's technology will not infringe patents or proprietary rights of others or that licenses that might be required as a result of such infringement for the Company's processes or products would be available on commercially reasonable terms, if at all.

         The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce the Company's patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. The Company is participating in one declared Interference proceeding and may participate in interference proceedings that may in the future be declared by the U.S. Patent and Trademark Office, which could result in substantial cost to the Company. There can be no assurance that the outcome of any such litigation or interference proceedings will be favorable to the Company or that the Company will be able to obtain licenses to technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost.

         The patent position of pharmaceutical and biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claim allowed in pharmaceutical and biopharmaceutical patents. Accordingly, there can be no assurance that patents will afford protection against competitors with similar technology. See "Risks-Uncertainty Regarding Patents and Proprietary Rights."

         In addition to seeking the protection of patents and licenses, the Company also relies on trade secrets to maintain its competitive position. The Company has adopted and adheres to procedures for maintaining the proprietary aspects of its trade secret and know-how information. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such information.

RAW MATERIAL SUPPLY

         The Company imports all of the plant material it screens from foreign countries, particularly from countries in Latin and South America, Southeast Asia and Africa. Shaman's relationships with botanical organizations in tropical regions have enabled the Company to set up large-scale supply arrangements for the raw material from which some of its lead products are derived. For example, the plant material required for SP-303 is found in at least seven Latin and South American countries and can be harvested in a sustainable manner where work forces already exist. Presently, Shaman is harvesting approximately 8,000 kilograms of the SP-303 source plant per year in Ecuador and Peru pursuant to supply agreements with corporations in those countries. The SP-303 source plant occurs naturally in these areas and, after harvesting, can be regenerated to maturity in seven years.

         Shaman requires that all large-scale plant collections be conducted in a sustainable manner, which could include replanting in areas of intensive wild harvesting. In the case of SP-303, the source plant can be sustainably harvested because it grows spontaneously with minimal management. Shaman works with communities and cooperatives in South and Latin America to harvest the SP-303 source plant and other source plants in a regenerable manner. These communities and cooperatives, many of which receive support from national and international government agencies, are experienced in the sustainable harvest of other tropical forest products, including natural rubber, nuts and fruits. Company policy also requires that each source plant targeted for large-scale compound isolation must have multi-country sources of supply or be economically synthesizable. This policy reduces the risks associated with using foreign suppliers, such as political or economic instability.

         Shaman has entered into supply agreements with companies in both Peru and Ecuador pursuant to which they will supply certain quantities of Shaman's commercial requirements of the raw material used to produce SP-303 from their countries. These companies work with cooperatives of indigenous peoples to supply source plants to Shaman, to transfer material information to Shaman relating to improvements in the collection and harvesting of the raw material, and to improve sustainable harvesting techniques in order to create a model of sustainable production in tropical forests. Although the Company has developed multi-country sources of supply for its key plant materials and has entered into long-term supply agreements for the source material for SP-303, there can be no assurance of a continual source of supply of these materials. See "Risk Factors-Dependence on Sources of Supply."

         When it is economically advantageous and technically feasible to synthesize a compound rather than extract it from raw plant material, the Company will utilize large-scale chemical synthesis to obtain a sufficient supply of such compound in order to satisfy its commercial requirements. However, there can be no assurance that the Company will be successful in synthesizing any such products.

COMPETITION

         Competition in the pharmaceutical industry is extremely intense. The principal factors upon which such competition is based include therapeutic efficacy, side-effect profile, ease of use, safety, physician acceptance, patient compliance, marketing, distribution and price. Many treatments for infectious and metabolic diseases exist and additional therapeutics are under development, including other naturally-sourced pharmaceuticals. To the extent these therapeutics address the disease indications on which the Company has focused, they may represent significant competition. Many pharmaceutical companies have significantly greater research and development capabilities, as well as substantially greater marketing, financial and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals of such products. These companies may represent significant long-term competition for the Company.

         There can be no assurance that developments by other pharmaceutical companies will not render Shaman's products or technologies obsolete or noncompetitive, or that the Company will be able to keep pace with technological developments of its competitors. Many of the Company's competitors have developed, or are in the process of developing, technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company. These competing products may be more effective and less costly than the products developed by Shaman.

GOVERNMENT REGULATION

         The research and development, manufacture and marketing of Shaman's products are subject to substantial regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products.

         The process required by the FDA before the Company's products may be marketed in the United States generally involves the following: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an IND, which must become effective before human clinical testing may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended indications; (iv) the submission to the FDA of an NDA; (v) satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with GMP. The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that an approval will be granted on a timely basis, if at all.

         Preclinical tests include laboratory evaluation of the product as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such cases the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

         Clinical trials involve the administration of the investigational products to healthy volunteers or patients under the supervision of a qualified principal investigator. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board ("IRB") at each institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases which may overlap. Phase I usually involves the initial introduction of the drug into healthy human subjects where the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific targeted indications, (ii) determine dose tolerance and optimal dose and (iii) identify possible adverse effects and safety risks. When Phase II evaluations demonstrate that the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety in an expanded patient population at geographically-dispersed clinical study sites. The FDA or the sponsor may suspend clinical trials at any point in this process for a variety of reasons, including either party's belief that clinical subjects are being exposed to an unacceptable health risk.

         Occasionally, the FDA will require a Phase IV "Post-Marketing Trial" which is conducted after FDA clearance to gain additional experience from the treatment of patients in the intended therapeutic area.

         After completion of the required testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee (typically a panel of clinicians) for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows the committee's recommendation. If evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of an NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA may decide that the application does not meet the regulatory criteria for approval.

         Each drug product manufacturing establishment that supplies drugs to the U.S. market must be registered with, and be approved by, the FDA prior to commencing commercial production, and is subject to biennial inspections by the FDA for GMP compliance after an NDA has been approved. In addition, drug product manufacturing establishments located in California also must be licensed by the State of California.

         The Company will also be subject to a variety of foreign regulations governing clinical trials, registrations and sales of its products. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.

THE HEALING FOREST CONSERVANCY

         In January 1992, Shaman formed The Healing Forest Conservancy, a California not-for-profit public benefit corporation (the "Conservancy"), which is dedicated to maintaining global plant biodiversity. The Conservancy focuses on conserving plants which have been used traditionally for medicinal purposes. Shaman has donated 13,333 shares of Common Stock to the Conservancy's endowment fund. The Company also plans to donate additional funds when it has achieved profits from product sales, if any, to provide benefits to indigenous peoples in the countries where Shaman's source plants are obtained. The Conservancy is also soliciting private donations to fund its operations and conservation efforts.

RISK FACTORS

         This Form 10-K contains, in additional to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-K.

         Early Stage of Development; Technological Uncertainty. Shaman has not yet completed the development of any products. The Company's products will require significant additional clinical testing and investment prior to commercialization. Products for therapeutic use in human healthcare must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. The Company's Provir, Virend and nikkomycin Z products are each in clinical development. Positive results for any of these products in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the products will be obtained. Clinical trials may be terminated at any time for many reasons, including toxicity or adverse event reporting. The Company's diabetes compounds have not entered clinical trials. There can be no assurance that any of the Company's products will be successfully developed, enter into human clinical trials, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed or that the Company will not encounter problems in clinical trials that will cause the Company to delay or suspend product development. Failure of any of the Company's products to be commercialized could have a material adverse effect on the Company's business, financial condition and results of operations.

         History of Operating Losses; Products Still in Development; Future Profitability Uncertain. Shaman was incorporated in 1989 and has experienced significant operating losses in each of its fiscal years since operations began. As of December 31, 1996, the Company's accumulated deficit was approximately $82.6 million. The Company has not generated any product revenues and expects to incur substantial operating losses over the next several years. All of Shaman's products and compounds are in research and development, which require substantial expenditures of funds. In order to generate revenues or profits, the Company, alone or with others, must successfully develop, test, obtain regulatory approval for and market its potential products. No assurance can be given that Shaman's product development efforts will be successful, that required regulatory approvals will be obtained, or that the products, if developed and introduced, will be successfully marketed or will achieve market acceptance.

         No Assurance of Successful Product Development. The Company's research and development programs are at various stages of development, ranging from the research stage to clinical trials. Substantial additional research and development will be necessary in order for the Company to move its diabetes product candidates into clinical testing, and there can be no assurance that any of the Company's research and development efforts on these or other potential products, including Provir, Virend and nikkomycin Z, will lead to development of products that are shown to be safe and effective in clinical trials. In addition, there can be no assurance that any such products will meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. Further, the Company's products may prove to have undesirable or unintended side effects that may prevent or limit their commercial use. The Company may find, at any stage of this complex product development process, that products that appeared promising in preclinical studies or Phase I and Phase II clinical trials do not demonstrate efficacy in larger-scale, Phase III clinical trials and do not receive regulatory approvals. Accordingly, any product development program undertaken by the Company may be curtailed, redirected or eliminated at any time. In addition, there can be no assurance that the Company's testing and development schedules will be met. Any failure to meet such schedules could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's clinical trials may be delayed by many factors, including, but not limited to, slower than anticipated patient enrollment, difficulty in finding a sufficient number of patients fitting the appropriate trial profile or in the acquisition of sufficient supplies of clinical trial materials or adverse events occurring during the clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation."

         Future Capital Needs; Uncertainty of Additional Funding. The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative relationships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private financings, collaborative arrangements or from other sources. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. There can be no assurance that additional financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research, discovery or development programs, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Use of Proceeds" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Uncertainties Associated with Clinical Trials. Shaman has conducted, and plans to continue to conduct, extensive and costly clinical trials to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of completion and approval of trial protocols, the availability of funds for trials and the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company's ability to timely complete clinical trials. The Company cannot assure that patients enrolled in its clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the U.S. Food and Drug Administration ("FDA") regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. One of the Company's clinical trials for nikkomycin Z is being conducted in the United Kingdom not pursuant to an Investigational New Drug application ("IND") filed with the FDA. Accordingly, the data collected from such trial may not be accepted by the FDA, and for this or other reasons, the Company may need to conduct additional Phase I trials pursuant to an IND filed with the FDA. In addition, the FDA or the Company may suspend clinical trials at any time if either of them concludes that any patients participating in any such trial are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will demonstrate that any current or future product candidate is safe or effective or that data derived from any such study will be suitable for submission to the FDA or other regulatory authorities. Failure of the Company's clinical trials to demonstrate safety or efficacy in humans could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Collaborative Relationships. The Company's research and development efforts in its diabetes program and, to a lesser extent, in its other programs, is dependent upon its arrangements with Lipha/Merck and Ono and the compliance of such partners with the terms and conditions of such collaborative agreements including, without limitation, providing funding for research and development efforts and the achievement of milestones and assisting the Company in its research and development efforts. These partners may develop products that may compete with those of the Company. The amount and timing of resources they allocate to these programs is not within the Company's control. There can be no assurance that these partners will perform their obligations as expected or that any significant revenues will ultimately be derived from such agreements. The Company's agreement with Ono may be terminated in the event Ono determines further development of compounds is not warranted, provided certain other conditions are met, and the Lipha/Merck agreement may be terminated in September 1998 if no compound discovered under the collaboration has entered human clinical trials. Termination of either agreement is subject to certain surviving obligations. If one or more such partners elected to terminate their relationships with the Company, or if the Company or its partners fail to achieve targeted milestones, it could have a material adverse effect on the Company's ability to fund such programs, or to develop any products on a collaborative basis with such partners. See "Business-Collaborative Relationships and License Agreements."

         Rapid Technological Change and Substantial Competition. The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies and universities is intense. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products developed by the Company. These competing products may be more effective and less costly than the products developed by the Company. In addition, other forms of medical treatment may offer competition to the Company's products. The development of competing compounds could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business-Competition."

         Government Regulation; No Assurance of Regulatory Approvals. All new drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. These authorities impose substantial requirements upon the preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. The steps required before a drug may be approved for marketing in the United States generally include (i) preclinical laboratory and animal tests,
(ii) the submission to the FDA of an IND for human clinical testing, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application ("NDA") and (v) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is made to assess compliance with Good Manufacturing Practices ("GMP"). Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Any delay or failure in obtaining regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operation.

         Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's (either the Company's own or a third-party manufacturer) quality control and manufacturing procedures conform to current GMP, which must be followed at all times. The FDA strictly enforces GMP requirements through periodic unannounced inspections. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of the Company or any third-party manufacturer of the Company's planned products will conform to GMP requirements. Additionally, the Company or its third-party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of a product from the market.

         The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of healthcare costs in the United States could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad. See "Business-Government Regulation."

         Dependence on Sources of Supply. The Company currently imports all of the plant materials from which its products are derived from countries in South and Latin America, Africa and Southeast Asia. To the extent that its products cannot be economically synthesized or otherwise produced, the Company will continue to be dependent upon a supply of raw plant material. The Company does not have formal agreements in place with all of its suppliers. In addition, a continued source of plant supply is subject to the risks inherent in international trade. These risks include unexpected changes in regulatory requirements, exchange rates, tariffs and barriers, difficulties in coordinating and managing foreign operations, political instability and potentially adverse tax consequences. Interruptions in supply or material increases in the cost of supply could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, tropical rain forests, and certain irreplaceable plant resources therein, are currently threatened with destruction. In the event portions of the rain forests are destroyed which contain the source material from which Shaman's current or future products are derived, such destruction could have a material adverse effect on the Company's business, financial condition and results of operations.

         Limited Manufacturing and Marketing Experience and Capacity. The Company currently produces products only in quantities necessary for clinical trials and does not have the staff or facilities necessary to manufacture products in commercial quantities. As a result, the Company must rely on collaborative partners or third-party manufacturing facilities, which may not be available on commercially acceptable terms adequate for Shaman's long-term needs. If the Company should encounter delays or difficulties in establishing relationships with qualified manufacturers to produce, package and distribute its finished products, clinical trials, regulatory filings, market introduction and subsequent sales of such products could be adversely affected.

         Contract manufacturers must adhere to GMP regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the Company's products may be manufactured. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. Should the Company be required to manufacture products itself, the Company will be subject to the regulatory requirements described above, to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner.

         The Company currently has no marketing or sales staff. To the extent that the Company does not or is unable to enter into co-promotion agreements or to arrange for third party distribution of its products, significant additional resources will be required to develop a marketing and sales force. There can be no assurance that the Company will be able to enter into collaborative agreements or establish a marketing and sales force.

          Uncertainty Regarding Patents and Proprietary Rights. The Company's success will depend in large part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any issued patents will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to commercialize its products. The patent position of firms in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patents of the Company.

         A number of pharmaceutical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies or patent applications. The European Patent Office, the French Patent Office, the German Patent Office and the Australian Patent Office, have each granted a patent containing broad claims to proanthocyanidin polymer compositions (and methods of use of such compositions), which are similar to the Company's specific proanthocyanidin polymer composition, to Leon Cariel and the Institut des Substances Vegetales. The effective filing date of these patents is prior to the effective filing date of the Company's foreign pending patent application in Europe. Certain of the foreign patents have been granted in jurisdictions where examination is not rigorous. The Company has instituted an Opposition in the European Patent Office against granted European Patent No. 472531 owned by Leon Cariel and Institut des Substances Vegetales. Based on opinions of foreign counsel, the Company believes that the granted claims are invalid and intends to vigorously prosecute the Opposition. There can be no assurance that the Company will be successful in having the granted European patent revoked or the claims sufficiently narrowed so as not to potentially cover the Company's proanthocyanidin polymer composition and methods of use. There can be no assurance that Leon Cariel and the Institut des Substances Vegetales will not assert claims relating to this patent against the Company. There can be no assurance that the Company would be able to obtain a license to this patent at all, or at reasonable cost, or be able to develop or obtain alternative technology to use in Europe or elsewhere. The earlier effective filing date of this patent could limit the scope of the patents, if any, that the Company may be able to obtain or result in the denial of the Company's patent applications in Europe or elsewhere. In the United States, the Patent and Trademark Office has very recently declared an Interference between the Company's issued patent covering its specific proanthocyanidin polymer composition and a U.S. application corresponding to the granted European patent of Leon Cariel and the Institut des Substances Vegetales by Daniel Jean and Leon Cariel. The declaration of the Interference indicates that, at present, the U.S. Patent and Trademark Office believes that one claim of the Company's patent and one claim of the pending third party patent application claim the same subject matter. The Interference will seek to determine who is the first inventor of such subject matter under the U.S. patent laws. Based on an analysis of claims and file history of the U.S. patent application of Daniel Jean and Leon Cariel, the Company believes that the Daniel Jean and Leon Cariel application is not entitled to claims directed to the Company's specific proanthocyanidin polymer composition, which is the subject matter of the Company's patent. There can be no assurance, however, that the Company will prevail. Additionally, in connection with the Interference proceeding, the Company has had an opportunity to review the claims and file history of the Daniel Jean and Leon Cariel patent application which, under U.S. patent law, are kept confidential. One broad claim, in particular, of the Daniel Jean and Leon Cariel patent application, which is not involved in the Interference proceeding and which has been indicated to be allowable, covers a large variety of proanthocyanidin polymers. Based on opinion of counsel, the Company believes that this broad claim is subject to attack as invalid in view of prior art. Based on knowledge of the Company's specific proanthocyanidin polymer composition, the Company believes that the manufacture, use or sale of its specific proanthocyanidin polymer composition would not constitute infringement of this broad claim, once it issues. There can be no assurances, however, that the Company would prevail should an action for infringement of such claim be commenced. In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If the Company does not obtain such licenses, it could encounter delays or be precluded from introducing products to the market. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or to protect trade secrets or know-how owned by the Company. Additional interference proceedings may be declared or necessary to determine issues of invention; such litigation and/or interference proceedings could result in substantial cost to and diversion of effort by, and may have a material adverse effect on, the Company. In addition, there can be no assurance that these efforts by the Company will be successful.

         The Company's competitive position is also dependent upon unpatented trade secrets. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes also may arise as to the rights in related or resulting know-how and inventions. See "Business-Patents and Proprietary Rights."

         Uncertainty of Product Pricing, Reimbursement and Related Matters. The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets, the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company's business, financial condition or results of operations.

         In addition, in both the United States and elsewhere, sales of healthcare products are dependent in part on the availability of reimbursement from third party payors, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that reimbursement from third party payors will be available or will be sufficient to allow the Company to sell its products on a competitive or profitable basis.

         Possible Volatility of Stock Price. From time to time, the stock market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. In addition, the market price of the Company's Common Stock, like the stock prices of many publicly traded biotechnology and smaller pharmaceutical companies, has been and may continue to be highly volatile. Announcements of technological innovations, regulatory matters or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of Shaman's Common Stock. See "Price Range of Common Stock."

         Environmental Regulation. In connection with its research and development activities and manufacturing of clinical trial materials, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and such liability could exceed the resources of the Company.

         Anti-Takeover Effect of Delaware Law and Certain Charter and Bylaws Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of Directors has the authority to issue up to 600,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. See "Description of Capital Stock-Preferred Stock," "Certain Provisions of the Certificate of Incorporation and Bylaws" and "Certain Provisions of Delaware Law."

         Product Liability Exposure; Limited Insurance Coverage. The Company's business exposes it to potential product liability risks which are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical products. Product liability insurance for the pharmaceutical industry generally is expensive. There can be no assurance that the Company's present product liability insurance coverage is adequate. Such existing coverage will not be adequate as the Company further develops its products, and no assurance can be given that adequate insurance coverage against all potential claims will be available in sufficient amounts or at a reasonable cost.

         Limitation of Liability and Indemnification. The Company's Certificate of Incorporation limits, to the maximum extent permitted by Delaware Law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. The Company's Bylaws provide that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware Law. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

         Dependence on Key Personnel. The Company's ability to maintain its competitive position depends in part upon the continued contributions of its key senior management. The Company's future performance also depends on its ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract, assimilate or retain other highly qualified technical and management personnel in the future. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of March 7, 1997, the Company had 86 employees. Of these employees, 67 are dedicated to research, development, quality assurance and quality control, regulatory affairs and preclinical testing. Twenty-five of the Company's full-time employees hold a Ph.D. or M.D. In addition, the Company currently fills 13 positions through the use of temporary staff and consultants.

SCIENTIFIC STRATEGY TEAM

         Shaman's Scientific Strategy Team ("SST") consists of an interdisciplinary group of ethnobotanists, scientists, pharmacologists, physicians, pharmacists and Company personnel. Several members of the SST who are actively working in the field have agreed to exclusively advise the Company in connection with medical and ethnobotanical matters and to refrain from consulting with other pharmaceutical companies on all ethnobotanical matters. Some members may have collaborative relationships with other pharmaceutical firms for random collection of plants on a contract basis.

         The principal criteria used in selecting members of the SST are breadth of the scientific discipline, recognized scientific excellence in their fields, and ability to contribute to the team evaluation process. The Company relies on the SST to identify plant candidates for Shaman's botanical screening process and to evaluate the information obtained about these candidates, both in the field and in literature. SST members who are not employees of the Company are compensated with stock options for their general contributions throughout the year, and are paid $1,000 per day for participation at the SST meetings, which occur approximately every 12 months. Shaman also pays SST members for any additional consulting services and field expeditions conducted on behalf of the Company.

         The SST includes the following members:

         EDWARD F. ANDERSON, PH.D. is a Senior Research Botanist at the Desert Botanical Gardens in Phoenix, Arizona. Formerly, he was a Professor of Biology at the Whitman College in Walla Walla, Washington. Dr. Anderson received a B.A. in Biology from Pomona College in California and an M.A. and a Ph.D. in Botany from Claremont Graduate School and Rancho Santa Ana Botanic Garden, respectively.

         PAUL S. AUERBACH, M.D. is Chief Operating Officer of The Sterling Healthcare Group in Coral Gables, Florida. Dr. Auerbach was formerly Chief, Division of Emergency Medicine at Stanford University Hospital in Stanford, California. Dr. Auerbach earned an A.B. in Religion from Duke University, an M.D. from Duke University School of Medicine, and was a Sloan fellow, M.S.M. at Stanford University Graduate School of Business.

         MICHAEL J. BALICK, PH.D. is Director of the Institute of Economic Botany at The New York Botanical Garden. Dr. Balick holds a B.S. in Agriculture and Plant Science from the University of Delaware and both an A.M. and a Ph.D. in Biology from Harvard University.

         BARUCH S. BLUMBERG, M.D., PH.D. is Associate Director of Clinical Research at the Fox Chase Cancer Center in Philadelphia and the first American dean of a college at Oxford University. Dr. Blumberg became a Nobel laureate in 1976 for his discovery of the hepatitis B antigen. He received a B.S. from Union College in New York, an M.D. from the College of Physicians and Surgeons at Columbia University and a Ph.D. in Biochemistry from Oxford University.

         ANTHONY CONTE is a retired pharmacist and former proprietor of the Gilliar Drug Company, Inc. Mr. Conte has 30 years of experience in commercializing pharmaceuticals. He received a B.S. in Pharmacy from Long Island University, Brooklyn College of Pharmacy and an M.S. in Pharmaceutical Chemistry from Columbia University. Mr. Conte is the father of Ms. Conte, President, Chief Executive Officer and a director of Shaman.

         JAMES A. DUKE, PH.D. is a recently retired research scientist at the Agricultural Research Service of the United States Department of Agriculture. Dr. Duke earned his A.B., B.S. and Ph.D. in Botany from the University of North Carolina.

         ELAINE ELISABETSKY, PH.D. is a research fellow of the Brazilian Research Council, Associate Professor at the Universidade Federal do Rio Grande do Sul and a board member of the International Society of Ethnopharmacology. Dr. Elisabetsky holds a B.S. in Biomedical Sciences from the Escola de Medicina in Sao Paulo, Brazil, a Ph.D. in Pharmacology from the Departmento de Farmacologia e Bioquimica, Escola Paulista de Medicina in Brazil, and has received post-doctorate training in ethnobotany and ethnopharmacology from The New York Botanical Garden.

         NORMAN R. FARNSWORTH, PH.D. is Research Professor of Pharmacognosy and Director of the Program for Collaborative Research in the Pharmaceutical Sciences at the College of Pharmacy, University of Illinois at Chicago.

Dr. Farnsworth received a B.S. and an M.S. in Pharmacy from the Massachusetts College of Pharmacy and a Ph.D. in Pharmacognosy from the University of Pittsburgh.

         MAURICE M. IWU, PH.D. is founder and director of BioResources Development Conservation Programme and Professor of Pharmacognosy and Medicinal Chemistry at the University of Nigeria, Nsukka. Dr. Iwu earned a Ph.D. in Pharmacognosy from the University of Bradford, England.

         CHARLES F. LIMBACH, M.D. is a practitioner of family medicine in Salinas, California. Dr. Limbach earned a B.A. in Biology from the University of Michigan and an M.D. from Michigan State University.

         KOJI NAKANISHI, PH.D. is Centennial Professor of Chemistry at Columbia University and formerly Director of the Suntory Institute for Bioorganic Research in Osaka, Japan. Dr. Nakanishi was the recipient of the 1990 Japan Academy Prize and the Imperial Prize, the highest Japanese honor a scholar can receive. He received a B.S. and a Ph.D. in Chemistry from Nagoya University in Japan.

         MARK J. PLOTKIN, PH.D. is Executive Director of Ethnobiology and Conservation Team and previously served as Director of Plant Conservation at the World Wildlife Fund. He also serves as a Research Associate of Ethnobotanical Conservation at the Botanical Museum at Harvard University and Secretary of the Ethnobotany Specialist Group, Species Survival for the International Union for the Conservation of Nature. Dr. Plotkin received an A.B. from Harvard University Extension, an M.F.S. in Wildlife Ecology from Yale School of Forestry and Environmental Studies, and a Ph.D. in Biological Conservation from Tufts University.

         NATHANIEL QUANSAH, PH.D. is employed by the World Wildlife Fund-Madagascar Protected Areas Program to conduct a four-year ethnobotanical collection and conservation project in northern Madagascar. Dr. Quansah obtained a B.S. from the University of Cape Coast, Ghana and a Ph.D. in Botany from Goldsmith's College, University of London.

         ROBERT F. RAFFAUF, PH.D. is Professor Emeritus at Northeastern University's College of Pharmacy. He holds a B.S. in Chemistry/Biology from the College of the City of New York, an M.A. in Chemistry from Columbia University and a Ph.D. in Organic/Analytical Chemistry from the University of Minnesota.

         RICHARD E. SCHULTES, PH.D. is Professor Emeritus at Harvard University. Dr. Schultes has spent 40 years studying the traditional uses of the higher plants and fungi of the Colombian Amazon. He has been the recipient of numerous awards, including the Gold Medal of the World Wildlife Fund. Dr. Schultes holds an A.B., an A.M. and a Ph.D. from Harvard University.

         CHARLES G. SMITH, PH.D. has been a consultant to start-up businesses, major pharmaceutical companies and venture capital firms since 1986. Most recently, he served as Vice President of Research and Development at Revlon Healthcare Group. Dr. Smith received a B.S. in Chemistry from Illinois Institute of Technology, an M.S. in Biochemistry from Purdue University, and a Ph.D. in Biochemistry from the University of Wisconsin.

         D. DOEL SOEJARTO, PH.D. is Professor of Pharmacognosy for the Department of Medicinal Chemistry and Pharmacognosy and for the Program for Collaborative Research in the Pharmaceutical Sciences at the University of Illinois at Chicago. Dr. Soejarto holds a B.S. in Biology from the College of Tjiawi, Java, an A.M. in Biology/Botany from Harvard University and a Ph.D. in Biology from Harvard University.

         HILDEBERT K.M. WAGNER, PH.D. is Professor of Pharmacognosy in the Institut Fur Pharmazeutische Biologie at the Ludwig Maximilians University in Munich, Germany. Dr. Wagner also serves as co-director of the Institute of Pharmaceutical Biology at the University of Munich. He earned his Ph.D. in Pharmacognosy at the University of Munich.

ITEM  2.  PROPERTIES

         Shaman's headquarters are located in South San Francisco, California. The Company leases approximately 73,000 square feet for offices, laboratories, pilot manufacturing and preclinical testing in three adjacent buildings. An additional building with approximately 43,000 square feet becomes available to the Company late in 1999. The lease on these spaces expires February 28, 2003, and the Company has an option to renew the lease for two additional five-year periods. The South San Francisco facility serves as the principal site for preclinical research, clinical trial management, process development, quality assurance and quality control, regulatory and other affairs. The Company believes that its current facilities are suitable and adequate to meet its needs for the foreseeable future. Shaman anticipates it will be able to expand its facilities to nearby locations as the need develops. There can be no assurance however, that such space will be available on favorable terms, if at all.


ITEM  3.  LEGAL PROCEEDINGS

         The Company has recently initiated arbitration against Dr. Michael Tempesta with respect to a February 1990 license agreement. See "Business--Collaborative Relationships and License Agreements." With the exception of the patent opposition proceeding in Europe and the Interference proceeding in the U.S. Patent and Trademark Office, the Company is not party to any other material legal proceedings. See "Risk Factors--Uncertainty Regarding Patents and Proprietary Rights."


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SHMN. Stock shares started trading on January 26, 1993.

         Set forth below is the range of high and low closing sale prices for the Company's common stock for each quarter in the two most recent fiscal years, as regularly quoted in the Nasdaq National Market.


                                       High                    Low
                                       ----                    ---
               Q1 FY 95               $4.25                   $3.19
               Q2 FY 95                6.19                    3.25
               Q3 FY 95                7.00                    4.63
               Q4 FY 95                7.88                    5.00

               Q1 FY 96                7.32                    5.13
               Q2 FY 96                9.00                    6.13
               Q3 FY 96                8.63                    5.75
               Q4 FY 96                7.38                    5.38

         As of March 7, 1997, there were approximately 762 holders of record of the Company's common stock. No dividends have been paid on the common stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM  6.  SELECTED FINANCIAL DATA  (in thousands, except per share data)

Years Ended December 31,                        1996         1995          1994            1993            1992
------------------------                        ----         ----          ----            ----            ----
Statements of Operations Data:
    Revenue from collaborative
      agreements                              $  3,406     $  2,210     $  1,360         $  2,050        $   425

   Operating expenses (1):
    Research and development                    19,138       17,635       18,643           13,646          5,449
    General and administrative                   3,537        3,705        3,545            2,659          1,016
                                              --------     --------     --------         --------        --------
   Total operating expenses                     22,675       21,340       22,188           16,305          6,465
                                              --------     --------     --------         --------        --------

   Loss from operations                        (19,269)     (19,130)     (20,828)         (14,255)        (6,040)

   Interest income                               1,082        1,695        2,045            1,543            224
   Interest expense                               (603)        (569)        (698)            (315)           (156)
                                              --------     --------     --------         --------        --------
   Net loss                                   $(18,790)    $(18,004)    $(19,481)        $(13,027)       $ (5,972)
                                              ========     ========     ========         ========        ========
   Net loss per share (2)                     $  (1.39)    $  (1.37)    $  (1.50)        $  (1.30)       $  (0.85)
                                              ========     ========     ========         ========        ========
   Shares used in calculation of
    net loss per share (2)                      13,496       13,161       12,986           10,036          7,060

December 31,                                      1996         1995        1994            1993            1992
------------                                      ----         ----        ----            ----            ----
Balance Sheet Data:
   Cash, cash equivalents, and investments    $ 16,533(3)  $ 26,665     $ 39,843         $ 57,333        $ 14,258
   Working capital                               9,641       22,850       33,422           36,711          13,025
   Total assets                                 22,377       33,810       49,673           67,229          15,964
   Long-term obligations, excluding
     current installments                        2,569        4,930        3,932            3,261             473
   Accumulated deficit                         (82,622)     (63,832)     (45,828)         (26,348)        (13,320)
   Stockholders' equity                         11,977       24,205       41,300           60,436          13,747


(1) Certain expenses have been reclassified to conform to 1996 presentation.

(2) Net loss per share is based on the weighted average number of common shares outstanding during the period and, for periods prior to the Company's initial public offering in January 1993, certain common equivalent shares. The net loss per share for 1992 also gives effect to the conversion of all outstanding shares of convertible preferred stock into common stock as if converted on the original date of issuance.
         The Company has not paid dividends since its inception.

(3) Does not include net proceeds of $8.17 million received in January 1997 in connection with the Company's registered direct public offering of Common Stock (see Note 9 to Notes to Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Prospectus contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Prospectus. See "Risk Factors."

         The following discussion should be read in conjunction with the financial statements and notes thereto incorporated herein by reference.

OVERVIEW

         Shaman is a leader in the identification and development of novel pharmaceutical products for the treatment of human diseases through the isolation and optimization of active compounds found in tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of secretory diarrhea; Virend, a topical antiviral for the treatment of herpes; and nikkomycin Z, an oral antifungal for the treatment of endemic mycoses. Shaman has an active Type II diabetes research program which served as the basis for its collaborations with Lipha, Lyonnaise Industrielle Pharmaceutique s.a., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

         The Company began operations in March 1990. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company's accumulated deficit at December 31, 1996, was approximately $82.6 million. Shaman expects to continue to incur substantial losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and its on-going research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. Shaman has financed its research, development and administrative activities through various private placements of its equity securities, an initial public offering of Common Stock in January 1993, a follow-on offering in December 1993, a registered direct public offering in January 1997, collaborative agreements with pharmaceutical companies and, to a lesser extent, through equipment and leasehold improvement financings.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         The Company recorded collaborative revenues of $3.4 million, $2.2 million and $1.4 million for 1996, 1995 and 1994, respectively. Revenues for 1996 resulted from the Company's on-going research funding from Ono, an additional $1.0 million payment from Ono for enhanced rights to Shaman's antidiabetic compounds, and research payments and access fees from Shaman's collaboration with Lipha/Merck. Revenues in 1995 resulted solely from the Company's relationship with Ono, and included a one-time access fee associated with the May 1995 commencement of the collaboration. Revenues in 1994 resulted from the Company's antifungal joint research and development agreement with Eli Lilly ("Lilly"). The agreement, signed in October 1992, had a four-year term, subject to renewal after two years. Lilly committed to fund the Company's research efforts with respect to certain antifungal agents at agreed upon levels through October 1994. In October 1994, Lilly decided not to renew the collaboration. Shaman incurred no costs upon termination of the agreement and retains worldwide rights to the compounds that were subject to the alliance. The Company expects that revenues from collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new products are partnered for development and commercialization.

         The Company incurred research and development expenses of $19.1 million, $17.6 million and $18.6 million for 1996, 1995, and 1994, respectively. These expenses include salaries for scientific personnel, clinical development costs, laboratory supplies, patent protection and consulting fees, travel, plant collections, facilities expenses and other expenditures relating to research and product development. Research and development expenses increased $1.5 million in 1996 compared with 1995, and decreased $1.0 million in 1995 compared with 1994. The increase in 1996 was primarily attributable to the Company's clinical trials and development activities for Provir, as well as additional research and development activities with respect to nikkomycin Z, partially offset by reduced expenses for clinical trials and development activities for Virend. The decrease in 1995 compared with 1994 was primarily attributable to the Company's restructuring late in 1994, its specific focus on diabetes as its primary basic research program and its reduced efforts in infectious disease research. Research and development expenses are likely to increase in 1997 as products enter clinical trials and the Company continues research and development activities for various product candidates.

         General and administrative expenses were $3.5 million, $3.7 million and $3.5 million for 1996, 1995 and 1994, respectively. These expenses include administrative salaries, consulting, legal, travel and other operating expenses. The Company's expanded research and clinical activities are not expected to require commensurate increases in general and administrative support.

         Interest income was $1.1 million, $1.7 million and $2.0 million for 1996, 1995 and 1994, respectively. Interest income decreased $600,000 in 1996 compared with 1995 and decreased $300,000 in 1995 compared with 1994. Interest income fluctuations were consistent with changes in average cash and investment balances which reflected the proceeds of two public offerings in 1993 from which the Company substantially funded its operations in 1994, 1995 and 1996. The balances of cash, cash equivalents and investments were $16.5, $26.7 and $39.8 million at December 31, 1996, 1995 and 1994, respectively.

         Interest expense was $603,000, $569,000 and $698,000 in the years ended December 31, 1996, 1995 and 1994, respectively. Interest expense increased in 1996 compared with 1995 as the Company absorbed a full year's expense on its unsecured term loan. Interest expense decreased in 1995 compared with 1994 as various leases terminated during the year, and the Company did not close its term debt until the fourth quarter of 1995. The Company's general policy is to finance capital equipment and tenant improvements on a long-term basis, and interest expense in the future will be dependent on the Company's capacity to finance its future equipment needs.

         At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $76.9 million. The federal net operating loss carryforwards will expire at various dates beginning in 2004 through 2011, if not sooner utilized. Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

         In January 1997, the Company sold 2,000,000 shares of Common Stock in a registered direct public offering for gross proceeds of $9.0 million, the proceeds of which are not reflected in the December 31, 1996 cash balance. The proceeds of the offering will be used for the continued research and clinical development of the Company's existing product candidates.

         As of December 31, 1996, the Company's cash, cash equivalents, and investments totaled approximately $16.5 million, compared with $26.7 million at December 31, 1995. The net decrease is attributable to sales and maturities in the Company's investment portfolio used to fund operations, partially offset by funds received from the Lipha/Merck collaboration in September 1996, a private placement of preferred stock in July 1996, and Ono's annual research funding.

         In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, the Company received an annual research fee of $1.5 million which will be amortized to revenue over twelve months, as work is performed. Shaman recognized $406,250 in revenue from the Lipha/Merck collaboration during the year ended December 31, 1996. The Company also received approximately $3.0 million for 388,918 shares of Common Stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's Common Stock at the time of purchase. Complete research funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound by September 23, 1998. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

         In July 1996, the Company closed a private placement (the "1996 Private Placement") pursuant to Regulation S under the Securities Act of 1933, as amended, in which it received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Convertible Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of the Company's Common Stock at an exercise price of $10.184 per share. The Preferred Stock does not carry a dividend obligation and will convert into Common Stock no later than July 23, 1999 at a price per share between $6.00 and $8.147, depending on the market value of the Company's Common Stock during the period prior to conversion. Holders of preferred shares are entitled to a liquidation preference of $8.147 per share. In addition to the sale of Preferred Stock and warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of Common Stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's Common Stock price at the time of sale. If the Company exercises this right, the investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares.

         The Company expects to incur substantial additional costs relating to the continued preclinical and clinical testing of its products, regulatory activities and research and development programs. The Company anticipates that its cash, cash equivalents and investment balances of approximately $16.5 million at December 31, 1996, the collaborative revenue committed by Lipha/Merck and Ono, Lipha/Merck's commitment to purchase additional equity, Shaman's additional rights to sell Common Stock under the 1996 Private Placement, and proceeds from the registered direct public offering in January 1997 (see Note 9 to Notes to Financial Statements -- Subsequent Event) will be adequate to fund operations, including payments due under long-term obligations, through the third quarter of 1998. Milestone payments which may be received by the Company from Ono and Lipha/Merck would extend the Company's capacity to finance its operations beyond that time. However, there can be no assurances that these milestones will be achieved, nor that additional funding, if needed, will be available on reasonable terms, or at all.

         Long-term obligations decreased $2.4 million in 1996 compared with 1995 due to the acceleration of the principal payments on its term loan to 24 months from 30 months, with the first monthly payment due May 15, 1996 instead of April 30, 1997, and reclassified $1.25 million of its term debt to current liabilities as of December 31, 1996.

FUTURE OUTLOOK

         In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks and uncertainties include the fact that Shaman is still a relatively young company and has not yet completed a full cycle of development, regulatory approval and commercialization for any of its products. The clinical and regulatory processes through which the Company's products must proceed are complex, uncertain and costly, and no assurance can be given regarding the timing of clinical or regulatory progress or that the Company will be successful in commercializing any of its product candidates. These development processes require substantial amounts of funding, and the Company is dependent on corporate partners and the equity markets to finance such efforts. Where access to funding is difficult, the Company's stockholders may face significant dilution, and the ability of the Company to proceed with its programs and plans may be significantly and adversely affected. Actions and advances by competitors may also significantly affect the Company's prospects, as may the existence of patents held by such competitors or potential competitors. In addition, there can be no assurance that the plants required by the Company will be indefinitely available or that any compounds derived from the plant material will result in protected proprietary rights for the Company.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Shaman Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Shaman Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaman Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP
Palo Alto, California
January 20, 1997

                                 BALANCE SHEETS

                                                                                                 December 31,
                                                                                      ---------------------------------
                                                                                      1996                         1995
                                                                                      ----                         ----
ASSETS

Current assets:
   Cash and cash equivalents                                                      $ 16,051,251                 $  9,210,123
   Short-term investments                                                              481,677                   17,454,778
   Prepaid expenses and other current assets                                           938,872                      858,724
                                                                                  ------------                 ------------
Total current assets                                                                17,471,800                   27,523,625
                                                                                  ------------                 ------------
Property and equipment:
   Equipment and furniture                                                           6,683,261                    6,142,955
   Leasehold improvements                                                            7,125,235                    6,800,812
                                                                                  ------------                 ------------
                                                                                    13,808,496                   12,943,767
   Less:  accumulated depreciation and amortization                                  9,031,571                    6,785,711
                                                                                  ------------                 ------------
                                                                                     4,776,925                    6,158,056
Other assets                                                                           128,080                      128,080
                                                                                  ------------                 ------------
   Total assets                                                                   $ 22,376,805                 $ 33,809,761
                                                                                  ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued expenses                                    $  1,445,616                 $    668,078
   Accrued clinical trial costs                                                      1,233,014                    1,016,573
   Accrued professional fees                                                           689,216                      705,374
   Accrued compensation                                                                332,738                      383,089
   Advances - contract research                                                      1,883,605                      789,855
   Current installments of long-term obligations                                     2,246,795                    1,111,128
                                                                                  ------------                 ------------
Total current liabilities                                                            7,830,984                    4,674,097

Long-term obligations, excluding current installments                                2,568,931                    4,930,263

Stockholders' equity:
   Preferred stock, $0.001 par value; issuable in series; 1,000,000 shares authorized; 400,000 convertible shares issued and outstanding at December
     31, 1996; no shares issued and outstanding at December 31, 1995
     (Liquidation preference at December 31, 1996 - $3,258,800)                            400                         --
   Common stock, $0.001 par value; 25,000,000 shares
     authorized; 13,920,684 shares and
     13,257,788 shares issued and outstanding at
     December 31, 1996 and 1995, respectively                                           13,921                       13,258
   Additional paid-in capital                                                       94,604,455                   88,170,926
   Deferred compensation and other adjustments                                         (20,250)                    (146,956)
   Accumulated deficit                                                             (82,621,636)                 (63,831,827)
                                                                                  ------------                 ------------
Total stockholders' equity                                                          11,976,890                   24,205,401
                                                                                  ------------                 ------------
Total liabilities and stockholders' equity                                        $ 22,376,805                 $ 33,809,761
                                                                                  ============                 ============

                 See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                  ---------------------------------------------
                                       1996              1995          1994
                                       ----              ----          ----
Revenue from collaborative
  agreements                      $  3,406,250     $  2,210,147   $  1,359,835

Operating expenses:
    Research and development        19,138,190       17,634,898     18,642,737
    General and administrative       3,537,157        3,704,962      3,545,200
                                  ------------     ------------   ------------
Total operating expenses            22,675,347       21,339,860     22,187,937
                                  ------------     ------------   ------------

Loss from operations               (19,269,097)     (19,129,713)   (20,828,102)

Interest income                      1,082,618        1,695,192      2,045,466
Interest expense                      (603,330)        (568,985)      (698,010)
                                  ------------     ------------   ------------

Net loss                          $(18,789,809)    $(18,003,506)  $(19,480,646)
                                  ============     ============   ============

Net loss per share                $      (1.39)    $      (1.37)  $      (1.50)
                                  ============     ============   ============
Shares used in calculation
of net loss per share               13,496,000       13,161,000     12,986,000
                                  ============     ============   ============


                 See accompanying notes to financial statements.

                         STATEMENT OF STOCKHOLDERS' EQUITY
                For the Years Ended December 31, 1994, 1995 and 1996



                                                                                          Deferred
                                               Convertible                 Additional   Compensation                   Total
                                                Preferred     Common         Paid-In      and Other   Accumulated    Stockholders'
                                                  Stock        Stock         Capital     Adjustments    Deficit         Equity
                                               -----------    ------       ----------   ------------  -----------    -------------
Balance at December 31, 1993                   $   --        $12,967       $88,828,046  $ (2,057,607) $(26,347,675)  $ 60,435,731

Issuance of 52,458 shares of common
    stock upon the exercise of
    stock options                                  --             52            54,885               --        --          54,937
Unrealized loss on available-for-sale
    securities                                     --             --             --        (345,051)           --        (345,051)
Amortization and reversals of
    deferred compensation                          --             --          (868,944)   1,503,921            --         634,977
Net loss                                           --             --             --              --    (19,480,646)   (19,480,646)
                                              -------        -------      ------------  ------------  ------------   ------------

Balance at December 31, 1994                       --         13,019        88,013,987     (898,737)   (45,828,321)    41,299,948

Issuance of 238,297 shares of common
    stock upon the exercise of
    stock options                                  --            239           406,176           --             --        406,415
Unrealized gain on available-for-sale
    securities                                     --             --             --         351,259             --        351,259
Amortization and reversals of
    deferred compensation                          --             --         (249,237)      400,522             --        151,285
Net loss                                           --             --             --              --    (18,003,506)   (18,003,506)
                                              -------        -------      ------------  ------------  ------------   ------------

Balance at December 31, 1995                       --         13,258       88,170,926      (146,956)   (63,831,827)   24,205,401

Issuance of 273,978 shares of common
    stock upon the exercise of stock
    options                                        --            274          439,806            --             --       440,080
Issuance of 400,000 shares of series A
    convertible preferred stock                   400             --        3,057,823            --             --     3,058,223
Issuance of 388,918 shares of common
    stock in connection with Lipha/Merck
    collaboration                                  --            389        2,971,833            --             --     2,972,222
Unrealized loss on available-for-sale
    securities                                     --             --             --         (26,458)            --       (26,458)
Amortization and reversals of
    deferred compensation                          --             --          (35,933)      153,164             --       117,231
Net loss                                           --             --             --              --    (18,789,809)  (18,789,809)
                                              -------        -------      ------------  ------------  ------------   ------------

Balance at December 31, 1996                   $  400        $13,921      $94,604,455   $   (20,250)  $(82,621,636)  $11,976,890
                                               ======        =======      ===========   ===========   ============   ===========

                 See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                       Years Ended December 31,
                                                            -------------------------------------------------------
                                                                1996                1995                 1994
                                                                ----                ----                 ----
OPERATING ACTIVITIES:
  Net loss                                                  $(18,789,809)       $ (18,003,506)      $(19,480,646)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Depreciation and amortization                         2,363,091            2,717,332          3,227,746
   Changes in operating assets and liabilities:
           Prepaid expenses, other
              current assets and other assets                    (80,148)             531,303          (467,979)
           Accounts payable, accrued professional fees,
              accrued compensation, accrued clinical
              trial costs and contract research advances       2,021,220              206,079           879,861
                                                            ------------        -------------      ------------

Net cash used in operating activities                        (14,485,646)         (14,548,792)      (15,841,018)
                                                            ------------        -------------      ------------

INVESTING ACTIVITIES:
   Purchases of available-for-sale investments               (10,872,811)         (20,007,947)      (31,470,363)
   Maturities of available-for-sale investments               26,325,454           33,970,649        40,666,279
   Sales of available-for-sale investments                     1,494,000                   --                --
   Capital expenditures                                         (864,729)            (411,592)       (2,059,625)
                                                            ------------        -------------      ------------
   Net cash provided by investing activities                  16,081,914           13,551,110         7,136,291
                                                            ------------        -------------      ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock, net              3,058,223                   --                --
   Proceeds from issuance of common stock, net                 3,412,302              406,415            54,937
   Proceeds from issuance of long-term obligations               600,000            1,900,000         1,753,469
   Principal payments on long-term obligations                (1,825,665)            (875,192)       (1,148,159)
   Proceeds from asset financing arrangements                       --                     --            95,506
                                                            ------------        -------------      ------------

Net cash provided by financing activities                      5,244,860            1,431,223           755,753
                                                            ------------        -------------      ------------

Net increase (decrease) in cash and cash equivalents           6,841,128              433,541        (7,948,974)
Cash and cash equivalents at beginning of year                 9,210,123            8,776,582        16,725,556
                                                            ------------        -------------      ------------
Cash and cash equivalents at end of year                    $ 16,051,251        $   9,210,123      $  8,776,582
                                                            ============        =============      ============

SUPPLEMENTAL INFORMATION
   Interest paid                                            $    603,330        $     634,131      $    602,749
                                                            ============        =============      ============

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

         Shaman is a leader in the identification and development of novel pharmaceutical products for the treatment of human diseases through the isolation and optimization of active compounds found in tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of secretory diarrhea; Virend, a topical antiviral for the treatment of herpes; and nikkomycin Z, an oral antifungal for the treatment of endemic mycoses. Shaman has an active Type II diabetes research program which served as the basis for its collaborations for with Lipha, Lyonnaise Industrielle Pharmaceutique s.a., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

REVENUE RECOGNITION

         Revenue recognized under the Company's collaborative research agreements is recorded as earned based upon the performance requirements of the contract. Payments received in advance under these agreements are deferred until earned.

STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected the disclosure requirements of SFAS No. 123 for the year ended December 31, 1996 and will continue to measure stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the disclosure requirements will have no effect on the Company's financial position or results of operations. Note 7 contains a summary of the pro forma effects to reported net loss and net loss per share for 1996 and 1995 as if the Company had elected to recognize compensation expense based on the fair value of options granted as described by SFAS 123.

         The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to the fair value of shares at the date of grant. The Company accounts for stock option grants to employees and directors in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants to employees and directors.

PER SHARE DATA

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

CASH, CASH EQUIVALENTS, INVESTMENTS AND CONCENTRATION OF CREDIT RISK

         The Company considers all highly liquid investments with remaining maturities of three months or less at time of purchase to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with original maturities greater than 90 days are considered short-term investments. Investments with maturities greater than one year from the balance sheet date are considered long-term investments. Investments consist primarily of commercial paper, investments in government securities, corporate bonds and asset-backed securities. These investments typically bear minimal risk. This diversification of risk is consistent with the Company's policy to maintain high liquidity and ensure safety of principal. The Company maintains its cash, cash equivalents and investments in accounts with several United States banks and brokerage houses.

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such determination as of each balance sheet date. As of December 31, 1996 and 1995, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, included in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than- temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of equipment and furniture is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to five years. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the remaining life of the lease.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.       COLLABORATIVE RELATIONSHIPS

         In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, the Company received an annual research fee of $1.5 million which will be amortized to revenue over twelve months as work is performed. Shaman recognized $406,250 (12% of total revenues in 1996) in revenue from the Lipha/Merck collaboration during the year ended December 31, 1996. The Company also received approximately $3 million for 388,918 shares of common stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono, Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's common stock at the time of purchase. Complete research funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound by September 23, 1998. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the company exercises its co-promotion rights) or royalties on all product sales in the United States.

Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

         In May 1995, the Company entered into a collaborative agreement with Ono providing for, among other things, three years of funding for the research and development of compounds for the treatment of Type II diabetes. Under the agreement, Shaman will screen 100 diabetes-specific plants per year in vivo, isolate and identify active compounds, and participate in any medicinal chemistry modification. In turn, Ono will provide Shaman with access to Ono's preclinical and clinical development capabilities through proprietary in vitro assays and medicinal chemistry effort. Ono's development and commercialization rights are for the countries of Japan, South Korea and Taiwan. Under the terms of the agreement, Ono will provide up to $7.0 million in collaborative research funding and will pay preclinical and clinical milestone payments of $4.0 million per compound for each antidiabetic drug that is commercialized. Of the $3.0 million received on signing the agreement, $1.0 million was an access and license fee recognized as revenue in 1995, and the remaining $2.0 million was the annual research and development funding recognized as revenue over the subsequent year. Shaman received an additional $1.0 million payment (beyond the $7.0 million commitment) in December 1996 for enhanced access rights to these compounds. Revenues from Ono accounted for 88% and 100% of total revenues earned in 1996 and 1995, respectively.

         In October 1992, the Company entered into a joint research and development agreement with Eli Lilly and Company ("Lilly"). Lilly agreed to fund the Company's research efforts with respect to certain antifungal agents at agreed-upon levels through October 1994. In October 1994, Lilly decided not to renew this collaboration. The Company incurred no costs upon termination of the agreement and retains worldwide rights to the compounds that were subject to the alliance. All revenue from collaborative agreements reported in the 1994 statements of operations related to this agreement.

         Costs associated with revenue from these collaborations totaled $10.5 million and $8.6 million for the year ended December 31, 1996 and 1995, respectively, and are included in research and development expenses in the accompanying financial statements.

3.       INVESTMENT SECURITIES

         The following is a summary of available-for-sale securities (in thousands):

                                                          Gross                  Gross        Estimated
                                                       Unrealized             Unrealized        Fair
                                      Cost                Gains                 Losses          Value
                                      ----             ----------             ----------      ---------
                                                                December 31, 1996
                                                                -----------------
U.S. Treasury securities and
  government obligations           $       499        $       --              $     (17)      $   482
U.S. corporate bonds                     2,218                --                     --         2,218
U.S. corporate commercial
  paper and other                       12,830                --                     (3)       12,827
                                   -----------        ----------             ----------       -------
    Total                          $    15,547        $       --             $      (20)      $15,527
                                   ===========        ==========             ==========       =======

Above amounts are included in the balance sheet as follows:

Cash and cash equivalents          $    15,048        $       --             $       (3)      $15,045
Short-term investments                     499                --                    (17)          482
                                   -----------        ----------             ----------       -------
  Total                            $    15,547        $       --             $      (20)      $15,527
                                   ===========        ==========             ==========       =======



                                                 December 31, 1995
                                                 -----------------
U.S. Treasury securities and
 government obligations            $  5,997        $ 13         $  (8)     $ 6,002
U.S. corporate bonds                  7,497           8            (1)       7,504
U.S. corporate commercial
  paper and other                    12,740          --            (5)      12,735
                                   --------        ----         -----      -------
    Total                          $ 26,234        $ 21         $ (14)     $26,241
                                   ========        ====         =====      =======

Above amounts are included in the balance sheet as follows:

Cash and cash equivalents          $ 8,789        $  --         $  (2)     $ 8,787
Short-term investments              17,445           21           (12)      17,454
                                   -------        -----         -----      -------
  Total                            $26,234        $  21         $ (14)     $26,241
                                   =======        =====         =====      =======

         The average remaining maturity of the portfolio was approximately four and a half months as of December 31, 1996 and 1995, respectively.

         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value.

FAIR VALUE OF LONG-TERM OBLIGATIONS

         The fair values of the Company's long-term obligations are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts and fair values of long-term obligations consisted of the following at December 31, 1996:

                                     Carrying Value               Fair Value
                                     --------------               ----------
Leasehold improvements financings     $1,954,876                 $2,152,918
Equipment borrowings                   1,183,335                  1,191,206

The carrying value of the Company's term loan approximates its fair value because the interest rates on the note takedowns are periodically reset.

4.       LONG-TERM OBLIGATIONS

         Long-term obligations consist of an unsecured term loan, secured borrowings used to acquire property and equipment, capital lease arrangements and a leasehold improvement financing obligation.

         In October 1995, the Company closed a $2.5 million unsecured term loan to finance capital asset acquisitions and potential facilities expansion. The unsecured term loan provided for the acceleration of principal if the Company did not achieve certain financing or collaborative objectives by May 15, 1996. The Company did achieve the specified milestone in the third quarter rather than by May 15, 1996, and the lender accelerated the amortization schedule. The acceleration provisions require that principal amortization be shortened from 30 months to 24 months, with the first monthly payment due May 15, 1996 instead of April 30, 1997. Accordingly, to date the Company has made nine principal payments totaling $938,000 and reclassified $1,250,000 of its long-term debt to current liabilities as of December 31, 1996. Interest on each advance is charged at the London Interbank Offered Rate ("LIBOR") plus 1.5% or prime plus 0.5%. The interest rate on the loan was approximately 7.13% at December 31, 1996 and approximately 7.2% to 8.2% at December 31, 1995.

         Equipment borrowings totaled $1,183,335 and $1,884,348 at December 31, 1996 and 1995, respectively. The borrowings bear interest at rates ranging from 10.7% to 12.75% and from 10.7% to 16.3% at December 31, 1996 and 1995, respectively, are secured by the equipment acquired, and are payable in monthly installments of $74,000 through December 1998.

         The Company has also acquired certain equipment and furniture pursuant to capital lease arrangements. The gross amount of equipment and furniture and the related accumulated amortization recorded under capital leases included in property and equipment are as follows:

At December 31,                             1996              1995
                                            ----              ----
   Equipment and furniture               $ 1,461,141       $1,461,141
   Less accumulated amortization          (1,194,475)        (993,985)
                                         -----------       ----------
                                         $   266,666       $  467,156
                                         ===========       ==========

Amortization of assets acquired under capital leases is included with depreciation and amortization expense.

         In connection with the facility lease described in Note 5, the Company entered an agreement with the former tenant of the facility to acquire approximately $1.5 million of tenant improvements by making annual payments to the former tenant, including accrued interest, of $100,000 through 1997 and $540,000 in 1998 through 2002.

         At December 31, 1996, future payments on long-term obligations are as follows:

                                                                                        Leasehold
                                                             Equipment      Capital    Improvement
                                              Term Loan     Borrowings      Leases      Financing        Total
                                              ---------     ----------      -------    ------------      -----
1997                                        $  1,250,000   $   781,780    $ 118,631  $     100,000   $ 2,250,411
1998                                             312,500       401,555           --        540,000     1,254,055
1999                                                  --            --           --        540,000       540,000
2000                                                  --            --           --        540,000       540,000
2001                                                  --            --           --        540,000       540,000
Thereafter                                            --            --           --        540,000       540,000
                                            ------------   -----------    ---------  -------------   -----------
Total minimum payments                         1,562,500     1,183,335      118,631      2,800,000     5,664,466
Less amount representing interest
(at rates ranging from 10.7% to 12.2%)                --            --       (3,616)      (845,124)     (848,740)
                                            ------------   -----------    ---------  -------------  ------------
                                               1,562,500     1,183,335      115,015      1,954,876     4,815,726

Less current installments                     (1,250,000)     (781,780)    (115,015)      (100,000)   (2,246,795)
                                            ------------   -----------    ---------      ---------  ------------
Long-term obligations, excluding
      current installments                  $    312,500   $   401,555    $      --  $   1,854,876   $ 2,568,931
                                             ===========    ==========    =========  =============   ===========

5.       COMMITMENTS AND CONTINGENCIES

         In January 1993, the Company entered a noncancelable lease for a new research and office facility in South San Francisco, California. The lease, as amended in April 1994, provides for future lease payments totaling approximately $8.5 million through 2003 and options to renew for a total of ten years. The Company is required to pay operating costs, including property taxes, utilities, insurance and maintenance.

         At December 31, 1996, the minimum noncancelable future rental payments under the Company's operating leases are:

                  1997                $1,153,000
                  1998                 1,187,000
                  1999                 1,292,000
                  2000                 1,497,000
                  2001                 1,497,000
                  Thereafter           1,874,000

         Rent expense for each of the three years ended December 31, 1996, 1995 and 1994 was approximately $1,348,000, $1,004,000 and $1,059,000, respectively.

         The Company is involved in litigation, arbitration and disputes which are normal to its business. Management believes losses that might eventually be sustained from such matters, if any, would not be material to future years' financial position or results of operations. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against such product liability losses as could materially affect the Company's financial position.

6.       CONTRACTUAL AGREEMENTS

         The Company has entered into license, clinical trial and supply agreements with universities, research organizations and commercial companies. Certain of these agreements require payments of royalties on future sales of resulting products and may subject the Company to minimum annual payments to its contract partners. In addition, the Company signed an agreement in 1995 which could result in the payment of milestone installments if certain development objectives are achieved. To date, payments under these agreements have not been significant and, at December 31, 1996, related noncancelable commitments are immaterial.

7.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

         The Company is authorized to issue 1,000,000 shares of preferred stock. The Company's Board of Directors may set the rights and privileges of any preferred stock issued.

         In July 1996, the Company closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which it received gross proceeds of $3.3 million for 400,000 shares of Series A convertible preferred stock ("preferred stock") and a six-year warrant to purchase 550,000 shares of the Company's common stock at an exercise price of $10.184 per share. The Preferred Stock does not carry a dividend obligation and will convert into common stock no later than July 23, 1999 at a price per share between $6 and $8.147, depending on the market value of the Company's common stock during the period prior to conversion. Holders of preferred shares are entitled to a liquidation preference of $8.147 per share and have voting rights equivalent to the number of common shares into which their preferred shares could then be converted. In addition to the sale of Preferred Stock and warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of common stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's common stock price at the time of sale. If the Company exercises this right, the investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares.

COMMON STOCK

         In December 1992, the Company adopted the 1992 Stock Option Plan (the
Plan) as the successor plan to the Company's 1990 Stock Option Plan. The Plan will terminate on the earlier of December 31, 2002 or the date on which all shares available for issuance under the Plan have been issued or canceled. The Plan provides for two separate components: the Discretionary Option Grant Program and the Automatic Option Grant Program.

         Under the Discretionary Option Grant Program, options granted may either be incentive options or non-statutory options. Incentive options may be granted to employees at a price not less than the fair market value of the Company's common stock on the grant date. Non-statutory options may be granted at a price determined by the plan administrator. Each option granted is exercisable as determined by the plan administrator, with a term not to exceed ten years. The Plan also allows for the granting of options with repurchase rights and stock appreciation rights at the discretion of the plan administrator.

         Under the Automatic Option Grant Program, each individual who becomes a non-employee board member on or after the effective date of the Plan is automatically granted a non-statutory stock option to purchase 20,000 shares of common stock. Further, each non-employee board member who has served as a member for at least six months prior to the annual stockholders' meeting is automatically granted an annual non-statutory stock option to purchase not more than 7,500 nor less than 5,000 shares of common stock, depending on a calculation based on the average selling price of the common stock. The exercise price of each option granted is the fair value of the common stock on the date of grant. These options have a ten-year term and vest over 24 months.

         Both programs provide for automatic acceleration of the exercise period in the event of certain corporate transactions, including a merger, asset sale or change in control of the Company. The Plan was amended in 1996 to increase the shares authorized for issuance by 450,000.

         The 1990 Stock Option Plan provided for the granting of incentive and non-statutory stock options. Both types of options were immediately exercisable and expire ten years from the date of grant. Vesting of optioned shares was determined by the board of directors and generally occurred over a two-to four-year period from the date of grant. At December 31, 1996, all options to purchase common stock issued under this plan were vested.

A summary of stock option activity is as follows:

                                                        Options Outstanding
                                                        -------------------
                                                                         Weighted            Weighted
                                                                          Average             Average
                                       Number          Price Per         Exercise           Fair Value
                                      of Shares          Share             Price          at a Grant Date
                                      ---------        ---------         --------         ---------------
Balance at December 31, 1994            1,780,393    $   .06 - $13.25     $5.38               $   -
      Granted at fair value               881,080       3.50 -   7.88      4.14                2.38
      Exercised                          (238,297)       .06 -   5.25      1.71                   -
      Forfeited                          (614,111)       .24 -  13.25      7.96                   -
                                   --------------    ----------------
Balance at December 31, 1995            1,809,065        .06 -  13.25      4.40                   -
      Granted at fair value               847,928       5.88 -   8.13      6.75                3.85
      Exercised                          (273,978)       .06 -   7.86      1.61                   -
      Forfeited                          (281,039)       .24 -  13.25      6.12                   -
                                   --------------    ----------------
Balance at December 31, 1996            2,101,976    $   .06 - $13.25     $5.48               $   -
                                   ==============    ================

         At December 31, 1996, 968,235 shares under options were exercisable at a weighted average exercise price of $5.10 per share (861,455 shares at $4.01 per share at December 31, 1995).

         The following table summarizes information regarding stock options outstanding at December 31, 1996:


                                                     Weighted                          Shares under Options Exercisable
                                                      Average          Weighted              at December 31, 1996
                               Option Shares         Remaining          Average        --------------------------------
               Range of        Outstanding at       Contractual        Exercise                       Weighted Average
            Exercise Prices   December 31, 1996    Life (Years)          Price            Number       Exercise Price
            ---------------   -----------------    ------------        --------           ------      ---------------
            $0.06  - $1.50         195,222              4.65             $ 0.49          195,207           $ 0.49
             3.50  -  5.25         689,754              8.08               4.00          377,581             3.97
             5.50  -  7.50         999,062              8.93               6.39          209,742             6.40
             7.86  - 10.38          50,186              8.54               8.40           22,474             8.78
            10.38  - 13.25         167,752              6.33              11.07          163,231            11.05
            --------------    ------------              ----             ------          -------           -------
            $0.06  -$13.25       2,101,976              8.04             $ 5.48          968,235           $ 5.10
            ==============    ============              ====             ======          =======           ======

         For certain options issued during the year ended December 31, 1992, the Company recorded deferred compensation for the difference between the exercise price and the deemed value of the Company's common stock for financial reporting purposes. For certain additional options issued during the years ended December 31, 1993 and 1994, the Company recorded deferred compensation for the difference between the exercise price and the fair market value of the Company's common stock at the date of grant. Deferred compensation is amortized to expense on a straight-line basis over the vesting period of the options.

PRO FORMA INFORMATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock- Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The following are the weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.94% and 5.73%; no dividends paid; volatility factors of the expected market price of the Company's common stock of .75 and a weighted-average expected life of the options of 3.91 and 3.85 years. The effects of applying FAS 123 for recognizing compensation expense and providing pro forma disclosures in 1996 and 1995 are not likely to be representative of the effects on reported net income in future years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro-forma net loss over the options' vesting periods. The Company's pro forma information follows (in thousands except for net loss per share information):



                                            1996                        1995
                                            ----                        ----
Net loss
     Historical                          $  (18,790)               $   (18,004)
     Pro forma                           $  (20,280)               $   (18,731)
Net loss per share
     Historical                          $    (1.39)               $     (1.37)
     Pro forma                           $    (1.50)               $     (1.42)

RESERVED SHARES

         At December 31, 1996, 3,542,255 shares of common stock were reserved for conversion of outstanding preferred stock and for issuance upon exercise of outstanding options, warrants and options available for future grant.

WARRANTS

         At December 31, 1996, warrants to purchase a total of 641,705 shares of common stock were outstanding, with exercise prices ranging from $2.40 to $10.83 per share. These warrants, which expire in 1999, were issued to creditors in connection with certain lease financing arrangements and preferred stock financing arrangements.

8.  TAXES

         As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $76.9 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2011, if not sooner utilized.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1996, 1995 and 1994 are as follows:

Deferred tax assets:                                        1996             1995            1994
                                                       --------------   -------------   -------------
   Net operating loss carryforwards                    $   26,600,000   $  20,600,000   $  14,700,000
   Research credits (expiring in 2004 - 2011)               2,300,000       1,900,000       1,700,000
   Capitalized research and development costs               3,700,000       2,900,000       2,000,000
   Other                                                      400,000         100,000         400,000
                                                       --------------   -------------   -------------
   Total deferred tax assets                               33,000,000      25,500,000      18,800,000
   Valuation allowance for deferred tax assets            (33,000,000)    (25,500,000)    (18,800,000)
                                                       --------------   -------------     -----------
   Net deferred tax asset                              $           --   $          --   $          --
                                                       ==============   =============   =============

         The net valuation allowance increased by $7.4 million during the year ended December 31, 1994.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

9.       SUBSEQUENT EVENT

         In January 1997, the Company sold 2,000,000 shares of common stock for gross proceeds of $9.0 million, the proceeds of which are not reflected in the December 31, 1996 cash balance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item 10 concerning the directors and executive officers of the Company is incorporated by reference from the information under the captions "Proposal One - Election of Directors:
Information With Respect to Nominees" and "Executive Compensation and Other Information - Directors and Executive Officers" in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders (the Proxy Statement).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information required by this Item 10 as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM  11.         EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Proxy Statement.

ITEM  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference from the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated by reference from the information under the caption "Executive Compensation and Other Information - Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM  14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      (1)      Financial Statements

                  The following Financial Statements together with the Report of Independent Auditors are filed as part of this Form 10-K under
                  Item 8 above:

                  Report of Independent Auditors

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Operations for each of the years ended December 31, 1996, 1995 and 1994

                  Statement of Stockholders' Equity for each of the years ended December 31, 1994, 1995 and 1996

                  Statements of Cash Flows for each of the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

(a)      (2)      Financial Statement Schedules

                  No financial statement schedules are included because they are not required or the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

(c)      Exhibits

         Exhibit No.       Description

         3.1(5)            Restated Certificate of Incorporation, as filed with
                           the Delaware Secretary of State on October 1, 1993.
         3.2(8)            Amended and Restated By-Laws, as amended May 23,
                           1996.
         4.1(8)            Certificate of Designation of Preferences of Series
                           A Preferred Stock of the Registrant, as filed with
                           the Delaware Secretary of State on July 27, 1996.
         10.1(1)(11)       1990 Stock Option Plan, as amended.
         10.2(1)(11)       1992 Stock Option Plan.
         10.3(1)(11)       401(k) Plan.
         10.4(1)(11)       Form of Stock Purchase Agreement.
         10.5(1)(11)       Form of Stock Option Agreement.
         10.6(1)           Form of Confidentiality Agreement-Employees &
                           Consultants.
         10.7(1)           Form of Confidentiality Agreement-Strategic Planning.
         10.8(1)           Form of Indemnification Agreement.
         10.9(1)(11)       Form of Employment Agreement.
         10.10(1)          Form of Agreement with Scientific Strategy Team
                           Members.
         10.11(1)          Form of Proprietary Information and Inventions
                           Agreement-Employees.
         10.12(1)          Form of Proprietary Information and Inventions
                           Agreement-Consultants.

         10.13(1)          Letter Agreements dated December 8, 1989, May 30,
                           1990, June 21, 1990, August 24, 1990 and July 22,
                           1991, between Shaman and National Institute of
                           Allergy and Infectious Diseases.
         10.14(1)(10)      License Agreement dated February 8, 1990, between
                           Shaman and Dr. Michael Tempesta.
         10.15(1)(11)      Stock Purchase Agreement dated June 15, 1990, between
                           Shaman and Lisa A. Conte.
         10.16(1)          Master Equipment Lease Agreement dated September 28,
                           1990, between Shaman and MMC/GATX Partnership No. I,
                           with related schedules.
         10.17(1)          Series B Preferred Stock Warrants dated September 28,
                           1990 and June 28, 1991, issued to MMC/GATX
                           Partnership No. I.
         10.18(1)(10)      License Agreement dated December 5, 1990, as amended
                           January 19, 1992, between Shaman and the University
                           of British Columbia.
         10.19(1)          Master Equipment Lease Agreement dated December 26,
                           1990, between Shaman and Lease Management Services,
                           Inc.
         10.20(1)          Master Equipment Lease Agreement dated April 22,
                           1991, between Shaman and Industrial Way I Limited
                           Partnership.
         10.21(1)(10)      Contract Services Agreement dated May 23, 1991,
                           February 1, 1992, February 4, 1992, September 23,
                           1992 and October 30, 1992, between Shaman and New
                           Drug Services, Inc.
         10.22(1)(10)      License Agreement dated September 25, 1991, between
                           Shaman and Inverni della Beffa SpA.
         10.23(1)(10)      Manufacturing Agreement dated September 25, 1991
                           between Shaman and Indena SpA.
         10.24(1)(10)      Master Clinical Trial Agreement dated September 30,
                           1991 between Shaman and International Drug
                           Registration, Inc.
         10.25(1)          Series D Preferred Stock Warrant dated February 3,
                           1992, issued to MMC/GATX Partnership No. I.
         10.26(1)(10)      Supply Agreement dated June 1, 1992.
         10.27(1)(10)      Supply Agreement dated June 1, 1992.
         10.28(2)          Screening Agreement dated August 31, 1992, as amended
                           June 2, 1993, between Shaman and Merck Research
                           Laboratories.
         10.29(1)(10)      Agreement dated October 16, 1992, between Shaman and
                           International Medical Technical Consultants, Inc.
         10.30(4)(10)      Research Agreement dated October 21, 1992, as amended
                           April 27, 1994, between Shaman and Eli Lilly and
                           Company.
         10.31(1)          Registration Rights Agreement dated October 22, 1992,
                           as amended December 14, 1992, between Shaman and
                           certain holders of preferred stock of Shaman.
         10.32(1)          Industrial Lease Agreement dated January 1, 1993,
                           between Shaman and Grand/Roebling Investment Company.
         10.33(1)          Three Party Agreement dated as of January 1, 1993,
                           by and among Berlex Laboratories, Inc., Shaman and
                           Grand/Roebling Investment Company.
         10.34(2)(10)      Letter Agreement dated March 1, 1993, between Shaman
                           and Lederle-Praxis Biologicals, Division of American
                           Cynamide Corporation.
         10.35(3)          Contract Service Agreements dated May 10, 1993,
                           between Shaman and R.C. Benson & Sons, Inc.
         10.36(3)(10)      Clinical Trial Agreement dated July 21, 1993, between
                           Shaman and the University of Rochester.
         10.37(3)(10)      Letter Agreement dated August 24, 1993, between
                           Shaman and University of Michigan.
         10.38(3)(10)      Laboratory Services Agreement dated September 1,
                           1993, between Shaman and Hazelton Washington, Inc.
         10.39(3)          Loan and Security Agreement dated September 27, 1993,
                           between Shaman and Household Commercial of California.
         10.40(3)          Master Equipment Lease Agreement dated September 30,
                           1993, between Shaman and MMC/GATX Partnership No. I, with related schedules.
         10.41(3)          Common Stock Warrant dated September 30, 1993,
                           issued to MMC/GATX Partnership No. I.

         10.42(3)          Common Stock Warrant dated October 5, 1993, issued to
                           Meier Mitchell & Co.
         10.43(5)(10)      Joint Research and Product Development Agreement,
                           dated May 24, 1995, by and between Ono Pharmaceutical
                           Co., Ltd. and Registrant.
         10.43(a)(9)       Amendment Agreement, dated December 4, 1996, to the
                           Joint Research and Product Development Agreement by
                           and between Ono Pharmaceutical Co., Ltd. and
                           Registrant.
         10.44(5)(10)      License Agreement, dated June 8, 1995, by and between
                           Bayer AG and Registrant.
         10.45(6)(10)      Development Agreement, dated January 11, 1996, by and
                           between Abbott Laboratories and Registrant.
         10.46(6)          Loan Agreement, dated October 20, 1995, by and
                           between The Daiwa Bank, Limited and Registrant.
         10.47(6)          Assignment and Assumption, dated February 2, 1996,
                           between The Daiwa Bank, Limited and The Sumitomo
                           Bank, Limited.
         10.48(7)          Letter dated March 29, 1996 from The Sumitomo Bank,
                           Limited to the Registrant amending the Loan Agreement
                           dated October 20, 1995.
         10.49(8)(10)      Subscription Agreement dated July 25, 1996 by and
                           between the Registrant and Fletcher International
                           Limited.
         10.50(9)(10)      Joint Research and Product Development and
                           Commercialization Agreement dated September 23, 1996,
                           by and between Lipha, Lyonnaise Industrielle
                           Pharmaceutique s.a. and the Registrant.
         10.51(9)(10)      Stock Purchase Agreement dated September 23, 1996,
                           by and between Lipha, Lyonnaise Industrielle
                           Pharmaceutique s.a. and the Registrant.
         23.1              Consent of Ernst & Young LLP, Independent Auditors.
         24.1              Power of Attorney (included under the caption
                           "Signatures").
         27                Financial Data Schedule.

----------------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-55892 which was declared effective January 26, 1993.
(2) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
(3) Incorporated by reference to exhibits filed on November 10, 1993 with Registrant's Registration Statement on Form S-1, File No. 33-71506.
(4) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
(5) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as amended.
(6) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as amended.
(9) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended.
(10) Confidential treatment has been granted with respect to certain portions of these agreements.
(11)     Management contract or compensation plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 11, 1997

                                  Shaman Pharmaceuticals, Inc.



                                  By:         /s/ Lisa A. Conte
                                     ------------------------------------------
                                     Lisa A. Conte
                                     President, Chief Executive Officer and
                                     Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Lisa A. Conte and
G. Kirk Raab, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to said Registration Statement (including post-effective amendments and registration statements filed pursuant to Rule 462 and otherwise), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                    Title                                      Date
            ---------                                    -----                                      ----

/s/ Lisa A. Conte                            President, Chief Executive Officer,             March 11, 1997
--------------------------------             Chief Financial Officer and Director
Lisa A. Conte                                (principal executive and financial officer)


/s/ Herbert H. McDade, Jr.                   Director                                        March 11, 1997
--------------------------------
Herbert H. McDade, Jr.


/s/ G. Kirk Raab                             Chairman of the Board                           March 11, 1997
--------------------------------
G. Kirk Raab


/s/ M. David Titus                           Director          March 11, 1997
--------------------------------
M. David Titus


/s/ John A. Young                            Director          March 11, 1997
--------------------------------
John A. Young

                                EXHIBIT INDEX

         Exhibit No.       Description

         3.1(5)            Restated Certificate of Incorporation, as filed with
                           the Delaware Secretary of State on October 1, 1993.
         3.2(8)            Amended and Restated By-Laws, as amended May 23,
                           1996.
         4.1(8)            Certificate of Designation of Preferences of Series
                           A Preferred Stock of the Registrant, as filed with
                           the Delaware Secretary of State on July 27, 1996.
         10.1(1)(11)       1990 Stock Option Plan, as amended.
         10.2(1)(11)       1992 Stock Option Plan.
         10.3(1)(11)       401(k) Plan.
         10.4(1)(11)       Form of Stock Purchase Agreement.
         10.5(1)(11)       Form of Stock Option Agreement.
         10.6(1)           Form of Confidentiality Agreement-Employees &
                           Consultants.
         10.7(1)           Form of Confidentiality Agreement-Strategic Planning.
         10.8(1)           Form of Indemnification Agreement.
         10.9(1)(11)       Form of Employment Agreement.
         10.10(1)          Form of Agreement with Scientific Strategy Team
                           Members.
         10.11(1)          Form of Proprietary Information and Inventions
                           Agreement-Employees.
         10.12(1)          Form of Proprietary Information and Inventions
                           Agreement-Consultants.

         10.13(1)          Letter Agreements dated December 8, 1989, May 30,
                           1990, June 21, 1990, August 24, 1990 and July 22,
                           1991, between Shaman and National Institute of
                           Allergy and Infectious Diseases.
         10.14(1)(10)      License Agreement dated February 8, 1990, between
                           Shaman and Dr. Michael Tempesta.
         10.15(1)(11)      Stock Purchase Agreement dated June 15, 1990, between
                           Shaman and Lisa A. Conte.
         10.16(1)          Master Equipment Lease Agreement dated September 28,
                           1990, between Shaman and MMC/GATX Partnership No. I,
                           with related schedules.
         10.17(1)          Series B Preferred Stock Warrants dated September 28,
                           1990 and June 28, 1991, issued to MMC/GATX
                           Partnership No. I.
         10.18(1)(10)      License Agreement dated December 5, 1990, as amended
                           January 19, 1992, between Shaman and the University
                           of British Columbia.
         10.19(1)          Master Equipment Lease Agreement dated December 26,
                           1990, between Shaman and Lease Management Services,
                           Inc.
         10.20(1)          Master Equipment Lease Agreement dated April 22,
                           1991, between Shaman and Industrial Way I Limited
                           Partnership.
         10.21(1)(10)      Contract Services Agreement dated May 23, 1991,
                           February 1, 1992, February 4, 1992, September 23,
                           1992 and October 30, 1992, between Shaman and New
                           Drug Services, Inc.
         10.22(1)(10)      License Agreement dated September 25, 1991, between
                           Shaman and Inverni della Beffa SpA.
         10.23(1)(10)      Manufacturing Agreement dated September 25, 1991
                           between Shaman and Indena SpA.
         10.24(1)(10)      Master Clinical Trial Agreement dated September 30,
                           1991 between Shaman and International Drug
                           Registration, Inc.
         10.25(1)          Series D Preferred Stock Warrant dated February 3,
                           1992, issued to MMC/GATX Partnership No. I.
         10.26(1)(10)      Supply Agreement dated June 1, 1992.
         10.27(1)(10)      Supply Agreement dated June 1, 1992.
         10.28(2)          Screening Agreement dated August 31, 1992, as amended
                           June 2, 1993, between Shaman and Merck Research
                           Laboratories.
         10.29(1)(10)      Agreement dated October 16, 1992, between Shaman and
                           International Medical Technical Consultants, Inc.
         10.30(4)(10)      Research Agreement dated October 21, 1992, as amended
                           April 27, 1994, between Shaman and Eli Lilly and
                           Company.
         10.31(1)          Registration Rights Agreement dated October 22, 1992,
                           as amended December 14, 1992, between Shaman and
                           certain holders of preferred stock of Shaman.
         10.32(1)          Industrial Lease Agreement dated January 1, 1993,
                           between Shaman and Grand/Roebling Investment Company.
         10.33(1)          Three Party Agreement dated as of January 1, 1993,
                           by and among Berlex Laboratories, Inc., Shaman and
                           Grand/Roebling Investment Company.
         10.34(2)(10)      Letter Agreement dated March 1, 1993, between Shaman
                           and Lederle-Praxis Biologicals, Division of American
                           Cynamide Corporation.
         10.35(3)          Contract Service Agreements dated May 10, 1993,
                           between Shaman and R.C. Benson & Sons, Inc.
         10.36(3)(10)      Clinical Trial Agreement dated July 21, 1993, between
                           Shaman and the University of Rochester.
         10.37(3)(10)      Letter Agreement dated August 24, 1993, between
                           Shaman and University of Michigan.
         10.38(3)(10)      Laboratory Services Agreement dated September 1,
                           1993, between Shaman and Hazelton Washington, Inc.
         10.39(3)          Loan and Security Agreement dated September 27, 1993,
                           between Shaman and Household Commercial of California.
         10.40(3)          Master Equipment Lease Agreement dated September 30,
                           1993, between Shaman and MMC/GATX Partnership No. I, with related schedules.
         10.41(3)          Common Stock Warrant dated September 30, 1993,
                           issued to MMC/GATX Partnership No. I.

         10.42(3)          Common Stock Warrant dated October 5, 1993, issued to
                           Meier Mitchell & Co.
         10.43(5)(10)      Joint Research and Product Development Agreement,
                           dated May 24, 1995, by and between Ono Pharmaceutical
                           Co., Ltd. and Registrant.
         10.43(a)(9)       Amendment Agreement, dated December 4, 1996, to the
                           Joint Research and Product Development Agreement by
                           and between Ono Pharmaceutical Co., Ltd. and
                           Registrant.
         10.44(5)(10)      License Agreement, dated June 8, 1995, by and between
                           Bayer AG and Registrant.
         10.45(6)(10)      Development Agreement, dated January 11, 1996, by and
                           between Abbott Laboratories and Registrant.
         10.46(6)          Loan Agreement, dated October 20, 1995, by and
                           between The Daiwa Bank, Limited and Registrant.
         10.47(6)          Assignment and Assumption, dated February 2, 1996,
                           between The Daiwa Bank, Limited and The Sumitomo
                           Bank, Limited.
         10.48(7)          Letter dated March 29, 1996 from The Sumitomo Bank,
                           Limited to the Registrant amending the Loan Agreement
                           dated October 20, 1995.
         10.49(8)(10)      Subscription Agreement dated July 25, 1996 by and
                           between the Registrant and Fletcher International
                           Limited.
         10.50(9)(10)      Joint Research and Product Development and
                           Commercialization Agreement dated September 23, 1996,
                           by and between Lipha, Lyonnaise Industrielle
                           Pharmaceutique s.a. and the Registrant.
         10.51(9)(10)      Stock Purchase Agreement dated September 23, 1996,
                           by and between Lipha, Lyonnaise Industrielle
                           Pharmaceutique s.a. and the Registrant.
         23.1              Consent of Ernst & Young LLP, Independent Auditors.
         24.1              Power of Attorney (included under the caption
                           "Signatures").
         27                Financial Data Schedule.

----------------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-55892 which was declared effective January 26, 1993.
(2) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
(3) Incorporated by reference to exhibits filed on November 10, 1993 with Registrant's Registration Statement on Form S-1, File No. 33-71506.
(4) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
(5) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as amended.
(6) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as amended.
(9) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended.
(10) Confidential treatment has been granted with respect to certain portions of these agreements.
(11)     Management contract or compensation plan.