Form 10-K/A
period 1996-12-31
SHAMAN PHARMACEUTICALS INC
filed 1997-03-13
CIK 891933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

         The Company expects to incur substantial additional costs relating to the continued preclinical and clinical testing of its products, regulatory activities and research and development programs. The Company anticipates that its cash, cash equivalents and investment balances of approximately $16.5 million at December 31, 1996, the collaborative revenue committed by Lipha/Merck and Ono, Lipha/Merck's commitment to purchase additional equity, Shaman's additional rights to sell Common Stock under the 1996 Private Placement, and proceeds from the registered direct public offering in January 1997 (see Note 9 to Notes to Financial Statements -- Subsequent Event) will be adequate to fund operations, including payments due under long-term obligations, through the first quarter of 1998. Milestone payments which may be received by the Company from Ono and Lipha/Merck would extend the Company's capacity to finance its operations beyond that time. However, there can be no assurances that these milestones will be achieved, nor that additional funding, if needed, will be available on reasonable terms, or at all.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 12, 1997

                                  Shaman Pharmaceuticals, Inc.



                                  By:         /s/ Lisa A. Conte
                                     ------------------------------------------
                                     Lisa A. Conte
                                     President, Chief Executive Officer and
                                     Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                    Title                                      Date
            ---------                                    -----                                      ----

/s/ Lisa A. Conte                            President, Chief Executive Officer,             March 12, 1997
--------------------------------             Chief Financial Officer and Director
Lisa A. Conte                                (principal executive and financial officer)

          *                                  Director                                        March 12, 1997
--------------------------------
Herbert H. McDade, Jr.


          *                                  Chairman of the Board                           March 12, 1997
--------------------------------
G. Kirk Raab


           *                                 Director          March 12, 1997
--------------------------------
M. David Titus


           *                                 Director          March 12, 1997
--------------------------------
John A. Young


*By: /s/ LISA A. CONTE
     ___________________________
           Lisa A. Conte
        as attorney-in-fact


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