Form 10-Q
period 1997-03-31
SHAMAN PHARMACEUTICALS INC
filed 1997-05-08
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       Commission File Number: 0-21022


                   SHAMAN PHARMACEUTICALS, INC.
      (Exact name of registrant as specified in its charter)


                     Delaware                                     94-3095806
(State or other jurisdiction of incorporation of organization) (I.R.S. Employer
                                                          Identification Number)

213 East Grand Avenue, South San Francisco, California             94080
         (Address of principal executive offices)                (ZIP Code)


Registrant's telephone number, including area code:    415-952-7070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes               X                No

Number of shares of Common Stock, $.001 par value, outstanding as of April 30, 1997: 17,526,310

                    SHAMAN PHARMACEUTICALS, INC.

                         INDEX FOR FORM 10-Q

                           March 31, 1997


                                                                          PAGE
                                                                         NUMBER

PART I                FINANCIAL INFORMATION

Item 1.               Financial Statements and Notes

                      Condensed  Balance Sheets as of March 31, 1997 and   3
                      December 31, 1996

                      Condensed Statements of Operations for the           4
                      three months ended March 31, 1997 and March
                      31, 1996

                      Condensed Statements of Cash Flows for the           5
                      three months ended March 31, 1997 and March
                      31, 1996

                      Notes to Condensed Financial Statements              6

Item 2.               Management's   Discussion   and   Analysis  of       8
                      Financial Condition and Results of Operations


PART II               OTHER INFORMATION

Item 1.               Legal Proceedings                                   13

Item 2.               Changes in Securities                               13

Item 3.               Defaults in Senior Securities                       13

Item 4.               Submission  of Matters  to a Vote of  Security      13
                      Holders

Item 5.               Other Information                                   13

Item 6.               Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                                14

                                 2.

PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes


                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1997              1996
                                                   -----------     ------------
                                                   (Unaudited)        (Note)

   ASSETS

   Current assets:
     Cash and cash equivalents                     $ 16,012,857    $ 16,051,251
     Short-term investments                           1,480,015         481,677
     Prepaid expenses and other current assets          819,242         938,872
                                                   ------------    ------------


Total current assets                                 18,312,114      17,471,800
                                                    -----------    ------------

Property and equipment, net                           4,511,667       4,776,925


Other assets                                            128,080         128,080
                                                   ------------    ------------

Total assets                                       $ 22,951,861    $ 22,376,805
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and othe accrued expenses       $ 1,490,843     $ 1,445,616
   Accrued clinical trial costs                       1,046,625       1,233,014
   Accrued professional fees                            654,740         689,216
   Accrued compensation                                 316,435         332,738
   Advances - contract research                       1,008,605       1,883,605
   Current installments of long-term obligations      2,210,109       2,246,795
                                                   ------------    ------------
Total current liabilities                             6,727,357       7,830,984

Long-term obligations, excluding                      2,060,923       2,568,931
current installments

Stockholders' equity:
   Series A preferred stock                                 400             400
   Common stock                                          15,921          13,921
   Additional paid-in capital                       103,117,239      94,604,455
   Deferred compensation and other adjustments         (366,594)        (20,250)
   Accumulated deficit                              (88,603,385)    (82,621,636)
                                                   ------------    ------------
Total stockholders' equity                           14,163,581      11,976,890
                                                   ------------    ------------

Total liabilities and stockholders'equity          $ 22,951,861    $ 22,376,805
                                                   ============    ============


   NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                -------------------------------

                                                     1997              1996
                                                 ------------      ------------

Revenue from collaborative agreements               $  875,000       $  500,000

Operating expenses:
  Research and development                           6,015,368        4,798,371
  General and administrative                           991,099          868,203
                                                    ----------       ----------
Total operating expenses                             7,006,467        5,666,574
                                                    ----------       ----------
Loss from operation                                 (6,131,467)      (5,166,574)

Other income (expense):

  Interest income                                      251,112          318,104
  Interest expense                                    (101,394)        (162,265)
                                                    ----------       ----------
Net loss                                          $ (5,981,749)    $ (5,010,735)
                                                   ===========      ===========

Net loss per share                                       (0.39)           (0.38)
                                                  ============     ============

Shares used in calculation of                       15,455,000       13,334,000
   net loss per shar                              ============     ============





See Notes to condensed financial statements.


                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                               --------------------------------

                                                    1997               1996
                                               -------------      -------------

Operating activities:

Net loss                                           $ (5,981,749)   $ (5,010,735)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                       557,663         656,589

Changes in operating assets and liabilities:

    Prepaid expenses, other current assets
    and other assets                                    119,630         115,687

    Accounts payable, accrued expenses and
    contract research advances                       (1,066,941)       (652,303)
                                                   ------------    ------------
Net cash used in operating activities                (6,371,397)     (4,890,762)
                                                   ------------    ------------

Investing activities:

  Purchases of short-term investments                (1,024,373)     (6,388,869)

  Maturities of available-for-sale investments               --      10,333,314

  Capital expenditures                                 (210,057)       (408,793)
                                                   ------------    ------------
Net cash provided by investing activities            (1,234,430)      3,535,652
                                                   ------------    ------------

Financing activities:

  Proceeds from issuance of common stock              8,112,127         109,544

  Proceeds from long-term obligations                        --         600,000

  Principal payments on long-term obligations          (544,694)       (185,985)
                                                   ------------    ------------
Net cash provided by financing activities             7,567,433         523,559
                                                   ------------    ------------

Net decrease in cash and cash equivalents               (38,394)       (831,551)

Cash and cash equivalents at beginning of period     16,051,251       9,210,123
                                                   ------------    ------------
Cash and cash equivalents at end of period         $ 16,012,857     $ 8,378,572
                                                   ============    ============






See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)

1.    Basis of Presentation

      Shaman is a leader in the identification and development of novel pharmaceutical products for the treatment of human diseases through the isolation and optimization of active compounds found in tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of watery diarrhea; Virend, a topical antiviral for the treatment of herpes; and nikkomycin Z, an oral antifungal for the treatment of endemic mycoses. Shaman has collaborations for the development of its diabetes drugs with Lipha s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

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

      This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 13, 1997.

2.    Common Stock Equity Financing

      In January 1997, the Company sold 2,000,000 shares of Common Stock at $4.50 per share in a registered direct public offering for gross proceeds of $9.0 million. The net proceeds of approximately $8.11 million from this offering will be used for continued research and clinical development of the Company's existing product candidates.

3.    Loss per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company does not anticipate any material impact on the calculated loss per share because stock options and warrants are currently excluded from the computation as their effect is antidilutive.

4.    Subsequent Event

      Equity Financing

      In April 1997, the Company sold 1,600,000 shares of Common Stock at $4.97 per share in a registered direct public offering, marketed solely by the Company, which yielded gross proceeds of $7.95 million. The offering price was based on a 20-day volume weighted average closing sale price of Shaman's Common Stock. The net proceeds of approximately $7.75 million from this offering will be used for the continued research and clinical development of the Company's existing product candidates. Proceeds from this offering are not reflected in the March 31, 1997 cash balance.

                          SHAMAN PHARMACEUTICALS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Shaman is a leader in the identification and development of novel pharmaceutical products for the treatment of human diseases through the isolation and optimization of active compounds found in tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of watery diarrhea; Virend, a topical antiviral for the treatment of herpes; and nikkomycin Z, an oral antifungal for the treatment of endemic mycoses. Shaman has collaborations for the development of its diabetes drugs with Lipha s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

      The Company began operations in March 1990. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company's accumulated deficit at March 31, 1997, was approximately $88.6 million. Shaman expects to continue to incur substantial and increasing losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and its ongoing research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. Shaman has financed its research, development and administrative activities through various private placements of its equity securities, an initial public offering of Common Stock in January 1993, a follow-on offering in December 1993, a registered direct public offering in January 1997, a registered direct public offering in April 1997, collaborative agreements with pharmaceutical companies and, to a lesser extent, through loans and equipment and leasehold improvement financings.

Results of Operations for the Quarters Ended March 31, 1997 and 1996

      The Company recorded collaborative revenues of $875,000 and $500,000 for the quarters ended March 31, 1997 and 1996, respectively. Revenues for the three-month period ended March 31, 1997 resulted from the Company's ongoing research funding from Ono and research funding from Shaman's collaboration with Lipha/Merck. Revenues for the three-month period ended March 31, 1996 resulted solely from the Company's ongoing research funding from Ono. The Company expects that revenues from collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new products are partnered for development and commercialization.

      The Company incurred research and development expenses of $6.0 million and $4.8 million for the quarters ended March 31, 1997 and 1996, respectively. This increase is primarily attributable to the Company's increased spending on Provir, partially offset by decreased funding of the development of nikkomycin
Z. Research and development expenses are likely to increase in 1997 as products continue through development while the Company maintains an active diabetes research program.

      General and administrative expenses were $991,000 and $868,000 for the quarters ended March 31, 1997 and 1996, respectively. This increase is primarily attributable to costs associated with adjustment in compensation as well as increased legal fees due to the Company's financing activities. The Company's expanded research and clinical activities are not expected to require commensurate increases in general and administrative support and expense.

      Interest income was $251,000 and $318,000 for the quarters ended March 31, 1997 and 1996, respectively. Interest income decreased for the period ended March 31, 1997, compared with the period ended March 31, 1996, due to lower average cash and investment balances as the Company continues to fund its operations. Interest expense decreased for the period ended March 31, 1997, compared with the period ended March 31, 1996 due to lower average debt balance.

Liquidity and Capital Resources

      In April 1997, the Company sold 1,600,000 shares of Common Stock at $4.97 per share in a registered direct public offering, marketed solely by the Company, which yielded gross proceeds of $7.95 million, the proceeds of which are not reflected in the March 31, 1997 cash balance. The offering price was based on a 20-day volume weighted average closing sale price of Shaman's Common Stock. The net proceeds of approximately $7.75 million from this offering will be used for the continued research and clinical development of the Company's existing product candidates.

      In January 1997, the Company sold 2,000,000 shares of Common Stock in a registered direct public offering for gross proceeds of $9.0 million. The net proceeds of approximately $8.11 million from this offering will be used for the continued research and clinical development of the Company's existing product candidates.

      As of March 31, 1997, the Company's cash, cash equivalents, and short-term investments totaled $17.5 million, compared with $16.5 million at December 31, 1996, with an average investment maturity of five months at both dates. The Company invests excess cash according to its investment policy that provides guidelines with regard to liquidity, type of investment, credit rating and concentration limits.

      In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's Common Stock at the time of purchase. Complete research funding under the collaboration is dependent upon the initiation of human clinical trials of at least one compound by September 23, 1998. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all preclinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

      In July 1996, the Company closed a private placement (the "1996 Private Placement") pursuant to Regulation S under the Securities Exchange Act of 1933, as amended, in which it received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Convertible Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of the Company's Common Stock at an exercise price of $10.184 per share. In addition to the sale of Preferred Stock and warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of Common Stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's Common Stock price at the time of sale. If the Company exercises this right, the investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares.

      The Company expects to incur substantial additional costs relating to the continued preclinical and clinical testing of its products, regulatory activities and research and development programs. The Company believes that its cash, cash equivalents and investment balances of approximately $17.5 million at March 31, 1997, the collaborative revenue committed by Lipha/Merck and Ono, Lipha/Merck's commitment to purchase additional equity, Shaman's additional rights to sell Common Stock under the 1996 Private Placement, and proceeds from its April 1997 registered direct public offering (see Note 4 to Notes to Condensed Financial Statements -- Subsequent Event) will be adequate to fund operations, including payments due under long-term obligations, through the third quarter of 1998. Milestone payments which may be received by the Company from Ono and Lipha/Merck would extend the Company's capacity to finance its operations beyond that time. However, there can be no assurances that these milestones will be achieved, nor that additional funding, if needed, will be available on reasonable terms, or at all.

Future Outlook

In addition to historical information, this report contains predictions, estimates, and other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below under the caption "Risk Factors" and elsewhere in this report and in the Company's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 13, 1997.

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

           None.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other information

           The Company accepted the resignation of Ms. Barbara J. Goodrich, Vice
           President and Chief Financial Officer, effective February 28, 1997.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.         Description

           27                  Financial Data Schedule

(b)        No current reports on Form 8-K were filed during the quarter ended
           March 31, 1997.

                                   13.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 7, 1997


                               Shaman Pharmaceuticals, Inc.
                               (Registrant)



                               /s/   Lisa A. Conte
                               Lisa A. Conte
                               President, Chief Executive Officer and Chief
                               Financial Officer
                               (principal executive officer & principal
                               financial and accounting officer)