Form 10-Q
period 1997-06-30
SHAMAN PHARMACEUTICALS INC
filed 1997-08-14
CIK 891933

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                 OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       Commission File Number: 0-21022


                    SHAMAN PHARMACEUTICALS, INC.
       (Exact name of registrant as specified in its charter)


                     Delaware                                      94-3095806
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                          Identification Number)

213 East Grand Avenue, South San Francisco, California         94080
      (Address of principal executive offices)              (ZIP Code)


Registrant's telephone number, including area code:         415-952-7070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes          X                     No

Number of shares of Common Stock, $.001 par value, outstanding as of July 31, 1997: 17,538,952

                      SHAMAN PHARMACEUTICALS, INC.

                          INDEX FOR FORM 10-Q

                             June 30, 1997

                                                                            PAGE
                                                                          NUMBER

PART I                FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Condensed  Balance Sheets as of June 30, 1997            3
                      and December 31, 1996


                      Condensed Statements of Operations for the               4
                      three and six months ended June 30, 1997 and
                      June 30, 1996

                      Condensed Statements of Cash Flows for the               5
                      six months ended June 30, 1997 and June 30,
                      1996

                      Notes to Condensed Financial Statements                  6

Item 2.               Management's   Discussion   and  Analysis  of            8
                      Financial Condition and Results of Operations


PART II               OTHER INFORMATION

Item 1.               Legal Proceedings                                       15

Item 2.               Changes in Securities                                   15

Item 3.               Defaults in Senior Securities                           15

Item 4.               Submission  of Matters to a Vote of  Security           15
                      Holders

Item 5.               Other Information                                       16

Item 6.               Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                                    19



PART I.  FINANCIAL INFORMATION.

      Item 1.  Financial Statements

                      SHAMAN PHARMACEUTICALS, INC.
                        CONDENSED BALANCE SHEETS

                                                  June 30,         December 31,
                                                    1997              1996
                                                 ----------       ------------
                                                 (Unaudited)
    ASSETS

Current assets:
   Cash and cash equivalents                      $ 19,114,053    $  16,051,251

   Short-term investments                            4,541,359          481,677
   Prepaid expenses and other current assets           530,570          938,872
                                                    ----------       ----------

Total current assets                                24,185,982       17,471,800

Property and equipment, net                          4,416,729        4,776,925

Other assets                                           128,080          128,080
                                                   -----------      -----------

Total assets                                      $ 28,730,791     $ 22,376,805
                                                 =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other                      $ 1,567,941      $ 1,445,616
    accrued expenses
   Accrued clinical trial costs                        461,383        1,233,014
   Accrued professional fees                           894,302          689,216
   Accrued compensation                                212,038          332,738
   Advances - contract research                      2,133,605        1,883,605
   Current installments of long-term                 2,453,652        2,246,795
    obligations
                                                   -----------      -----------

Total current liabilities                            7,722,921        7,830,984

Long-term obligations, excluding                     5,261,726        2,568,931
current installments

Stockholders' equity:
   Preferred stock                                         400              400
   Common stock                                         17,531           13,921
   Additional paid-in capital                      110,988,052       94,604,455
   Deferred compensation and other                    (400,023)         (20,250)
    adjustments
   Accumulated deficit                             (94,859,816)     (82,621,636)
                                                   -----------      -----------

Total stockholders' equity                          15,746,144       11,976,890
                                                   -----------      -----------

Total liabilities and stockholders'              $  28,730,791    $  22,376,805
equity
                                                    ==========       ==========

   NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See notes to condensed financial statements.


                      SHAMAN PHARMACEUTICALS, INC.
                   CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)



                       Three Months Ended June 30,     Six Months Ended June 30,
                       --------------------------      ------------------------

                              1997         1996            1997         1996
                           ----------   ----------      ----------   ----------

Revenue from collaborative
  agreements                  $875,000    $500,000      $1,750,000   $1,000,001

Operating expenses:
Research and development     5,537,830   4,672,565      11,553,198    9,470,936

General and administrative   1,718,247     904,271       2,709,346    1,772,474
                            ----------  ----------      ----------   ----------

Total operating expenses     7,256,077   5,576,836      14,262,544   11,243,410
                             ---------   ---------      ----------   ----------

Loss from operations        (6,381,077) (5,076,835)    (12,512,544) (10,243,409)

Other income(expense):

    Interest income            303,628     269,654         554,740      587,758
    Interest expense          (178,989)   (163,743)       (280,383)    (326,008)
                             ---------- ----------      ----------   ----------

Net loss                   $(6,256,438)$(4,970,924)   $(12,238,187) $(9,981,659)
                           ============ ===========   ============ ============

Net loss per share         $     (0.36) $    (0.37)    $     (0.75) $     (0.75)
                           =========== ===========    ============  ===========

Shares used in calculation
of net loss per share       17,263,000  13,378,000      16,359,000   13,356,000

                           =========== ===========     ===========  ===========




   See notes to condensed financial statements.



                      SHAMAN PHARMACEUTICALS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
            Increase (Decrease) in Cash and Cash Equivalents
                              (Unaudited)


                                                      Six Months Ended June 30,
                                                   ----------------------------

                                                       1997            1996
                                                   -----------     ------------

Operating activities:

Net loss                                          $ (12,238,190)   $ (9,981,659)


Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                     1,018,331       1,289,613

    Changes in operating assets and liabilities:

      Prepaid expenses, other current assets and
         other assets                                   408,302        (148,930)

      Accounts payable, accrued expenses and
        contract research advances                     (314,910)        646,632
                                                    -----------     -----------

Net cash used in operating activities                (11,126,467)    (8,194,344)
                                                    ------------   ------------


Investing activities:

  Purchases of short and long-term investments       (5,051,129)    (10,951,386)

  Maturities of available-for-sale investments          986,097      17,833,314

  Capital expenditures                                 (543,908)       (652,290)
                                                    -----------     -----------


Net cash provided (used in) by investing activities  (4,608,940)      6,229,638



Financing activities:

  Proceeds from issuance of common stock             15,898,557         312,438

  Proceeds from long-term obligations                 5,000,000         600,000

  Principal payments on long-term obligations        (2,100,348)       (691,696)
                                                    -----------     -----------
Net cash provided by (used in) financing activities  18,798,209         220,742



Net increase (decrease) in cash and cash equivalents  3,062,802      (1,743,964)


Cash and cash equivalents at beginning of period     16,051,251       9,210,123
                                                    -----------     -----------

Cash and cash equivalents at end of period         $ 19,114,053     $ 7,466,159
                                                   ============    ============



See notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)



1. Basis of Presentation

         Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of watery diarrhea; Virend, a topical antiviral for the treatment of herpes; and nikkomycin Z, an oral antifungal for the treatment of endemic mycoses. Shaman also has an active Type II diabetes research program which serves as the basis for its collaborations with Lipha, Lyonnaise Industrielle Pharmaceutique s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

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

2.       Common Stock Equity Financing

         In April 1997, the Company sold 1,600,000 shares of Common Stock at $4.97 per share in a registered direct public offering, marketed solely by the Company, which yielded gross proceeds of $7.95 million. The offering price was based on a 20-day volume weighted average closing sale price of Shaman's Common Stock. The net proceeds of approximately $7.75 million from the offering will be used for the continued research and clinical development of the Company's existing product candidates.

3.   Secured Loan

     In May 1997, the Company obtained a $5.0 million term loan to payoff pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development of the Company's existing product candidates. The loan is payable in thirty-six (36) equal monthly installments and the interest rate is 14.58%. The lender was granted warrants to purchase 200,000 shares of the Company's Common Stock at $6.25 per share, which are exercisable over a ten (10) year period.

4.       Loss per Share

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

5.       Subsequent Event

         Senior Convertible Notes


         In June 1997, the Company entered into Note Purchase Agreements with several investors pursuant to which it will issue $10.0 million of senior convertible notes (the "1997 Private Placement"). After deducting approximately $400,000 in expenses and fees (plus the issuance from such issuance of equivalent notes to the placement agent in the principal amount of $400,000), the net proceeds to the Company will be approximately $9.6 million. The notes will mature in July 2000, and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at the option of the Company. Initially, the notes are convertible into Common Stock of the Company at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price will not be less than $5.50 per share. Starting in November 1997, the notes are convertible into Common Stock of the Company at a 10% discount from the low trading price during a designated time period prior to the conversion. On July 23, 1997, the Company filed a registration statement for the resale of shares issued upon conversion of these notes. The private placement will close at such time as the registration statement is declared effective by the Securities and Exchange Commission (the "Commission").

         At the date of issuance of the Notes, an allocation of a portion of the proceeds of the Notes equal to the intrinsic value of the conversion feature that is "in the money" will be reflected as a non-cash charge to interest expense. Such charge will be reflected in the third quarter ended September 30, 1997. The Company believes this accounting treatment is consistent with that required by the Commission.

                          SHAMAN PHARMACEUTICALS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of watery diarrhea; Virend, a topical antiviral for the treatment of herpes; and nikkomycin Z, an oral antifungal for the treatment of endemic mycoses. Shaman also has an active Type II diabetes research program which serves as the basis for its collaborations with Lipha, Lyonnaise Industrielle Pharmaceutique s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

         The Company began operations in March 1990. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company's accumulated deficit at June 30, 1997, was approximately $94.9 million. Shaman expects to continue to incur substantial and increasing losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and its ongoing research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. Shaman has financed its research, development and administrative activities through various private placements of its equity securities, an initial public offering of Common Stock in January 1993, a follow-on offering in December 1993, a registered direct public offering in January 1997, a registered direct public offering in April 1997, a secured loan in May 1997, collaborative agreements with pharmaceutical companies and, to a lesser extent, through equipment and leasehold improvement lease financings.

Results of Operations

Six Months Ended June 30, 1997 and June 30, 1996

         The Company recorded collaborative revenues of $875,000 and $500,000 for the quarters ended June 30, 1997 and 1996, respectively, and $1,750,000 and $1,000,000 for the six months ended June 30, 1997 and 1996, respectively. Revenues for the quarter and six months ended June 30, 1997 resulted from the Company's on-going research funding from Ono and research funding from Shaman's collaboration with Lipha/Merck. Revenues for the quarter and six months ended June 30, 1996 resulted solely from the Company's ongoing research funding from Ono. The Company expects that revenues from collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new products are partnered for development and commercialization.

         Research and development expenses were $5,538,000 and $4,673,000 for the quarters ended June 30, 1997 and 1996, respectively, and $11,553,000 and $9,471,000 for the six months ended June 30, 1997 and 1996, respectively. This increase reflects additional funding for the clinical development of Provir, partially offset by a decrease in expenditures for the Company's Virend and nikkomycin Z development programs. Research and development expenses are likely to increase in 1997 as products continue through development and the Company maintains an active diabetes research program.

         General and administrative expenses were $1,718,000 and $904,000 for the quarters ended June 30, 1997 and 1996, respectively, and $2,709,000 and $1,772,000 for the six months ended June 30, 1997 and 1996, respectively. This increase is primarily attributable to additional legal expenses related to certain disputes relating to the Company's intellectual property rights as well as increased expenses associated with market research for the Company's lead product, Provir. The Company's general and administrative expenses are likely to increase in 1997 as a result of continued market research and business development activities as well as increased legal expenses related to the Company's intellectual property rights.

         Interest income was $304,000 and $270,000 for the quarters ended June 30, 1997 and 1996, respectively, and $555,000 and $588,000 for the six months ended June 30, 1997 and 1996, respectively. Interest income increased for the quarter ended June 30, 1997, compared to the comparable 1996 period, due to higher average cash and investment balances from the equity financing in April 1997 and the secured loan in May 1997. Interest income decreased for the six months ended June 30, 1997, compared with the six months ended June 30, 1996, due to lower average cash balances during the 1997 period. Interest expense increased for the quarter ended June 30, 1997, compared with the quarter ended June 30, 1996, due to the Company's secured debt financing in May 1997. Interest expense decreased for the six months ended June 30, 1997, compared with the six months ended June 30, 1996 due to lower average debt balances.


Liquidity and Capital Resources

         In June 1997, the Company entered into Note Purchase Agreements with several investors pursuant to which it will issue $10.0 million of senior convertible notes (the "1997 Private Placement"). After deducting approximately $400,000 in expenses and fees (plus the issuance from such issuance of equivalent notes to the placement agent in the principal amount of $400,000), the net proceeds to the Company will be approximately $9.6 million. The notes will mature in July 2000, and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at the option of the Company. Initially, the notes are convertible into Common Stock of the Company at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price will not be less than $5.50 per share. Starting in November 1997, the notes are convertible into Common Stock of the Company at a 10% discount from the low trading price during a designated time period prior to the conversion. On July 23, 1997, the Company filed a registration statement for the resale of shares issued upon conversion of these notes. The private placement will close at such time as the registration statement is declared effective by the Securities and Exchange Commission (the "Commission").

        In May 1997, the Company obtained a $5.0 million term loan to payoff pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development of the Company's existing product candidates. The loan is payable in thirty-six (36) equal monthly installments and the interest rate is 14.58%. The lender was granted warrants to purchase 200,000 shares of the Company's Common Stock at $6.25 per share, which are exercisable over a ten (10) year period.

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

         As of June 30, 1997, the Company's cash, cash equivalents, and short-term investments totaled $23.7 million, compared with $16.5 million at December 31, 1996, with an average investment maturity of three and one-half months and three months, respectively. The Company invests excess cash according to its investment policy that provides guidelines with regard to liquidity, type of investment, credit rating and concentration limits.

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

         In July 1996, the Company closed a private placement (the "1996 Private Placement") pursuant to Regulation S under the Securities Act of 1933, as amended, in which it received gross proceeds of $3.3 million for the sale of

400,000 shares of Series A Convertible Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of the Company's Common Stock at an exercise price of $10.184 per share. In addition to the sale of Preferred Stock and warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of Common Stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's Common Stock price at the time of sale. If the Company exercises this right, the investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares. Pursuant to the terms of the 1997 Private Placement, the Company may not exercise this right until late February 1998.

         The Company expects to incur substantial additional costs relating to the continued preclinical and clinical testing of its products, regulatory activities and research and development programs. The Company believes that its cash, cash equivalents and investment balances of approximately $23.7 million at June 30, 1997, the collaborative revenue committed by Lipha/Merck and Ono, Lipha/Merck's commitment to purchase additional equity, Shaman's additional rights to sell Common Stock under the 1996 Private Placement, and proceeds from the 1997 Private Placement (see Note 5 to Notes to Condensed Financial Statements -- Subsequent Event) will be adequate to fund current operations, including payments due under long-term obligations, through the end of 1998. Milestone payments which may be received by the Company from Ono and Lipha/Merck would extend the Company's capacity to finance its operations beyond that time. However, there can be no assurances that these milestones will be achieved, nor that additional funding, if needed, will be available on reasonable terms, or at all.

Future Outlook

In addition to historical information, this report contains predictions, estimates, and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below under the caption "Risk Factors" and elsewhere in this report and in the Company's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 13, 1997.

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

         Additional Financing Requirements and Uncertain Access to Capital Markets. The Company has significant long-term capital requirements and, in the event Shaman receives regulatory approval for any of its products, it will incur substantial expenditures to develop manufacturing, sales and marketing capabilities. In addition, Note Purchase Agreements entered into by the Company in connection with the 1997 Private Placement, provide that under certain circumstances, the Company would be required to redeem all or some portion of the $10.4 million principal due thereunder, which redemption could significantly accelerate the Company's cash expenditures and capital requirements beyond the levels currently anticipated. The Company will need to raise additional funds through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that any additional funds will be available to the Company on acceptable terms, if at all. The Company may seek to raise funds through private or public issuances of equity securities at any time or times as it deems market conditions to be favorable.

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

           None.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

      (a)  The Annual Meeting of Stockholders of Shaman Pharmaceuticals, Inc.
           was held on May 22, 1997.

      (b) The following Directors were elected to serve as Class II directors for two years or until their successors are elected and qualified:

           Name                           Position
           G. Kirk Raab                   Chairman of the Board
           Herbert H. McDade, Jr.         Class II Director
           M. David Titus                 Class II Director

           The following Directors continue to serve their two year terms as elected at last year's Annual Meeting held on May 23, 1996:

           Name                           Position
           Lisa A. Conte                  Class I Director
           John Young                     Class I Director

      (c) The matters voted upon at the meeting and voting of the stockholders with respect thereto are as follows:

           (i) The election of Class II directors to hold office for a term of two years from the Annual Meeting.

                G. Kirk Raab
                For:  13,933,942          Withheld:  688,298

                Herbert H. McDade, Jr.:
                For:  13,935,702          Withheld:  686,538

                M. David Titus:
                For:  13,943,345          Withheld:  678,895





           (ii) Approval of an Amendment  and  Restatement  of the  Company's
           Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock thereunder from 25,000,000 shares to 40,000,000 shares:

                For:  13,714,219          Against: 663,653
                Abstain: 93,003           Broker Non-Votes:  151,365

           (iii) Approval of a series of Amendments to the Company's 1992 Stock
                 Option Plan (the "Plan") including:

                1) an increase  in the  maximum  number of shares of the
                   Company's common stock authorized for issuance under the Plan by an additional 700,000 shares,

                2) an  increase  in the  maximum  number of  shares  for which options may be granted to any one individual from 500,000 shares to 750,000 shares,

                For: 10,965,972           Against:  3,157,965
                Abstain: 498,303

           (iv) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997.

                For: 14,516,908           Against:  48,379
                Abstain:  56,953


Item 5.    Other Information

           None.






Item 6.   Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.    Description

            3.1 (1) Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on June 3, 1997.

           10.55 (1)      License Agreement, dated as of March 19, 1997, by and
                          between Access Pharmaceuticals, Inc. and the
                          Registrant.

           10.56 (1) +    Amended and Restated License Agreement, dated as of
                          April, 1997, by and between Access Pharmaceuticals,
                          Inc. and the Registrant.

           10.57 (1)      Loan and Security Agreement, dated as of May 7, 1997,
                          between Registrant and MMC/GATX Partnership No.  I.

           10.57A (1)     First Amendment to Loan and Security Agreement, dated
                          as of June 30, 1997, by and between Registrant and
                          MMC/GATX Partnership No. I.

           10.58 (1)      Secured Promissory Note, dated May 16, 1997,issued
                          in favor of MMC/GATX Partnership No. I.

           10.59 (1)      Warrant, issued May 7, 1997, in favor of MMC/GATX
                          Partnership No. I.

           10.60 (1)      Amendment to Warrants, dated May 7, 1997, MMC/GATX
                          Partnership No. I and Registrant.

           10.61 (1)      Engagement Agreement, dated April 17, 1997, by and
                          between Registrant and Diaz &  Altschul Capital, LLC.

           10.62 (1)      Amendment to Engagement Agreement, dated June 30,
                          1997, by and between Registrant and Diaz & Altschul
                          Capital, LLC.

           10.63 (1)      Form of Note Purchase Agreement, dated as of June 30,
                          1997, by and between Registrant and certain investors.

           10.64 (2)      Shaman Pharmaceuticals, Inc. 1992 Stock Option Plan
                          (as Amended and Restated on February 14, 1997).

           10.65 (2)      Form of Non-Employee Director Automatic Stock Option
                          Agreement.





           27             Financial Data Schedule.

 (b)       Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended June 30, 1997.



--------------------------------------

+ Confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended, has been requested for certain portions of this agreement.

(1) Incorporated herein by reference to exhibits filed on July 23, 1997 with Registrant's Registration Statement on Form S-3, File No.
     333-31843.

(2) Incorporated herein by reference to Exhibits 99.1 and 99.5, respectively, to Registrant's Registration Statement on Form S-8 No. 333-30365 filed with the Commission on June 30, 1997.

                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1997


                               Shaman Pharmaceuticals, Inc.
                                  (Registrant)


                                /s/ Lisa A. Conte
                               -----------------------------------
                                Lisa A. Conte
                                President, Chief Executive Officer and Chief
                                Financial Officer
                               (principal executive officer & principal
                                financial and accounting officer )