Form 10-Q
period 1997-09-30
SHAMAN PHARMACEUTICALS INC
filed 1997-11-13
CIK 891933

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549


                         FORM 10-Q


(X)   QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 30, 1997

                               OR

(  )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File Number:  0-21022


                SHAMAN PHARMACEUTICALS, INC.
   (Exact name of registrant as specified in its charter)


                  Delaware                                          94-3095806
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                          Identification Number)

    213 East Grand Avenue, South San Francisco, California            94080
             (Address of principal executive offices)               (ZIP Code)


Registrant's telephone number, including area code:      650-952-7070


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes           X                  No

Number of shares of Common Stock, $.001 par value, outstanding as of October 31, 1997: 17,740,943

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               September 30, 1997

                                                                          PAGE
                                                                         NUMBER

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Condensed Balance Sheets as of September 30, 1997 and      3
                   December 31, 1996

                   Condensed Statements of Operations for the three and       4
                   nine months ended September 30, 1997 and September
                   30, 1996

                   Condensed Statements of Cash Flows for the nine            5
                   months ended September 30, 1997 and September 30,
                   1996

                   Notes to Condensed Financial Statements                    6

Item 2.            Management's  Discussion and Analysis of Financial         8
                   Condition and Results of Operations


PART II            OTHER INFORMATION

Item 1.            Legal Proceedings                                         16

Item 2.            Changes in Securities                                     16

Item 3.            Defaults in Senior Securities                             16

Item 4.            Submission of Matters to a Vote of Security Holders       16

Item 5.            Other Information                                         16

Item 6.            Exhibits and Reports on Form 8-K                          16


SIGNATURES                                                                   17


PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements

                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                   September 30,    December 31,
                                                       1997             1996
                                                   -------------    ------------
                                                    (Unaudited)
    ASSETS

    Current  assets:
       Cash and cash equivalents                    $ 21,084,671   $ 16,051,251
       Short-term investments                          6,537,678        481,677
       Prepaid expenses and other current assets         839,106        938,872
                                                     -----------    -----------

    Total current  assets                             28,461,455     17,471,800

    Property and equipment,  net                       4,163,093  `   4,776,925

    Other assets                                         708,067        128,080
                                                     -----------    -----------

    Total assets                                    $ 33,332,615   $ 22,376,805
                                                    ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable and other accrued expenses   $ 1,141,275    $ 1,445,616
       Accrued clinical trial costs                      458,355      1,233,014
       Accrued professional fees                         623,385        689,216
       Accrued compensation                              344,976        332,738
       Advances - contract research                    1,633,605      1,883,605
       Current installments of long-term obligations   2,361,561      2,246,795
                                                     -----------    -----------

    Total current liabilities                          6,563,157      7,830,984

    Long-term obligations,
    excluding current  installments                    4,941,878      2,568,931
    Senior convertible notes                          10,400,000              -

    Stockholders' equity:
       Preferred stock                                       400            400
       Common stock                                       17,741         13,921
       Additional paid-in capital                    116,674,771     94,604,455
       Deferred expenses and other adjustments          (733,280)       (20,250)
       Accumulated deficit                          (104,532,052)   (82,621,636)
                                                    ------------   ------------

    Total stockholders' equity                        11,427,580     11,976,890
                                                    ------------    ------------

    Total liabilities and stockholders' equity      $ 33,332,615   $ 22,376,805
                                                    ============   ============


   NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



              Three Months Ended September 30,   Nine Months Ended September 30,
              --------------------------------   -------------------------------

                              1997         1996            1997         1996
                           ----------   ----------      ----------   ----------


Revenue from collaborative
  agreements                $  875,000  $  531,251    $  2,625,000 $  1,531,252

Operating expenses:
Research and development     5,525,369   4,754,440      17,078,567   14,225,376

General and administrative   1,207,184     862,477       3,916,530    2,634,951
                            ----------  ----------      ----------   ----------

Total operating expenses     6,732,553   5,616,917      20,995,097   16,860,327
                             ---------   ---------      ----------   ----------

Loss from operations        (5,857,553) (5,085,666)    (18,370,097) (15,329,075)

Other income(expense):

 Interest income               327,047     246,159         881,787      833,917
 Interest expense (cash)      (449,583)   (145,876)       (729,966)    (471,884)
 Interest expense(non-cash) (3,692,140)          -      (3,692,140)           -
                            ----------  ----------      ----------   ----------

Net loss                   $(9,672,229)$(4,985,383)   $(21,910,416)$(14,967,042)
                           =========== ===========    ============ ============

Net loss per share         $     (0.55) $    (0.37)    $     (1.31) $     (1.12)
                           =========== ===========    ============  ===========

Shares used in calculation
of net loss per share       17,555,000  13,430,000      16,758,000   13,381,000

                           =========== ===========     ===========  ===========




   See notes to condensed financial statements.


                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)



                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1997             1996
                                                  ------------     ------------

Operating activities:

Net loss                                             $(21,910,416) $(14,967,042)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                         1,523,267     1,847,177

  Interest expense on issuance of sr. convertible notes 3,692,140             -

  Changes in operating assets and liabilities:

    Prepaid expenses, other current assets and
        other assets                                      388,766      (177,749)

    Accounts  payable, accrued expenses and
       contract research advances                      (1,382,593)    1,950,989
                                                     ------------  ------------

Net cash used in operating activities                 (17,688,836)  (11,346,625)
                                                     ------------  ------------


Investing activities:

  Purchases of short and long-term investments         (7,039,457)  (10,951,386)

  Sales of available-for-sale investments                       -     1,494,000

  Maturities of available-for-sale investments            986,097    24,300,934

  Capital expenditures                                   (699,151)     (684,468)
                                                     ------------  ------------


Net cash provided (used in) by investing activities    (6,752,511)   14,159,080


Financing activities:

  Proceeds from issuance of preferred stock, net                -     3,060,160

  Proceeds from issuance of common stock, net          17,456,041     3,337,156

  Proceeds from long-term obligations                   5,000,000       600,000

  Proceeds from issuance of sr. convertible notes, net  9,531,013             -

  Principal payments on long-term obligations          (2,512,287)   (1,166,369)
                                                     ------------  ------------
Net cash provided by (used in) financing activities    29,474,767     5,830,947


Net increase (decrease) in cash and cash equivalents    5,033,420     8,643,402

Cash and cash equivalents at beginning of period       16,051,251     9,210,123
                                                     ------------  ------------

Cash and cash equivalents at end of period            $21,084,671   $17,853,525
                                                     ============  ============

See notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

1.   Basis of Presentation

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has four compounds in clinical development: Provir, an oral product for the treatment of watery diarrhea; Virend, a topical antiviral for the treatment of herpes; nikkomycin Z, an oral antifungal for the treatment of endemic mycoses; and SP-13401, an oral product for the treatment of Type II diabetes. Shaman also has an active Type II diabetes research program which serves as the basis for its collaborations with Lipha, Lyonnaise Industrielle Pharmaceutique s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

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


2.   Senior Convertible Notes

     In June 1997, the Company privately issued $10.4 million of senior convertible notes ("The 1997 Private Placement"). The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at the Company's option. Initially, the notes are convertible into Common Stock of the Company at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price will not be less than $5.50 per share. Starting in November 1997, the notes are convertible into Common Stock of the Company at a 10% discount from the low trading price during a designated time period prior to the conversion. The Company filed a registration statement with the SEC for the resale of shares issued upon conversion of these notes, which registration statement was declared effective on August 29, 1997. Of the notes issued, $400,000 were issued to the placement agent as part of the placement fee. The Company paid the placement agent an additional $300,000 in cash. The placement fees and other offering costs have been capitalized in other assets as deferred issuance costs and are being amortized to interest expense over the life of the notes. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses.

     The SEC has promulgated requirements for charges to be recognized by companies which issue certain convertible notes. In connection with the issuance of the Notes, the Company recognized a non-cash charge in the amount of $3,692,000 in the third quarter ended September 30, 1997. This amount was calculated as required by the SEC.


3.   Loss per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The
Company does not anticipate any material impact on the calculated loss per share because common stock equivalents are currently excluded from the computation as their effect is antidilutive.

                 SHAMAN PHARMACEUTICALS, INC.

Item 2.  Management's  Discussion  and  Analysis  of  Financial
       Condition and Results of Operations

Overview

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has four compounds in clinical development: Provir, an oral product for the treatment of watery diarrhea; Virend, a topical antiviral for the treatment of herpes; nikkomycin Z, an oral antifungal for the treatment of endemic mycoses; and SP-13401, an oral product for the treatment of Type II diabetes. Shaman also has an active Type II diabetes research program which serves as the basis for its collaborations with Lipha, Lyonnaise Industrielle Pharmaceutique s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

     The Company began operations in March 1990. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company's accumulated deficit at September 30, 1997, was approximately $
104.5 million. Shaman expects to continue to incur substantial and increasing losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and its ongoing research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. Shaman has financed its research, development and administrative activities through various private and public equity financings, loans and debt financings, and collaborative agreements with pharmaceutical companies and, to a lesser extent, through equipment and leasehold improvement lease financings.

Results of Operations

Nine Months Ended September 30, 1997 and September 30, 1996

     The Company recorded collaborative revenues of $875,000 and $531,000 for the quarters ended September 30, 1997 and 1996, respectively, and $2,625,000 and $1,531,000 for the nine months ended September 30, 1997 and 1996, respectively. Revenues for the quarter and nine months ended September 30, 1997 and for the prior year comparable periods, resulted from the Company's on-going research funding from Ono and research funding from Shamam's collaboration with Lipha/Merck. The increases in the 1997 periods are primarily due to the fact that the Lipha Joint Venture was not entered into until September 1996 and is therefore not included in the full 1996
periods.  The  Company   expects   that   revenues   from
collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new products are partnered for development and commercialization.

     Research and development expenses were $5,525,000 and $4,754,000 for the quarters ended September 30, 1997 and 1996, respectively, and $17,079,000 and $14,225,000 for the nine months ended September 30, 1997 and 1996, respectively. These increases reflect additional funding for the clinical development of Provir, partially offset by a decrease in expenditures for the Company's Virend and nikkomycin Z development programs. While at a reduced level, funding for Virend and nikkomycin Z remains at a level that the Company believes will enable it to meet its target for completion of clinical trials for these compounds. Research and development expenses are likely to increase in the fourth quarter of 1997 and fiscal year 1998 as products continue through development and the Company maintains an active diabetes research program.

     General and administrative expenses were $1,207,000 and $862,000 for the quarters ended September 30, 1997 and 1996, respectively, and $3,917,000 and $2,635,000 for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily attributable to increases in compensation and marketing research related to late stage clinical products as well as, for the nine months ended September 30, 1997, additional legal expenses related to certain disputes related to the Company's intellectual property rights. The Company's general and administrative expenses are likely to increase in the fourth quarter of 1997 and fiscal year 1998 as a result of continued market research and business development activities as well as increased legal expenses related to the Company's intellectual property rights.

     Interest   income  was   $327,000  and  $246,000  for  the
quarters ended September 30, 1997 and 1996, respectively, and $882,000 and $834,000 for the nine months ended September 30,
1997 and 1996, respectively. Interest income increased for the quarter ended September 30, 1997, compared to the comparable 1996 period, due to higher average cash and investment balances from the senior convertible notes financing in August 1997. Interest income increased for the nine months ended September 30, 1997, compared with the nine months ended September 30, 1996, due to higher average cash balances during the 1997 period. Interest expense was $4,150,000 and $146,000
for  the   quarters   ended   September  30, 1997  and  1996,
respectively, and $4,430,000 and $472,000 for the nine months ended September 30, 1997 and 1996, respectively. Interest expense increased for the quarter ended September 30, 1997, compared with the quarter ended September 30, 1996, due to the Company's secured debt financing in May 1997 and the senior convertible notes issued in August 1997, including a non-cash interest charge of $3.7 million. Interest expense increased for the nine months ended September 30, 1997, compared with the nine months ended September 30, 1996 due to higher average debt balances and the non-cash interest charge of $3.7 million.

Liquidity and Capital Resources

     As of September 30, 1997, the Company's cash, cash equivalents, and short-term investments totaled $27.6 million, compared with $16.5 million at December 31, 1996, with an average investment maturity of five months and three months, respectively. The Company invests excess cash according to its investment policy that provides guidelines with regard to liquidity, type of investment, credit rating and concentration limits.

    In June 1997, the Company privately issued $10.4 million of senior convertible notes ("The 1997 Private Placement").
See Note 2 to  Notes to Condensed Financial Statements.


     In May 1997, the Company obtained a $5.0 million, 36-month term loan to pay off pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development of the Company's existing product candidates. The loan carries an interest rate of 14.58% and is payable in equal monthly installments. The lender was granted ten-year warrants to purchase 200,000 shares of the Company's Common Stock at $6.25 per share.

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

     The Company expects to incur substantial additional costs relating to the continued preclinical and clinical testing of its products, regulatory activities and research and development programs. The Company believes that its cash, cash equivalents and investment balances of approximately $27.6 million at September 30, 1997, the collaborative revenue committed by Lipha/Merck and Ono, Lipha/Merck's commitment to purchase additional equity, Shaman's additional rights to sell Common Stock under the 1996 Private Placement, and proceeds from the 1997 Private Placement (see Note 2 to Notes to Condensed Financial Statements) will be adequate to fund current operations, including payments due under long-term obligations, through the end of 1998. Milestone payments which may be received by the Company from Ono and Lipha/Merck would extend the Company's capacity to finance its operations beyond that time. However, there can be no assurances that these milestones will be achieved, nor that additional funding, if needed, will be available on reasonable terms, or at all.

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

     No Assurance of Successful Product Development. The Company's research and development programs are at various stages of development, ranging from the research stage to clinical trials. There can be no assurance that any of the Company's research and development efforts on potential products, including Provir, Virend, nikkomycin Z and SP-13401 will lead to development of products that are shown to be safe and effective in clinical trials. In addition, there can be no assurance that any such products will meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. Further, the Company's products may prove to have undesirable or unintended side effects that may prevent or limit their commercial use. The Company may find, at any stage of this complex product development process, that products that appeared promising in preclinical studies or Phase I and Phase II clinical trials do not demonstrate efficacy in larger-scale, Phase III clinical trials and do not receive regulatory approvals. Accordingly, any product development program undertaken by the Company may be curtailed, redirected or eliminated at any time. In addition, there can be no assurance that the Company's testing and development schedules will be met. Any failure to meet such schedules could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in finding a sufficient number of patients fitting the appropriate trial profile or in the acquisition of sufficient supplies of clinical trial materials or adverse events occurring during the clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

               None.

Item 3.        Defaults in Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               Ms.Jacqueline Cossmon's, Vice President, Corporate Communications employment was terminated November 7, 1997.

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits

               27.1 Financial Data Schedule

               (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.



                                   SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1997


                           Shaman Pharmaceuticals, Inc.
                           (Registrant)


                           /s/ Lisa A. Conte
                           ___________________________________
                           Lisa A. Conte
                           President,  Chief Executive Officer
                           and Chief Financial Officer
                           (on behalf of the Company and as principal
                           executive officer & principal financial and
                           accounting officer)