Form 10-K
period 1997-12-31
SHAMAN PHARMACEUTICALS INC
filed 1998-03-04
CIK 891933

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        For Annual and Transition Reports
                     Pursuant to Sections 13 or 15(d) of the
                       Securities and Exchange Act of 1934


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934
              For the fiscal year ended December 31, 1997

[   ] TRANSITION  REPORT PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from            to

                           Commission File No. 0-19731

                          Shaman Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)
              Delaware                                  94-3095806
      (State or other jurisdiction of       (IRS Employer Identification Number)
      incorporation or organization)

   213 East Grand Avenue, South San Francisco, California          94080
      (Address of principal executive offices)                   (ZIP Code)

Registrant's telephone number, including area code:    650-952-7070

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on the Nasdaq National Market on February 27, 1998 was $86,810,345.*

The number of shares of the Registrant's Common Stock outstanding was 17,856,477 as of February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting are incorporated herein by reference into Part III of this Report.

---------------
    *Excludes 494,408 shares of the Registrant's Common Stock held by executive officers, directors and affiliated parties at February 27, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                    PART I
ITEM 1.  BUSINESS

    In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties that are described more fully in "Item 1 - Risk Factors." While this outlook represents our current judgment on the future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the success of Shaman Pharmaceuticals, Inc. Actual results may differ materially from any future performance suggested in this report.

The Company

     Shaman is a leader in the identification and development of novel pharmaceutical products for the treatment of human diseases through the isolation and optimization of active compounds found in tropical plants. The Company believes that by focusing on drugs extracted from plants with a long history of medicinal use, its drug discovery efforts will be quicker and more likely to lead to safe and effective pharmaceuticals. Shaman has human clinical trials underway for its three lead product candidates: Provir, nikkomycin Z, and SP-134101. Shaman has completed Phase II trials showing efficacy for Provir for the treatment of AIDS-associated and watery diarrhea. In the first quarter of 1998, Provir is scheduled to enter a pivotal Phase III trial for the treatment of diarrhea in patients with AIDS. This single study, upon completion, is intended to serve as the basis for the submission of a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA"). With success, Provir for diarrhea in patients with AIDS will become the first product commercialized by Shaman. Two additional dose-optimizing Phase II trials for Provir in watery diarrhea commenced in 1997. These trials are intended to be completed in the first half of 1998 and, if successful, will lead to Phase III trials.

    Nikkomycin Z, an orally-active product for the treatment of endemic mycoses and other systemic fungal infections, completed a Phase I trial in the UK in 1997, and the Company filed an Investigational New Drug application ("IND") in the United States in December 1997. The Company intends to continue multi-dose Phase I testing of this compound.

    Shaman's research and preclinical development is principally focused on the identification and optimization of compounds to treat Type II (adult onset or non-insulin dependent) diabetes, an effort that has led to the identification of 21 chemically distinct, orally-active compounds which have demonstrated glucose lowering effects in preclinical animal testing. In October 1997, Shaman filed an IND for SP-134101, an oral product for the treatment of Type II diabetes. This first product to emerge from the diabetes discovery program entered clinical trials in January 1998. Significant funding, as well as milestone payments for this program, are provided through collaborations with Lipha, s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and Ono Pharmaceutical Co., Ltd. ("Ono").

Background

    Shaman builds on the knowledge and expertise of ethnobotanist and physician teams who work with traditional healers to identify effective treatments for the therapeutic areas targeted by the Company. These teams gather comparative data on traditional medicinal uses of plants from geographically diverse tropical areas and prioritize plant drug candidates based on common use among cultures and other factors, including cross-checking field-derived information against the results of literature searches as to chemical constituents, previously discovered biological activity and other reported medicinal uses. Shaman isolates and identifies the active compounds from plant extracts by testing for activity in whole animal models at each step of its purification process. The Company's natural product chemists use chromatography, spectroscopy, nuclear magnetic resonance ("NMR") and other proven technologies to identify and isolate compounds and structures. Because these compounds reflect the previously untapped plant diversity of the rain forests, they have, to date, also exhibited significant diversity of chemical structure. In addition, the Company's whole animal screening approach provides the opportunity to discover novel methods of treatment for diseases in which the underlying mechanism of action of a disease is complicated and not well understood.

The Shaman Strategy

    Shaman's strategy is to employ a drug discovery process focused on diseases that:

      o appear to result from multiple and, in many cases, unknown causes and therefore may not be amenable to a targeted in vitro drug discovery process;

      o occur in the rain forests and are readily recognized and treated by traditional healers (e.g., foot ulcers, sweet urine, poor eyesight and fungal infections are often predictive of Type II diabetes); and

      o allow the plant extract treatment to be confirmed in a whole animal model and then purified to isolate the active compound.

    Shaman believes this drug discovery process provides it with the opportunity to:

      o identify novel methods of treating diseases with therapeutic relevance;

      o discover new chemical entities or new classes of compounds to treat disease; and

      o     provide early confirmation of efficacy and safety.

    Shaman intends to commercialize its products through licensing arrangements when safety and efficacy have been demonstrated in humans. Shaman intends to out-license broad applications of its products worldwide while retaining the opportunity to directly access markets through niche applications and/or co-promotion.

Clinical and Research Programs

    Shaman has established and is continuing to build a portfolio of product candidates. The following table describes the major therapeutic areas in which the Company is conducting its product development and research:


Product         Indication          Status                    Commercial Rights
-------         ----------          ------                    -----------------
Provir          AIDS-associated     Entering Phase III        Shaman
                 diarrhea           pivotal study-
                                    Q1, 1998. Completed a
                                    Phase II efficacy
                                    study in Q4, 1997

Provir          Watery diarrhea     Commenced two Phase II    Shaman
                                    dosing trials in Q3 &
                                    Q4, 1997.  Completed
                                    initial Phase II
                                    efficacy studies in
                                    1996 & 1997

Provir          Pediatric           Formulation under         Shaman
                 diarrhea           development

Nikkomycin Z    Endemic mycoses     Completed Phase I study   Shaman
                                    in Q2, 1997; multi-dose
                                    Phase I study scheduled
                                    in 1998

Nikkomycin Z    Azole-resistant     Initiation pending        Shaman
 and Azoles      Candida            pre-clinical development
                                    by Pfizer

SP-134101       Type II Diabetes    Initiated Phase I study   Shaman
                                    in Q1, 1998

Oral            Type II Diabetes    Preclinical               Ono; Lipha/Merck;
 antihyperglycemic                                            and Shaman. Shaman
 compounds                                                    receives royalties
                                                              on sales outside
                                                              the U.S. and
                                                              profit sharing in
                                                              the U.S.


Provir

      The Shaman-patented compound SP-303 is the active ingredient in Provir. SP-303 is extracted from the latex of the Croton tree, which grows abundantly in Latin America. This latex is used orally by many native cultures throughout Latin America for a variety of medicinal purposes, including respiratory infections and gastrointestinal problems. Provir is an oral drug that acts as a specific inhibitor of fluid loss via an antisecretory mechanism to treat diarrhea. In clinical trials, the Company determined that Provir is not systemically absorbed, which lessens the potential for drug interactions and side effects.

     Provir has demonstrated initial indications of activity for diarrhea in patients with AIDS. Based upon successful Phase II study results released in October 1997 in AIDS patients with diarrhea, Provir is scheduled to enter a Phase III trial in this population during the first quarter of 1998. If successful, this single study will serve as the basis for an NDA submission that the Company is currently targeting for 1999.

      Shaman has also completed Phase II trials showing preliminary efficacy for Provir for the treatment of watery diarrhea. However, in October 1997, interim results from one outpatient study in mild non-specific diarrhea did not show significant efficacy and the trial was discontinued. To further determine Provir's effect in other more severe diarrheas, two additional dose-optimization Phase II trials in moderate-to-severe traveler's and inpatient acute watery diarrhea are currently underway.

Diarrhea in Patients with AIDS/HIV

     Diarrhea in patients with HIV and AIDS is a devastating syndrome which afflicts between 20% and 60% of patients. Even given the success of protease inhibitors and triple anti-HIV regimens in improving patient prognosis, the problem of diarrhea continues and has emerged as a major medical and quality of life problem as patients attempt to live a normal lifestyle. Unfortunately, current symptomatic therapies provide either poor relief or bring with them the burden of unacceptable side effects. Hence, this population faces a serious unmet medical need. In the face of these problems, patients with chronic diarrhea have been forced to alter their lifestyle to accommodate this disruption in the activities of daily life.

    Provir is currently being developed for the treatment of diarrhea in patients with AIDS. A recently completed (October 1997) Phase II study enrolled AIDS patients with chronic diarrhea. Patients were randomized to receive either SP-303 500 mg or placebo given every six hours (q6h) for four days. Fifty-one patients (26 received SP-303, 25 received placebo) were available to evaluate drug efficacy. There were no significant differences between the treatment arms with respect to any of the baseline demographic variables examined. Of the 51 fully evaluable patients, 48 (94.1%) had no identifiable pathogen isolated from their screening stool sample (culture and microscopic examination).

     Treatment with SP-303 was well tolerated with no imbalance between groups in the occurrence of adverse events or in treatment-emergent laboratory abnormalities, and all were considered mild in nature. At day four, the SP-303 treated group demonstrated a mean reduction from baseline stool weight of 451.3 grams per 24 hours as compared to 150.7 grams per 24 hours in the patients receiving placebo. In addition, abnormal stool frequency decreased from a mean of 5.2 per 24 hours at baseline to 2.2 per 24 hours in the Provir-treated group, compared to 3.1 in the placebo group.

    A longitudinal random regression analysis of the treatment effect over four days indicated the patients treated with SP-303 experienced a statistically significant reduction in stool weight (p=0.008) and in abnormal stool frequency (p=0.039) when compared with placebo. The point-in-time analysis comparing baseline to Day 4 of treatment yielded p-values of p=0.14 in mean reduction in stool weight, and p=0.26 in mean reduction in abnormal stool frequency. The mean maximal time between abnormal stools was greater in the SP-303 group (30.6 hours) as compared with patients who received placebo (24.6 hours, p = 0.035). The results of this study suggest that SP-303 is effective in reducing stool weight and abnormal stool frequency in patients with AIDS and chronic or sub-acute diarrhea.

    A Phase III trial designed to confirm the Phase II results is planned to begin in the first quarter of 1998. During the Phase III clinical trial, Provir will be studied in a larger number of patients for a longer duration of therapy, including outpatient experience. Agreement has been reached with the U.S. FDA on the trial design, including endpoints, for this pivotal Phase III study, which, if successful, may enable the company to file an NDA for this indication in 1999.

      Based on these Phase II results and the Phase III plan, Shaman is actively pursuing a commercialization partnership with other AIDS-focused companies for this indication.

Watery Diarrhea

      Watery diarrhea is often caused by infectious agents such as V. cholerae and E. coli. These agents secrete toxins that adhere to the intestinal wall and cause increased secretion of chloride ions from intestinal cells, resulting in fluid accumulation in the small intestine. This in turn leads to severe and, in some cases, life threatening diarrhea. According to the 1995 data from the IMS America, Ltd. ("IMS"), the leading pharmaceutical marketing data firm, over 26 million prescriptions are written annually for watery diarrhea. Moreover, approximately 67 million over-the-counter product units are sold in the U.S. alone.

      Current primary treatments for watery diarrhea do not address the dehydration or fluid loss caused by the illness. Watery diarrhea is typically treated with one of two treatment regimens:

antibiotics or antimotility agents. Antibiotics kill the bacteria, while antimotility agents reduce diarrhea frequency by inhibiting peristaltic action (natural muscular contraction of the intestinal tract). For mild to moderate cases of watery diarrhea, the use of antibiotics is discouraged by the World Health Organization ("WHO") and the Centers for Disease Control ("CDC"). Bacteria can, in many cases, build up a resistance to antibiotics and antibiotics can reduce the body's ability to build natural immunities to disease and, therefore, increase the likelihood of reinfection.

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

      Preclinical studies indicate that Provir treats watery diarrhea by inhibiting the secretion of chloride ions from intestinal cells, specifically countering fluid loss, a fundamental mechanism causing diarrhea. Based on its mechanism of action and results of initial clinical testing, it appears that Provir does not affect the normal motility of the intestine and the lack of absorption of Provir in the intestine contributes to its safety, its reduced potential for drug interactions, and its specificity of action.

      Shaman has conducted Phase I clinical trials for Provir in more than 150 adults, children and infants as young as three months of age, in both single and multiple doses. These trials demonstrated that Provir is safe and can be easily tolerated in doses up to two grams per day for two days. The results also indicated no significant adverse side effects of the drug.

      In November 1996, the Company completed a Phase II trial in 75 patients to determine the efficacy of Provir in the treatment of traveler's and non-specific diarrhea. This open-label Phase II study was conducted by Dr. Herbert DuPont, a world recognized expert in travel medicine, of the University of Texas at Houston and Baylor College of Medicine. It included American subjects who suffered from diarrhea upon traveling to Mexico as well as native Mexicans suffering from diarrhea of unknown cause, or non-specific diarrhea.

      In the Phase II study, 89% of the 75 patients treated with Provir responded favorably (returned to normal bowel function) after 48 hours of treatment, with over 60% of those patients returning to normal after just 24 hours. Traveler's diarrhea left untreated usually lasts five to seven days. Non-specific diarrhea usually lasts three to four days. Of the 71 patients available for follow up, none of the patients experienced worsening of the diarrhea illness once resolution of the disease began. In addition, no significant adverse reactions were reported. Of 25 patients with traveler's diarrhea receiving one or two grams of Provir per day, effectiveness (measured as a combination of stool frequency, stool consistency, and gastrointestinal symptoms) was demonstrated in 72% of patients over the course of the study. Within this patient group, the mean time to last unformed stool, the most significant indicator of therapeutic effect, was 58% less than historical controls would indicate. The patients experiencing non-specific diarrhea of unknown etiology received either a one or two gram dose per day for two days. In the group of 15 patients receiving the one gram dose, all patients responded to therapy, and 87% returned to normal stool frequency after 24 hours of treatment. In the group of 35 patients receiving the two gram dose, 34 patients responded to therapy, and 80% returned to normal stool frequency after 24 hours of treatment. The mean time to last unformed stool was reduced by 50% in the one gram dose group and 32 percent in the two gram dose group compared to the historical control in a cure study.

     In October 1997, the Company determined from an interim analysis of another Phase II outpatient study of 166 Mexican nationals with mild non-specific diarrhea that Provir provided no benefit over placebo after two days of treatment. In this mild, non-specific diarrhea, it was difficult to show an added benefit of Provir therapy during the short course of illness. Based on these results, the Company suspended its study of mild, non-specific diarrhea and is now focusing on moderate-to-severe diarrhea.

      In the Third and Fourth quarters of 1997, Shaman initiated two double-blind, randomized, placebo controlled Phase II studies of Provir designed to determine the optimal effective dose level of Provir for the treatment of moderate-to-severe watery diarrhea. These studies include an outpatient study of travelers in Mexico and Jamaica, as well as an in-hospital study in Venezuela.

Pediatric Diarrhea

      According to the Journal of Pediatrics, in the United States alone, over 30 million episodes of diarrhea occur annually in children under five years of age. In addition, there are over one billion episodes of pediatric diarrhea worldwide annually and four million deaths associated with pediatric diarrhea per year among children less than five years old in developing countries. Current recommended therapies for pediatric diarrhea are designed to replace water and electrolytes. Antimotility agents are contraindicated in children less than two years of age and not recommended for treatment of diarrhea in children of any age. In the vast majority of diarrheal illnesses in the United States, particularly those in children, the use of antibiotics is not recommended. Shaman is currently engaged in formulation development of Provir as a potential treatment for pediatric diarrhea in preparation for initiating a clinical development program.

Nikkomycin Z

      Nikkomycin Z was licensed in 1995 from Bayer AG. See "Business--Collaborative Relationships and License Agreements." Nikkomycin Z is an orally administered product designed for the treatment of endemic mycoses and other systemic fungal infections. Nikkomycin Z is novel in its mechanism of action against fungal infections. Preclinical studies of nikkomycin Z indicate that it is fungicidal and could prove superior to current treatments. By inhibiting chitin synthetase, which is found in the cell walls of most fungi, but not in mammalian cells, nikkomycin Z inhibits cell wall synthesis, ultimately causing fungal cells to expand and burst. The lack of chitin in mammalian cells should prevent similar damage to normal cells in tissues affected by these fungal infections.

      Endemic mycoses are systemic fungal infections concentrated in the southwest, central and northeast regions of the United States. There are three basic forms of endemic mycoses: coccidiomycosis (valley fever), histoplasmosis and blastomycosis ("cocci," "histo" and "blasto"). The infecting organisms are found in soil. When the soil is disturbed (such as during crop planting or harvesting), the fungi become airborne and may be inhaled into the lungs. Once infected, otherwise healthy individuals will experience mild flu-like symptoms but may never be diagnosed with the disease. In more severe cases, however, the fungus spreads systemically and results in disseminated fungal infections. It is estimated that approximately 240,000 persons per year in the United States show clinical symptoms of endemic mycoses. The Company believes that the annual market for treatment of endemic mycoses in the United States is approximately $150 million.

      Currently, two classes of drugs are commonly prescribed of the treatment for endemic mycoses: azoles, which are fungistatic (inhibit the growth of the fungus, but do not kill it) and polyenes (including amphotericin B), which are fungicidal (kill the fungus). However, often these drugs cannot be tolerated in high enough doses to kill the fungi.

      Nikkomycin Z is an orally active product for the treatment of endemic mycoses and other systemic fungal infections. A single-dose Phase I trial in the UK was completed in 1997. Shaman filed an IND in the United States to test nikkomycin Z in December 1997 and intends to begin multi-dose Phase I testing in 1998.

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

Virend

      Shaman recently suspended a Phase II clinical trial of Virend, a topical treatment for herpes, which was being studied in combination with oral acyclovir in patients with AIDS. It was determined from an interim analysis that there were no additional benefits to the use of Virend over the use of oral acyclovir alone. Based on these results, the Company has suspended this program.

SP-134101

      SP-134101 is a Shaman-patented, oral product for the treatment of Type II diabetes. In October 1997, Shaman filed the IND for SP-134101, the first product to emerge from the diabetes discovery effort. A Phase I trial for the compound began in January 1998. In preclinical studies SP-134101 has been shown to lower blood glucose, triglycerides, and blood pressure. SP-134101 appears to work by increasing glucose uptake in the peripheral tissues and decreasing triglyceride output from the liver.

Drug Discovery Research

Diabetes

      Type II diabetes is a chronic disease in which the tissues of the body are resistant to the actions of insulin (a hormone produced by the pancreas), and the pancreas cannot secrete enough insulin to overcome this resistance. When this happens, the ability of insulin to carry out its normal action on the liver, muscle and adipose tissues is lost, the result is increased blood glucose and associated symptoms. This disease is the result of multiple causes, many of which are undefined at the molecular level. In the United States alone, approximately 625,000 new cases of Type II diabetes are diagnosed each year, and it is estimated that there will be over 18 million cases by the year 2002 (over five percent of the population).

      Shaman is focused on the development of oral antihyperglycemic (blood glucose lowering) agents for the treatment of Type II diabetes. The program involves in vivo screening of plants by oral administration in animal models, followed by the fractionation of active extracts, the isolation and identification of active compounds, and the capability to profile and prioritize promising candidates for clinical development. In just over 24 months of this program, the Company has identified 21 orally-active compounds for which, to date, 14 original U.S. patent applications have been filed (five of which have been issued) and eleven international patent applications have been filed. These compounds represent new classes and, potentially, new methods for treating Type II diabetes.

      The diabetes research and development program serves as the basis for Shaman's collaboration with Lipha/Merck and Ono. Significant funding, as well as milestone payments for this program, result from these collaborations. See "Business--Collaborative Relationships and License Agreements."

      The Company filed an IND for its first diabetes compound, SP-134101, in 1997, and began a Phase I trial for the compound in January 1998.

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

      To date, Shaman has identified 21 proprietary, orally-active compounds which show preclinical activity as treatments for Type II diabetes. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

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

      In February 1990, the Company entered into a license agreement with Dr. Michael Tempesta. There currently exists a dispute with Dr. Tempesta over the scope and coverage, if any, of the license. The maximum royalty claimed by Dr. Tempesta is two percent on net sales of a certain antiviral agent. In November 1996, a demand for arbitration was filed by the Company to address a claim made by Dr. Tempesta that the royalty will be payable with respect to either or both of Provir and Virend. See "Legal Proceedings."

      As the Company continues its product development and commercialization, it intends to enter into additional corporate alliances which may include licenses and/or marketing rights to selected products and markets.

Manufacturing

      Shaman intends to conduct both pilot-scale and commercial manufacturing of its future products either in-house, with collaborative partners, or through contract manufacturing facilities. The Company has created an in-house facility that operates under Good Manufacturing Practices ("GMP") and has conducted pilot-scale manufacturing of SP-303. The Company has a sufficient quantity of raw material for SP-303 and SP-303 manufacturing capacity to complete currently planned clinical trials. In addition, Shaman also expects to establish a second source manufacturing facility to produce clinical and early commercial lots in 1998.

      In January 1996, the Company entered into an agreement with Abbott Laboratories ("Abbott") for the production of nikkomycin Z. Abbott has developed processes and manufactured nikkomycin Z in compliance with GMP guidelines for the Company's clinical trial programs. SP-134101 is being manufactured by a contract manufacturer in compliance with GMP guidelines for the Company's clinical trial programs.

Marketing

      In July 1997, Shaman hired a senior executive to direct commercial development, including sales and marketing. The Company's general strategy is to develop corporate alliances with larger pharmaceutical companies for certain of its programs in order to take advantage of such companies' abilities to reach broad-based markets. Shaman is also evaluating the opportunity to retain certain marketing rights to its products. At the present time, Shaman has no sales staff. See "Business--Collaborative Relationships and License Agreements" and "Risk Factors--Limited Manufacturing and Marketing Experience and Capacity."

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

      The Company has been issued a U.S. patent related to its specific proanthocyanidin polymer compositions designated SP-303; specifically, the patent contains composition of matter claims related to SP-303 contained in the Company's Provir product.

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

      The Company has five issued U.S. patents relating to compositions and methods for treating Type II diabetes, as well as reducing hyperglycemia associated with other etiologies. The Company also has nine additional U.S. patent applications still pending which relate to compositions and methods for treating Type II diabetes, as well as reducing hyperglycemia associated with other etiologies. The Company has filed eleven foreign applications, i.e., international applications under the Patent Cooperation Treaty designating a number of foreign countries, as well as applications in Taiwan, corresponding to a number of the U.S. applications and plans to file additional corresponding foreign applications within the relevant convention periods.

      The Company also has one pending U.S. patent application and a corresponding international patent application designating a number of foreign countries relating to methods for administering and sustained release formulations for anti-fungal agents like nikkomycin Z. The methods and compositions are useful for treatment of fungal infections, particularly candidiasis, the most frequently encountered life-threatening mycoses. The
Company has licensed several patents from Bayer AG relating to the use of nikkomycin Z and the composition and use of nikkomycin Z in combination with other antifungal compounds for the development of antifungal agents.

      There can be no assurance that the Company's pending patent applications will result in patents being issued or that, if issued, patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. See "Risk Factors--Uncertainty Regarding Patents and Proprietary Rights."

Raw Materials Supply

      The Company imports all of the plant material it screens from foreign countries, particularly from countries in Latin and South America, Southeast Asia and Africa. Shaman's relationships with botanical organizations in tropical regions have enabled the Company to set up large-scale supply arrangements for the raw material from which some of its lead products are derived. For example, the plant material required for SP-303 is found in at least seven Latin and South American countries and can be harvested in a sustainable manner where work forces already exist. Presently, Shaman is harvesting approximately 12,000 kilograms of the SP-303 source plant per year from South and Central America, pursuant to supply agreements with corporations working in those regions. The SP-303 source plant occurs naturally in these areas and, after harvesting, can be regenerated to maturity in seven years. Shaman is currently engaged in setting up market-scale, long-term acquisition of quantities of material adequate to meet projected commercial demands for the launch and sale of Provir.

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

     Shaman has entered into supply agreements with companies working in Central and South America pursuant to which they will supply certain quantities of Shaman's commercial requirements of the raw material used to produce SP-303 from their countries. These companies work with cooperatives of indigenous peoples to supply source plants to Shaman, to transfer material information to Shaman relating to improvements in the collection and harvesting of the raw material, and to improve sustainable harvesting techniques in order to create a model of sustainable production in tropical forests. Although the Company has developed multi-country sources of supply for its key plant materials and has entered into long-term supply agreements for the source material for SP-303, there can be no assurance of a continual source of supply of these materials. See "Risk Factors--Dependence on Sources of Supply."

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

      The process required by the FDA before the Company's products may be marketed in the United States generally involves the following: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an IND, which must become effective before human clinical testing may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended indications; (iv) the submission to the FDA of an NDA; (v) satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with GMP. The testing and approval process requires substantial time, effort and financial resources.

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

      Occasionally, the FDA will require Phase IV "Post-Marketing Trials" which are conducted after FDA clearance to gain additional experience from the treatment of patients in the intended therapeutic area. Other Phase IV commitments might be additional toxicology or pharmacology studies.

After completion of the required testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review is often extended by mutual agreements of the sponsor and the FDA, or a major amendment to the submission. The FDA may refer the application to the appropriate advisory committee for review, evaluation and a recommendation as to whether the application should be approved.

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

The Healing Forest Conservancy

      In January 1990, Shaman formed The Healing Forest Conservancy, a California not-for-profit public benefit corporation (the "Conservancy"), which is dedicated to maintaining global plant biodiversity. The Conservancy focuses on conserving plants that have been used traditionally for medicinal purposes. Shaman has donated 13,333 shares of Common Stock to the Conservancy's endowment fund. The Company also plans to donate additional funds when it has achieved profits from product sales, if any, to provide benefits to indigenous peoples in the countries where Shaman's source plants are obtained. The Conservancy is also soliciting private donations to fund its operations and conservation efforts.

Employees

      As of February 27, 1998, the Company had 106 employees. Of these employees, 72 are dedicated to research, development, quality assurance and quality control, regulatory affairs and preclinical testing. Thirty-four of the Company's full-time employees hold a Ph.D. or M.D. In addition, the Company currently fills 15 positions through the use of temporary staff and consultants.

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

      Paul S. Auerbach, M.D. is Chief Operating Officer of MedAmerica in Oakland, California. Dr. Auerbach was formerly Chief, Division of Emergency Medicine at Stanford University Hospital in Stanford, California. Dr. Auerbach earned an A.B. in Religion from Duke University, an M.D. from Duke University School of Medicine, and was a Sloan fellow, M.S.M. at Stanford University Graduate School of Business.

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

      Nathaniel Quansah,  Ph.D. is an independent  ethnobotanical  researcher.
Dr. Quansah obtained a B.S. from the University of Cape Coast, Ghana and a Ph.D. in Botany from Goldsmith's College, University of London.

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

Risk Factors

      This Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K.

      Early Stage of Development; Technological Uncertainty. Shaman has not yet completed the development of any products. Many of the Company's products will require significant additional clinical testing and investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. The Company's Provir, nikkomycin Z and SP-134101 products are each in clinical development. Positive results for any of these products in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the products will be obtained.

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

      History  of  Operating  Losses;  Products  Still  in  Development;  Future
Profitability Uncertain. Shaman was incorporated in 1989 and has experienced significant operating losses in each of its fiscal years since operations began. As of December 31, 1997, the Company's accumulated deficit was approximately $111.9 million. The Company has not generated any product revenues and expects to incur substantial operating losses over the next several years. All of Shaman's products and compounds are in research and development, which require substantial expenditures of funds. In order to generate revenues or profits, the Company, alone or with others, must successfully develop, test, obtain regulatory approval for and market its potential products. No assurance can be given that Shaman's product development efforts will be successful, that required regulatory approvals will be obtained, or that the products, if developed and introduced, will be successfully marketed or will achieve market acceptance.

      No Assurance of Successful Product Development. The Company's research and development programs are at various stages of development, ranging from the research stage to clinical trials. Substantial additional research and development will be necessary in order for the Company to move additional product candidates into clinical testing, and there can be no assurance that any of the Company's research and development efforts on these or other potential products, including Provir, nikkomycin Z, and SP-134101 will lead to development of products that are shown to be safe and effective in clinical trials.

      In addition, there can be no assurance that any such products will meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. Further, the Company's products may prove to have undesirable or unintended side effects that may prevent or limit their commercial use. The Company may find, at any stage of this complex product development process, that products that appeared promising in preclinical studies or Phase I and Phase II clinical trials do not demonstrate efficacy in larger-scale, Phase III clinical trials and do not receive regulatory approvals. Accordingly, any product development program undertaken by the Company may be curtailed, redirected, suspended or eliminated at any time.

      In addition, there can be no assurance that the Company's testing and development schedules will be met. Any failure to meet such schedules could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's clinical trials may be delayed by many factors, including, but not limited to: slower than anticipated patient enrollment; difficulty in finding a sufficient number of patients fitting the appropriate trial profile; difficulties in the acquisition of sufficient supplies of clinical trial materials; or, failure to show efficacy in clinical trials or adverse events occurring during the clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulation."

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

      The Company intends to seek additional funding through public or private equity or debt financings, collaborative arrangements or from other sources. The Company may seek additional capital at any time that it deems market conditions to be favorable. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. In the event that additional funds are obtained through collaborative agreements, such agreements may require the company to relinquish rights to certain of its technologies, product candidates, products or marketing territories that the Company would otherwise seek to develop or commercialize itself. There can be no assurance that additional financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research, discovery or development programs, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Uncertainties Associated with Clinical Trials. Shaman has conducted, and plans to continue to conduct, extensive and costly clinical trials to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of completion and approval of trial protocols, the availability of funds for trials and the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company's ability to complete clinical trials in a timely fashion.

      The Company cannot assure that patients enrolled in its clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the U.S. FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA or the Company may suspend clinical trials at any time if either of them concludes that any patients participating in any such trial are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will demonstrate that any current or future product candidate is safe or effective or that data derived from any such study will be suitable for submission to the FDA or other regulatory authorities. Failure of the Company's clinical trials to demonstrate safety or efficacy in humans could cause the delay, suspension, or termination of any product program and could have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Collaborative Relationships. The Company's research and development efforts in its diabetes program and, to a lesser extent, in its other programs, is dependent upon its arrangements with Lipha/Merck and Ono and the compliance of such partners with the terms and conditions of such collaborative agreements including, without limitation, providing funding for research and development efforts and the achievement of milestones and assisting the Company in its research and development efforts. These partners may develop products that may compete with those of the Company. The amount and timing of resources they allocate to these programs is not within the Company's control. There can be no assurance that these partners will perform their obligations as expected or that any significant revenues will ultimately be derived from such agreements. The Company's agreement with Ono may be terminated in the event Ono determines further development of compounds is not warranted, provided certain other conditions are met. Termination of either agreement is subject to certain surviving obligations. If one or more such partners elected to terminate their relationships with the Company, or if the Company or its partners fail to achieve targeted milestones, it could have a material adverse effect on the Company's ability to fund such programs, or to develop any products on a collaborative basis with such partners. In addition, the Company may seek future collaborative agreements in order to commercialize additional product candidates or that any such agreements will be successful. There can be no assurance that the Company will be able to enter into such additional agreements and any failure could have a material effect on the Company's business, financial condition, and results of operations. See "Business--Collaborative Relationships and License Agreements."

      Rapid Technological Change and Substantial Competition. The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies and universities is intense. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products developed by the Company. These competing products may be more effective and less costly than the products developed by the Company. In addition, other forms of medical treatment may offer competition to the Company's products. The development of competing compounds could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Competition."

      Government Regulation; No Assurance of Regulatory Approvals. All new drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. These authorities impose substantial requirements upon the preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. The steps required before a drug may be approved for marketing in the United States generally include (i) preclinical laboratory and animal tests,
(ii) the submission to the FDA of an IND for human clinical testing, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of an NDA, and (v) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is made to assess compliance with GMP.

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

      Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's (either the Company's own or a third-party manufacturer) quality control and manufacturing procedures conform to current GMP, which must be followed at all times. The FDA strictly enforces GMP requirements through periodic unannounced inspections. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of the Company or any third-party manufacturer of the Company's planned products will conform to GMP requirements. Additionally, the Company or its third-party manufacturer must pass a pre-approval inspection of its manufacturing facilities by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of a product from the market.

      The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad. See "Business--Government Regulation."

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

      The Company currently has no sales staff. To the extent that the Company does not or is unable to enter into co-promotion agreements or to arrange for third party distribution of its products, significant additional resources will be required to develop a complete marketing and sales force. There can be no assurance that the Company will be able to enter into collaborative agreements or successfully establish a marketing and sales force.

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

    In the United States, the Patent and Trademark Office has rendered judgment in an Interference declared between the Company's issued patent covering its specific proanthocyanidin polymer composition and certain claims of U.S. application corresponding to the granted European patent of Leon Cariel and the Institut des Substances Vegetales by Daniel Jean and Leon Cariel. Judgment was awarded to the Company. Since the period for appeal has passed, this judgment is now final.

    Additionally, in connection with the Interference proceeding, the Company has had an opportunity to review the claims and file history of the Daniel Jean and Leon Cariel patent application which, under U.S. patent law, are kept confidential. One broad claim, in particular, of the Daniel Jean and Leon Cariel patent application, which was not involved in the Interference proceeding and which has been indicated to be allowable, covers a large variety of proanthocyanidin polymers. Based on opinion of counsel, the Company believes that this broad claim is subject to attack as invalid in view of prior art. Based on knowledge of the Company's specific proanthocyanidin polymer composition, the Company believes that the manufacture, use or sale of its specific proanthocyanidin polymer composition would not constitute infringement of this broad claim, once it issues. There can be no assurances, however, that the Company would prevail should an action for infringement of such claim be commenced. In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology.

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

      The Company's competitive position is also dependent upon unpatented trade secrets. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes also may arise as to the rights in related or resulting know-how and inventions. See "Business--Patents and Proprietary Rights."

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

      The Company is prosecuting its patent applications with the PTO but the Company does not know whether any of its applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated, inter alia, for utility, novelty, non-obviousness and enablement. The PTO may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, non-obvious or enabled.

      Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may provoke an interference proceeding in the PTO or such a proceeding may be declared by the PTO. In general, in an interference proceeding, the PTO would review the competing patents and/or patent applications to determine the validity of the competing claims, including but not limited to determining priority of invention. Any such determination would be subject to appeal in the appropriate U.S. federal courts.

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

    The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce the Company's patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. The Company may participate in interference proceedings that may in the future be declared by the U.S. Patent and Trademark Office, which could result in substantial cost to the Company. There can be no assurance that the outcome of any such litigation or interference proceedings will be favorable to the Company or that the Company will be able to obtain licenses to technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost.

     Year 2000 Compliance. The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and concluded that they are not and will not be materially affected by the year 2000. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collabortive parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

      Uncertainty of Product Pricing, Reimbursement and Related Matters. The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, the pricing or profitability of health care products is subject to government control. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company's business, financial condition or results of operations.

      In addition, in both the United States and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that reimbursement from third party payers will be available or will be sufficient to allow the Company to sell its products on a competitive or profitable basis.

      Possible Volatility of Stock Price. From time to time, the stock market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. In addition, the market price of the Company's Common Stock, like the stock prices of many publicly traded biotechnology and smaller pharmaceutical companies, has been and may continue to be highly volatile. Announcements of technological innovations, regulatory matters or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of Shaman's Common Stock. See "Part II--Item 5:
Market for Registrant's Common Stock and Related Stockholder Matters."

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

      Anti-Takeover Effect of Delaware Law and Certain Charter and Bylaws Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of Directors has the authority to issue up to 600,000 additional shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders.

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

      Shaman's headquarters are located in South San Francisco, California. The Company leases approximately 73,000 square feet for offices, laboratories, pilot manufacturing and preclinical testing in three adjacent buildings. An additional building with approximately 43,000 square feet becomes available to the Company in late 1999. The lease on these spaces expires February 28, 2003, and the Company has an option to renew the lease for two additional five-year periods. The South San Francisco facility serves as the principal site for preclinical research, clinical trial management, process development, quality assurance and quality control, regulatory and other affairs. The Company believes that its current facilities are suitable and adequate to meet its needs for the foreseeable future. Shaman anticipates it will be able to expand its facilities to nearby locations as the need develops. There can be no assurance however, that such space will be available on favorable terms, if at all.

ITEM  3.  LEGAL PROCEEDINGS

      The Company has initiated arbitration against Dr. Michael Tempesta with respect to a February 1990 license agreement. See "Business--Collaborative Relationships and License Agreements."

     Ms. Jacqueline Cossmon, the Company's former Vice President of investor and public relations filed a complaint against the Company with the Superior Court of the State of California, County of San Mateo on December 31, 1997 for wrongful termination and is seeking monetary damages. The Company denies any wrongdoing with respect to Ms. Cossmon and intends to vigorously defend this action.

      With the exception of the patent opposition proceeding in Europe, arbitration against Dr. Tempesta and Ms. Cossmon's action, the Company is not party to any other material legal proceedings. See "Risk Factors--Uncertainty Regarding Patents and Proprietary Rights."

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM  5.    MARKET FOR  REGISTRANT'S  COMMON  STOCK AND RELATED  STOCKHOLDER
            MATTERS

      The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SHMN. The Company's Common Stock began trading on January 26, 1993.

      Set forth below is the range of high and low closing sale prices for the Company's common stock for each quarter in the two most recent fiscal years, as regularly quoted in the Nasdaq National Market.

                                       High           Low
                   Q1 FY 96          $ 7.32         $ 5.13
                   Q2 FY 96            9.00           6.13
                   Q3 FY 96            8.63           5.75
                   Q4 FY 96            7.38           5.38

                   Q1 FY 97            6.25           3.88
                   Q2 FY 97            6.19           4.69
                   Q3 FY 97            7.00           5.12
                   Q4 FY 97            7.06           4.25

    As of February 23, 1998, there were approximately 847 holders of record of the Company's common stock. No dividends have been paid on the common stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM  6.  SELECTED FINANCIAL DATA  (in thousands, except per share data)

Year Ended December 31,            1997     1996      1995      1994       1993
-----------------------            ----     ----      ----      ----       ----
Statements of Operations Data:
   Revenue from collaborative
      agreements                 $ 3,500  $ 3,406   $ 2,210   $ 1,360   $ 2,050
   Operating expenses (1):
     Research and development     24,140   19,138    17,635    18,643    13,646
     General and administrative    4,833    3,537     3,705     3,545     2,659
                                 -------  -------   -------   -------   -------
    Total operating expenses      28,973   22,675    21,340    22,188    16,305
                                 -------  -------   -------   -------   -------

   Loss from operations          (25,473) (19,269)  (19,130)  (20,828)  (14,255)

   Interest income                 1,218    1,082     1,695     2,045     1,543
   Interest expense (cash)        (1,341)    (603)     (569)     (698)     (315)
   Interest expense (non-cash     (3,692)      --        --        --        --
                                  -------  -------   -------   -------  -------

Net loss                        $(29,288) $(18,790) $(18,004) $(19,481)$(13,027)
                                ========= ========= ========= ========= ========



Net loss per share (2)           $ (1.72)  $ (1.39)  $ (1.37)  $ (1.50) $ (1.30)
                                  =======   =======   =======   =======  =======


Shares used in calculation
   of net loss per share (2)      17,010    13,496    13,161    12,986   10,036



At December 31,                1997      1996       1995       1994      1993
---------------                ----      ----       ----       ----      ----

Balance Sheet Data:
   Cash, cash equivalents,
      and investments       $ 21,421  $ 16,533   $ 26,665   $ 39,843   $ 57,333
   Working capital            14,547     9,641     22,850     33,422     36,711
   Total assets               26,753    22,377     33,810     49,673     67,229
   Long-term obligations,
      excluding current
      installments            13,985     2,569      4,930      3,932      3,261
   Accumulated deficit      (111,910)  (82,622)   (63,832)   (45,828)   (26,348)
   Total stockholders'
      equity                 $ 5,148  $ 11,977   $ 24,205   $ 41,300   $ 60,436


(1)   Certain expenses have been reclassified to conform to 1997 presentation.

(2) Net loss per share is based on the weighted average number of common shares outstanding during the period and, for periods prior to the Company's initial public offering in January 1993, certain common equivalent shares. The company has not paid any dividends on its capital stock since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of AIDS-associated and watery diarrhea; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. Shaman maintains an active Type II diabetes research program which serves as the basis for its collaborations with Lipha s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

      The Company began operations in March 1990. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company's accumulated deficit at December 31, 1997, was approximately $ 111.9 million. Shaman expects to continue to incur substantial and increasing losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and its ongoing research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. Shaman has financed its research, development and administrative activities through various private and public equity financings, loans and debt financings, and collaborative agreements with pharmaceutical companies and, to a lesser extent, through equipment and leasehold improvement lease financings.

Results of Operations for the Years Ended December 31, 1997, 1996 and 1995

      The Company recorded collaborative revenues of $3.5 million, $3.4 million, and $2.2 million for 1997, 1996, and 1995, respectively. Revenues for 1997 resulted from the Company's on-going research funding from Ono and research funding from Shaman's collaboration with Lipha/Merck. Revenues for 1996 resulted from the Company's on-going research funding from Ono, an additional $1.0 million payment from Ono for enhanced rights to Shaman's antidiabetic compounds, and research payments and access fees from Shaman's collaboration with Lipha/Merck. Revenues in 1995 resulted solely from the Company's relationship with Ono, and included a one-time access fee associated with the May 1995 commencement of the collaboration. The Company expects that revenues from collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new products are partnered for development and commercialization.

     The Company incurred research and development expenses of $24.1 million, $19.1 million, and $17.6 million for 1997, 1996, and 1995, respectively. These expenses include salaries for scientific personnel, clinical development costs, laboratory supplies, patent protection and consulting fees, travel, plant collections, facilities expenses and other expenditures relating to research and product development. Research and development expenses increased $5.0 million in 1997 compared with 1996, and increased $1.5 million in 1996 compared with 1995. The increase in 1997 was primarily attributable to the Company's increased clinical development activities with respect to Provir, partially offset by reduced expenses for clinical development activities for nikkomycin Z. The increase in 1996 was primarily attributable to the Company's clinical development activities for Provir, as well as additional research and development activities with respect to nikkomycin Z, partially offset by reduced expenses for clinical development activities for Virend. Research and development expenses are expected to increase in 1998 as Provir enters Phase III clinical development for AIDS-associated diarrhea, other products continue through development and the Company actively maintains its diabetes research program.

      General and administrative expenses were $4.8 million, $3.5 million and $3.7 million for 1997, 1996 and 1995, respectively. These expenses include administrative salaries, consulting, legal, travel and other operating expenses. General and administrative expenses increased $1.3 million in 1997 compared to 1996, and decreased $0.2 million in 1996 compared to 1995. The increase in 1997 was primarily attributable an increase in compensation and marketing research related to late stage clinical products, as well as additional legal expenses related to certain disputes related to the Company's intellectual property rights. The Company's expanded research and clinical activities in 1998 are not expected to require commensurate increases in general and administrative support.

      Interest income was $1.2 million, $1.1 million and $1.7 million for 1997, 1996 and 1995, respectively. Interest income increased $100,000 in 1997 compared with 1996 and decreased $600,000 in 1996 compared with 1995. Interest income fluctuations have been consistent with changes in average cash and investment balances with which the Company substantially funded its operations in 1997, 1996 and 1995. The balances of cash, cash equivalents and investments were $21.4 million, $16.5 million and $26.7 million at December 31, 1997, 1996 and 1995, respectively.

      Interest expense was $5.0 million, $603,000 and $569,000 for 1997, 1996 and 1995, respectively. Interest expense increased in 1997 compared with 1996 principally due to a $3.7 million non-cash interest charge related to the issuance of senior convertible notes in June 1997, as well as the interest expense related to the Company's secured debt financing in May 1997. Interest expense increased in 1996 compared with 1995 as the Company absorbed a full year's expense on its unsecured term loan. The Company's general policy is to finance capital equipment and tenant improvements on a long-term basis, and interest expense in the future will be dependent in part on the Company's capacity to finance its future equipment needs.

      At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $ 102 million. The federal net operating loss carryforwards will expire at various dates beginning in 2004 through 2012, if not sooner utilized. Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity and Capital Resources

      As of December 31, 1997, the Company's cash, cash equivalents, and investments totaled approximately $21.4 million, compared with $16.5 million at December 31, 1996. The net increase was primarily attributable to funds received from the private placement of senior convertible notes in June 1997, registered direct public offerings in January 1997 and April 1997, the secured loan entered into in May 1997, and research funding from Shaman's collaboration with Lipha/Merck and Ono.

     In June 1997, the Company privately issued $10.4 million of senior convertible notes ("The 1997 Private Placement"). The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at the Company's option. Initially, the notes were convertible into Common Stock of the Company at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price will not be less than $5.50 per share. Starting in November 1997, the notes are convertible into Common Stock of the Company at a 10% discount from the low trading price during a designated time period prior to the conversion, with a floor of $5.50 through March 31, 1998, pursuant to a November 1997 understanding with the note holders to revise the terms of the note. In connection with this understanding, the Company issued to the note holders three-year warrrants to purchase an aggregate of 137,500 shares of common stock at an exercise price of $7.50 per share. The Company filed a registration statement with the SEC for the resale of shares issued upon conversion of these notes, which registration statement was declared effective on

August 29, 1997. Of the notes issued, $400,000 were issued to the placement agent as part of the placement fee. The Company paid the placement agent an additional $300,000 in cash. The placement fees and other offering costs have been capitalized in other assets as deferred issuance costs and are being amortized to interest expense over the life of the notes. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses.

    In May 1997, the Company obtained a $5.0 million, 36-month term loan to pay off pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development of the Company's existing product candidates. The loan carries an interest rate of 14.58% and is payable in equal monthly installments over the term of the loan. The lender was granted ten-year warrants to purchase 200,000 shares of the Company's Common Stock at $6.25 per share. The Company has attributed a value of $648,000 to these warrants. This amount has been recorded as a discount on the related debt and is being amortized as interest expense over the term of the loan.

      In April 1997, the Company sold 1,600,000 shares of Common Stock at $4.97 per share in a registered direct public offering, marketed solely by the Company, which yielded gross proceeds of $7.95 million. The net proceeds of approximately $7.8 million from this offering will be used for the continued research and clinical development of the Company's existing product candidates.

      In January 1997, the Company sold 2,000,000 shares of Common Stock in a registered direct public offering for gross proceeds of $9.0 million. The net proceeds of approximately $8.1 million from this offering will be used for the continued research and clinical development of the Company's existing product candidates.

      In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, the Company received an annual research fee of $1.5 million which is amortized to revenue over twelve months, as work is performed. The Company also received approximately $3.0 million for 388,918 shares of Common Stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's common stock at the time of purchase. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

      For the year ended December 31, 1997, Shaman recognized $1.5 million in revenue from the Lipha/Merck collaboration. Shaman also received $1.5 million for 200,787 shares of Common Stock priced at $7.47 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase.

      In July 1996, the Company closed a private placement (the "1996 Private Placement") pursuant to Regulation S under the Securities Act of 1933, as amended, in which it received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Convertible Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of the Company's Common Stock at an exercise price of

$10.18 per share. The Preferred Stock does not carry a dividend obligation and will convert into Common Stock no later than July 23, 1999 at a price per share between $6.00 and $8.15, depending on the market value of the Company's Common Stock during the period prior to conversion. Holders of preferred shares are entitled to a liquidation preference of $8.15 per share. In addition to the sale of Preferred Stock and warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of Common Stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's Common Stock price at the time of sale. If the Company exercises this right, the investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares. Pursuant to the terms of the 1997 Private Placement, the Company may not exercise this right until late February 1998.

     The Company expects to incur substantial additional costs relating to the continued preclinical and clinical testing of its products, regulatory activities and research and development programs. The Company anticipates that its cash, cash equivalents and investment balances of approximately $21.4 million at December 31, 1997, the collaborative revenue committed by Lipha/Merck, Lipha/Merck's commitment to purchase additional equity and Shaman's additional rights to sell Common Stock under the 1996 Private Placement will be adequate to fund operations, including payments due under long-term obligations, through the end of 1998. Milestone payments which may be received by the Company from Ono and Lipha/Merck would extend the Company's capacity to finance its operations beyond that time. However, there can be no assurance that these milestones will be achieved, or that additional funding, if needed, will be available on reasonable terms, or at all.

      Long-term obligations increased $11.4 million in 1997 compared with 1996 primariy due to the issuance of $10.4 million senior convertible notes in June 1997 along with other various financing activities.

     The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and concluded that they are not and will not be materially affected by the year 2000. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collabortive parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.


Future Outlook

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks and uncertainties include the fact that Shaman is still a relatively young company and has not yet completed a full cycle of development, regulatory approval and commercialization for any of its products. The clinical and regulatory processes through which the Company's products must proceed are complex, uncertain and costly, and no assurance can be given regarding the timing of clinical or regulatory progress or that the Company will be successful in commercializing any of its product candidates. These development processes require substantial amounts of funding, and the Company is dependent on corporate partners and the equity markets to finance such efforts. Where access to funding is difficult, the Company's stockholders may face significant dilution, and the ability of the Company to proceed with its programs and plans may be significantly and adversely affected. Actions and advances by competitors may also significantly affect the Company's prospects, as may the existence of patents held by such competitors or potential competitors. In addition, there can be no assurance that any plants required by the Company will be indefinitely available or that any compounds derived from the plant material will result in protected proprietary rights for the Company.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Shaman Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of Shaman Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaman Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Palo Alto, California
January 29, 1998                                            ERNST & YOUNG LLP

                               BALANCE SHEETS

                                                          December 31,
                                                 -------------------------------
                                                       1997           1996
                                                   -------------  -------------
ASSETS

Current assets:
   Cash and cash equivalents                      $ 11,340,702   $ 16,051,251
   Short-term investments                           10,079,943        481,677
   Prepaid expenses and other current assets           746,058        938,872
                                                  -------------  -------------
Total current assets                                22,166,703     17,471,800
                                                  -------------  -------------
Property and equipment:
   Equipment and furniture                           7,370,051      6,683,261
   Leasehold improvements                            7,351,827      7,125,235
                                                  -------------  -------------
                                                    14,721,878     13,808,496
   Less:  accumulated depreciation and
   amortization                                     10,749,738      9,031,571
                                                  -------------  -------------
                                                     3,972,140      4,776,925
Other assets                                           613,657        128,080
                                                  -------------  -------------
Total assets                                      $ 26,752,500   $ 22,376,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued expenses    $    925,701    $ 1,445,616
   Accrued clinical trial costs                      1,689,659      1,233,014
   Accrued professional fees                           718,625        689,216
   Accrued compensation                                368,272        332,738
   Advances - contract research                      1,133,605      1,883,605
   Current installments of long-term obligations     2,783,976      2,246,795
                                                   -------------  -------------
Total current liabilities                            7,619,838      7,830,984

Long-term obligations, excluding current
   installments                                      4,017,979      2,568,931
Senior convertible notes                             9,967,044             --

Stockholders' equity:
   Preferred stock, $0.001 par value;
     issuable in series;
     1,000,000 shares authorized; 400,000
     convertible shares
      issued and outstanding at December 31,
     1997 and 1996
     (Liquidation preference at December 31,
     1997 and 1996  - $3,258,800)                          400            400
   Common stock, $0.001 par value; 40,000,000
     shares authorized;  17,796,045 shares
     and 13,920,684 shares issued and
     outstanding at December 31, 1997 and
     1996, respectively                                 17,796         13,921
   Additional paid-in capital                      117,164,524     94,604,455
   Deferred compensation and other adjustments        (124,910)       (20,250)
   Accumulated deficit                            (111,910,171)   (82,621,636)
                                                  -------------  -------------
Total stockholders' equity                           5,147,639     11,976,890
                                                  -------------  -------------
Total liabilities and stockholders' equity        $ 26,752,500   $ 22,376,805
                                                  =============  =============

                See accompanying notes to financial statements.

                           STATEMENTS OF OPERATIONS



                                            Years Ended December 31,
                                ------------------------------------------------
                                     1997              1996            1995
                               ---------------   ---------------  --------------
Revenue from collaborative
   agreements                    $ 3,500,000       $ 3,406,250     $ 2,210,147


Operating expenses:
   Research and development       24,140,246        19,138,190      17,634,898
   General and  administrative     4,833,489         3,537,157       3,704,962
                               ---------------   ---------------  --------------
Total operating expenses          28,973,735        22,675,347      21,339,860
                               ---------------   ---------------  --------------

Loss from operations             (25,473,735)      (19,269,097)    (19,129,713)

Interest income                    1,217,884         1,082,618       1,695,192
Interest expense (cash)           (1,340,544)         (603,330)       (568,985)
Interest expense (non-cash)       (3,692,140)               --              --
                               ---------------  ----------------  --------------

Net loss                       $ (29,288,535)    $ (18,789,809)   $ (18,003,506)
                               ===============   ===============  ==============

Net loss per share                  $  (1.72)         $  (1.39)         $ (1.37)

                               ===============   ===============  ==============
Shares used in calculation
   of net loss per share          17,010,000        13,496,000       13,161,000
                               ===============   ===============  ==============



                See accompanying notes to financial statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1996 and 1997

                                              Deferred
             Convertible          Addition  Compensation              Total
              Preferred   Common  Paid-In     and     Accumulated  Stockholders'
                Stock     Stock   Capital     Other      Deficit       Equity
                                             Adjustments
--------------------------------------------------------------------------------

Balance at
  December 31,
  1994             --     13,019  88,013,987  (898,737) (45,828,321) 41,299,948

Issuance of
  238,297 shares
  of common
  stock upon
  the exercise
  of stock
  options           --       239     406,176        --           --     406,415
Unrealized
  gain on
  available-for-sale
  securities        --        --          --   351,259           --     351,259
Amortization
  and reversals
  of deferred
  compensation      --        --    (249,237)  400,522           --     151,285
Net loss            --        --          --        --  (18,003,506)(18,003,506)
                ------    ------      ------    ------  ----------- -----------
Balance at
  December 31,
  1995              --    13,258  88,170,926  (146,956) (63,831,827) 24,205,401
Issuance of
  273,978 shares
  of common
  stock upon
  the exercise
  of stock
  options            --      274     439,806        --           --     440,080
Issuance of
  400,000 shares
  of series A
  convertible
  preferred
  stock             400       --   3,057,823        --           --   3,058,223
Issuance of
  388,918 shares
  of common
  stock in
  connection
  with Lipha/Merck
  collaboration      --      389   2,971,833        --           --   2,972,222
Unrealized
  loss on
  available-for-sale
  securities         --       --          --   (26,458)          --     (26,458)
Amortization
  and reversals
  of deferred
  compensation       --       --     (35,933)  153,164           --     117,231
Net loss             --       --          --        --  (18,789,809)(18,789,809)
                 ------   ------      ------    ------   ---------- -----------
Balance at
  December 31,
  1996              400   13,921  94,604,455   (20,250) (82,621,636) 11,976,890
                =======  =======  ========== ==========  ========== ===========

Issuance of
  19,472 shares
  of common
  stock upon
  the exercise
  of stock
  options            --       19     64,137         --           --      64,156
Issuance of
  2,000,000
  shares of common
  stock in
  connection with
  a registered
  direct
  public offering
  in January 1997,
  net of
  issuance costs
  of $.93 million     --   2,000   8,068,410        --           --   8,070,410
Issuance of
  1,6000,000
  shares of common
  stock in
  connection with
  a registered
  direct public
  offering
  in April 1997,
  net of
  issuance costs
  of $.13 million     --   1,600   7,822,654        --           --   7,824,254
Issuance of
  200,787 shares
  of common
  stock in
  connection
  with Lipha/
  Merck
  collaboration       --     201   1,492,338        --           --   1,492,539
Issuance of
  55,102 shares
  of common
  stock upon
  conversion of
  senior
  convertible
  notes in
  November 1997       --      55     223,108        --           --     223,163
Unrealized
  loss on
  available-for-sale
  securities          --      --         --     (9,720)          --      (9,720)
Deferred
  compensation
  related to
  granting of
  options to
  non-employees,
  net of
  amortization
  and reversals       --      --    240,282    (94,940)          --     145,342
Value ascribed
  to warrants
  issued in
  conjunction
  with secured
  loan                --      --    648,000         --           --     648,000
Value ascribed
  to in-the-money
  conversion
  option of
  senior
  convertible
  notes               --      --   3,692,140        --           --   3,692,140
Value ascribed
  to warrants
  issued in
  conjunction
  with senior
  convertible
  notes               --      --     309,000        --           --     309,000
Net loss              --      --          --        --  (29,288,535)(29,288,535)
                   =====   ======   ========     =====   ==========  ==========
Balance at
  December 31,
  1997              $400 $17,796 $117,164,524 $(124,910)$(111,910,171)$5,147,639
                 ======  =======  ============ ========   ============ =========


                See accompanying notes to financial statements.

                           STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                 Years ended December 31,
                                    -------------------------------------------
                                         1997           1996           1995
                                     ------------   ------------   ------------
Operating activities:
  Net loss                        $ (29,288,535)  $ (18,789,809)  $ (18,003,506)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
      Depreciation and amortization   2,108,896       2,363,091       2,717,332
      Interest expense on issuance
        of senior convertible notes   3,692,140              --              --
  Changes in operating assets and
    liabilities:
      Prepaid expenses, current assets
        and other assets                628,198         (80,148)        531,303
      Accounts payable, accrued
        professional fees,
        accrued compensation,
        accrued clinical
        trial costs and contract
        research advances              (748,327)      2,021,220         206,079
                                     -----------    -----------     -----------
Net cash used in
   operating activities             (23,607,628)    (14,485,646)    (14,548,792)
                                    -----------     -----------     -----------
Investing activities:
  Purchases of available-for-sale
     investments                    (14,562,627)    (10,872,811)    (20,007,947)
  Maturities of available-for-sale
    investments                       4,954,640      26,325,454      33,970,649
  Sales of available-for-sale
    investments                              --       1,494,000              --
  Capital expenditures                 (913,382)       (864,729)       (411,592)
                                     -----------     -----------     -----------

Net cash provided by (used in)
  investing activities              (10,521,369)     16,081,914      13,551,110
                                    -----------      ----------      ----------
Financing activities:
  Proceeds from issuance of preferred
    stock, net                               --       3,058,223              --
  Proceeds from issuance of common
    stock, net                        17,446,683      3,412,302         406,415
  Proceeds from issuance of long-term
    obligations                        5,000,000        600,000       1,900,000
  Proceeds from issuance of senior
    convertible notes, net             9,479,039             --              --
  Principal payments on long-term
    obligations                       (2,936,297)    (1,825,665)       (875,192)
  Proceeds from asset financing
    arrangements                         429,023             --              --
                                      -----------    -----------     -----------
Net cash provided by financing
  activities                          29,418,448      5,244,860       1,431,223
                                      ----------      ---------       ---------
Net increase (decrease) in cash and
  cash equivalents                    (4,710,549)     6,841,128         433,541
Cash and cash equivalents at
  beginning of period                 16,051,251      9,210,123       8,776,582
                                      -----------    -----------     -----------
Cash and cash equivalents at end    $ 11,340,702   $ 16,051,251     $ 9,210,123
  of periiod                         ===========    ===========      ===========


Supplemental information
  Interest paid                        $ 538,891      $ 603,330       $ 634,131
                                     ===========    ===========      ===========



                See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

General

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of AIDS-associated and watery diarrhea; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. Shaman maintains an active Type II diabetes research program which serves as the basis for its collaborations with Lipha s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

Revenue Recognition

    Revenue recognized under the Company's collaborative research agreements is recorded as earned based upon the performance requirements of the contract. Payments received in advance under these agreements are deferred until earned.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to follow the disclosure requirements of SFAS No. 123 for the year ended December 31, 1997, 1996 and 1995 and will continue to measure stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the disclosure requirements will have no effect on the Company's financial position or results of operations. Note 7 contains a summary of the pro forma effects to reported net loss and net loss per share for 1997, 1996 and 1995 as if the Company had elected to recognize compensation expense based on the fair value of options granted as described by SFAS 123.

    The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to the fair market value of shares at the date of grant. The Company accounts for stock option grants to employees and directors in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants to employees and directors.

Per Share Data

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company adopted in the period ended December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and other common stock equivalents is excluded. The impact of Statement 128 results in no change to the Company's net loss per share, as stock options and other common stock equivalents have been excluded from the current computation as they are antidilutive.

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

    Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such determination as of each balance sheet date. As of December 31, 1997 and 1996, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, included in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

2.  Collaborative Relationships

     In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, the Company received an annual research fee of $1.5 million which was amortized to revenue over twelve months as work was performed. The Company also received approximately $3 million for 388,918 shares of common stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono, Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's common stock at the time of purchase. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

     For the year ended December 31, 1997,Shaman recognized $1.5 million in revenue from the Lipha/Merck collaboration. Shaman also received $1.5 million for 200,787 shares of Common Stock priced at $7.47 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase. Revenues from Lipha/Merck accounted for 43% and 12% of total revenues earned in 1997 and 1996, respectively.

    In May 1995, the Company entered into a collaborative agreement with Ono providing for, among other things, three years of funding for the research and development of compounds for the treatment of Type II diabetes. Under the agreement, Shaman will screen 100 diabetes-specific plants per year in vivo, isolate and identify active compounds, and participate in any medicinal chemistry modification. In turn, Ono will provide Shaman with access to Ono's preclinical and clinical development capabilities through proprietary in vitro assays and medicinal chemistry effort. Ono's development and commercialization rights are for the countries of Japan, South Korea and Taiwan. Under the terms of the agreement, Ono will provide up to $7.0 million in collaborative research funding and will pay preclinical and clinical milestone payments of $4.0 million per compound for each antidiabetic drug that is commercialized. Of the $3.0 million received on signing the agreement, $1.0 million was an access and license fee recognized as revenue in 1995, and the remaining $2.0 million was the annual research and development funding recognized as revenue over the subsequent year. Shaman received an additional $1.0 million payment (beyond the $7.0 million commitment) in December 1996 for enhanced access rights to these compounds. For the year ended December 31, 1997, Shaman recognized $2.0 million in revenue from the Ono collaboration. Revenues from Ono accounted for 57% and 88% of total revenues earned in 1997 and 1996, respectively.

    Costs associated with revenue from these collaborations totaled $11.4 million and $11.6 million for the year ended December 31, 1997 and 1996, respectively, and are included in research and development expenses in the accompanying financial statements.

3.  Investment  Securities

    The following is a summary of available-for-sale securities (in thousands):

                                             Gross         Gross      Estimated
                                          Unrealized    Unrealized      Fair
                                Cost         Gains        Losses        Value
                         -------------------------------------------------------
                                           December 31, 1997
                         -------------------------------------------------------
U.S. Treasury securities and
  government obligations   $   4,625     $      --    $      (10)      $  4,615
U.S. corporate bonds           3,000            --                        3,000
U.S. corporate commercial
  paper and other             10,810            --           (20)        10,790
                         -------------------------------------------------------
         Total             $  18,435     $      --    $      (30)      $ 18,405
                           =========    ==========    ===========     =========

Above amounts are included in the balance sheet as follows:

                                            Gross          Gross      Estimated
                                         Unrealized      Unrealized      Fair
                               Cost         Gains         Losses        Value
                      ----------------------------------------------------------
                                         December 31, 1997
                      ----------------------------------------------------------
Cash and cash equivalents  $   8,345     $      --    $      (20)      $  8,325
Short-term investments        10,090            --           (10)        10,080
                          ----------    ----------    ----------    -----------
  Total                    $  18,435     $      --    $      (30)      $ 18,405
                          ==========    ==========    ===========   ===========




                      ----------------------------------------------------------
                                         December 31, 1996
                      ----------------------------------------------------------

U.S. Treasury securities and
  government obligations    $    499     $     --        $   (17)      $    482
U.S. corporate bonds           2,218           --             --          2,218
U.S. corporate commercial
  paper and other             12,830           --             (3)        12,827
                            --------      -------         ------        -------
   Total                    $ 15,547     $     --        $   (20)      $ 15,527
                            ========     ========        ========      ========

Above amounts are included in the balance sheet as follows:

Cash and cash equivalents   $ 15,048     $     --        $    (3)      $ 15,045
Short-term investments           499           --            (17)           482
                            --------     --------        --------      --------
  Total                     $ 15,547     $     --        $   (20)      $ 15,527
                            ========     ========        ========      ========


    The average remaining maturity of the portfolio was approximately four and a half months as of December 31, 1997 and 1996, respectively.

    The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value.

Fair Value of Long-Term Obligations

    The fair values of the Company's long-term obligations are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts and fair values of long-term obligations consisted of the following at December 31, 1997:

                                        Carrying Value           Fair Value
                                        --------------           ----------
Leasehold improvements financings         $2,093,435             $2,010,938
Equipment  borrowings                     $  401,555             $  403,194
Secured Loan                              $4,190,105             $4,330,073


The carrying value of the Company's term loan approximates its fair value because the interest rates on the note takedowns are periodically reset.

4.  Long-Term Obligations

    Long-term obligations consist of secured and unsecured term loans, senior convertible notes, secured borrowings used to acquire property and equipment, capital lease arrangements and a leasehold improvement financing obligation.

    In October 1995, the Company closed a $2.5 million unsecured term loan to finance capital asset acquisitions and potential facilities expansion. The Company failed to achieve certain financing and collaborative objectives by May 15, 1996 which resulted in an acceleration of principal. The acceleration provisions required that principal amortization be shortened from 30 months to 24 months, with the first monthly payment due May 15, 1996. The unsecured term loan was paid off in May 1997. Interest on each advance was charged at the London Interbank Offered Rate ("LIBOR") plus 1.5% or prime plus 0.5%. The interest rate on the loan was approximately 7.14% at May 1997 and 7.13% at December 31, 1996.

    In May 1997, the Company obtained a $5.0 million term loan to payoff pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development. The loan is payable in thirty-six equal monthly installments and the interest rate is 14.58%. The lender was granted warrants to purchase 200,000 shares of the Company's Common Stock at $6.25 per share, which are exercisable over a ten year period.

     In June 1997, the Company privately issued $10.4 million of senior convertible notes (The "1997 Private Placement"). The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at the Company's option. Initially, the notes are convertible into Common Stock of the Company at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price will not be less than $5.50 per share. Starting in November 1997, the notes are convertible into Common Stock of the Company at a 10% discount from the low trading price during a designated time period prior to the conversion, with a floor of $5.50 through March 31, 1998, pursuant to a November 1997 understanding with the note holders to revise the terms of the note. In connection with this understanding, the Company issued to the note holders three-year warrrants to purchase an aggregate of 137,500 shares of common stock at an exercise price of $7.50 per share. In November 1997, a principal amount of $220,666 was converted into 55,102 shares of the Company's Common Stock.

    Of the notes issued, $400,000 were issued to the placement agent as part of the placement fee. The Company paid the placement agent an additional $300,000 in cash. The placement fees and other offering costs have been capitalized in other assets as deferred issuance costs and are being amortized to interest expense ove the life of the notes. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses.

     The SEC has promulgated requirements for charges to be recognized by companies which issue certian convertible notes that provide for a guaranteed discount feature. In connection with the issuance of the notes, the Company recognized a non-cash charge in the amount of $3,692,000 in the third quarter ended September 30, 1997. This amount was calculated as required by the SEC.

     Equipment borrowings totaled $401,555 and $1,183,335 at December 31, 1997 and 1996, respectively. The borrowings bear interest at rates ranging from 10.7% to 12.75% at December 31, 1997 and 1996, respectively, are secured by the equipment acquired, and are payable in monthly installments ranging from $10,000 to $156,000 through December 1998.

    The Company has also acquired certain equipment and furniture pursuant to capital lease arrangements. The gross amount of equipment and furniture and the related accumulated amortization recorded under capital leases included in property and equipment are as follows:


At December 31,                                1997               1996
                                               ----               ----
  Equipment and furniture                  $ 1,890,164        $ 1,461,141
  Less accumulated amortization             (1,354,475)        (1,194,475)
                                           -----------        -----------
                                           $   535,689        $   266,666
                                           ===========        ===========

Amortization   of  assets   acquired  under  capital  leases  is  included  with
depreciation and amortization expense.

      In connection with the facility lease described in Note 5, the Company entered an agreement with the former tenant of the facility to acquire approximately $1.5 million of tenant improvements by making annual payments to the former tenant, including accrued interest, of $540,000 in 1998 through 2002.

      At December 31, 1997, future payments on long-term obligations are as follows:

              Senior                                      Leasehold
            Convertible   Secured   Equipment   Capital   Improvement
              Notes        Loan     Borrowings  Leases    Financing      Total
            ----------  ---------  ---------  ---------  -----------  ----------
1998       $       --   $1,558,076  $401,555   $128,382   $540,000   $2,628,013
1999               --    1,801,058        --    128,382    540,000    2,469,440
2000       10,179,334      830,971        --    128,382    540,000   11,678,687
2001               --          --         --    128,382    540,000      668,382
2002               --          --         --         --    540,000      540,000
            ----------  ---------  ---------  --------- -----------  ----------
Total
 minimum
 payments  10,179,334    4,190,105   401,555    513,528  2,700,000   17,984,522
Less amount
 representing
 interest (at
 rates ranging
 from 10.7% to
 14.6%             --           --        --    (84,506)  (606,565)    (691,071)
           ----------    ---------  ---------  --------- ----------  ----------
           10,179,334    4,190,105   401,555    429,022  2,093,435   17,293,451
Less
 current
 installments      --   (1,558,076) (401,555)   (92,507)  (540,000)  (2,592,138)
           ----------    ---------  --------- ---------  ----------  ----------
Long-term
 obligations,
 excluding
 current
 install-
 ments    $10,179,334   $2,632,029  $     --   $336,515 $1,553,435  $14,701,313
          ===========  ===========  =========  ======== ===========  ==========

5.    Commitments  and  Contingencies

      In January 1993, the Company entered a noncancelable lease for a new research and office facility in South San Francisco, California. The lease, as amended in April 1994, provides for future lease payments totaling approximately $7.7 million through 2003 and options to renew for a total of ten years. The Company is required to pay operating costs, including property taxes, utilities, insurance and maintenance.

      At December 31, 1997, the minimum noncancelable future rental payments under the Company's operating leases are:

                       1998         $1,187,000
                       1999          1,292,000
                       2000          1,497,000
                       2001          1,497,000
                       2002          1,497,000
                       Thereafter      762,000


    Rent expense for each of the three years ended December 31, 1997, 1996 and 1995 was approximately $1,154,000, $1,348,000, and $1,004,000, respectively.

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

6.  Contractual Agreements

    The Company has entered into license, clinical trial and supply agreements with universities, research organizations and commercial companies. Certain of these agreements require payments of royalties on future sales of resulting products and may subject the Company to minimum annual payments to its contract partners. In addition, the Company signed an agreement in 1995 which could result in the payment of milestone installments if certain development objectives are achieved. To date, payments under these agreements have not been significant and, at December 31, 1997, related noncancelable commitments are immaterial.

7.  Stockholders' Equity

Preferred Stock

    The Company is authorized to issue 1,000,000 shares of preferred stock (400,000 shares of which are issued and outstanding). The Company's Board of Directors may set the rights and privileges of any preferred stock issued.

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

    Both programs provide for automatic acceleration of the exercise period in the event of certain corporate transactions, including a merger, asset sale or change in control of the Company. The Plan was amended in 1997 to increase the shares authorized for issuance by additional 700,000 shares.

    The 1990 Stock Option Plan provided for the granting of incentive and non-statutory stock options. Both types of options were immediately exercisable and expire ten years from the date of grant. Vesting of optioned shares was determined by the board of directors and generally occurred over a two- to four-year period from the date of grant. At December 31, 1997, all options to purchase common stock issued under this plan were vested.

A summary of stock option activity is as follows:

                                         Options Outstanding
                          ---------------------------------------------------
                                                        Weighted     Weighted
                                                         Average      Average
                             Number        Price Per    Exercise    Fair Value
                           of Shares         Share       Price    at Grant Date
                        -------------     ----------   ----------  -------------
Balance at December 31,
  1995                      1,809,065    $  .06-13.25     $ 4.40
    Granted at fair value     847,928      5.88- 8.13       6.75        $ 3.85
    Exercised                (273,978)      .06- 7.86       1.61
    Forfeited                (281,039)      .24-13.25       6.12
                            ----------     ----------      -----         -----
Balance at December 31,
  1996                      2,101,976       .06-13.25       5.48
    Granted at fair value     951,400      4.13- 6.81       5.41        $ 3.46
    Exercised                 (19,472)      .24- 5.88       3.29
    Forfeited                (242,299)     3.50-13.25       6.40
                           -----------     ----------      -----         -----
Balance at December 31,
  1997                      2,791,605     $ .06-13.25     $ 5.40
                          ===========     ===========     ======        ======


    At December 31, 1997, 1,310,036 shares under options were exercisable at a weighted average exercise price of $5.25 per share (968,235 shares at $5.10 per share at December 31, 1996).

    The  following  table   summarizes   information   regarding  stock  options
outstanding at December 31, 1997:



                              Weighted                     Shares under Options
                               Average                        Exercisable at
             Option Shares   Contractual     Weighted         December 31, 1997
  Range of    Outstanding at   Remaining     Average       ---------------------
  Exercise    December 31,       Life        Exercise           Weighted Average
  Prices         1997          (Years)        Price     Number    Exercise Price
  ---------  --------------  -------------  ----------  -------   --------------

$0.06-$ 3.63     684,820         6.20        $ 2.71     517,558        $ 2.46
 4.13-  5.25     605,394         8.53          5.07     127,627          5.20
 5.38-  6.06     735,288         8.89          5.68     243,280          5.59
 6.38-  7.50     571,028         8.01          6.88     235,492          6.91
 7.86- 13.25     195,075         5.86         10.41     186,079         10.52
------------  -----------       -----        ------    --------       -------
$0.06-$13.25   2,791,605         7.76        $ 5.39   1,310,036        $ 5.25
============   =========        =====        ======   =========        ======


      For certain options issued during the years ended December 31, 1993 and 1994, the Company recorded deferred compensation for the difference between the exercise price and the fair market value of the Company's common stock at the date of grant. For certain additional options issued during the years ended December 31, 1996 and 1997 to non-employees, the Company recorded deferred compensation expense for the fair value of the options at the date of grant. Deferred compensation is amortized to expense on a straight-line basis over the vesting period of the options.

Pro Forma Information

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The following are the weighted-average assumptions for 1997, 1996 and 1995 respectively: risk-free interest rates of 6.27%, 5.73%, and 6.94%; no dividends paid; volatility factors of the expected market price of the Company's common stock of
 .75 and a weighted-average expected life of the options of 5.0, 3.85, and 3.91 years. The effects of applying FAS 123 for recognizing compensation expense and providing pro forma disclosures in 1997 and 1996 are not likely to be representative of the effects on reported net income in future years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro-forma net loss over the options' vesting periods. The Company's pro forma information follows (in thousands except for net loss per share information):

                                1997             1996            1995
                                ----             ----            ----
Net loss
    Historical              $ (29,289)       $ (18,790)      $ (18,004)
    Pro forma               $ (31,101)       $ (20,280)      $ (18,731)
Net loss per share
    Historical              $   (1.72)       $   (1.39)      $   (1.37)
    Pro forma               $   (1.83)       $   (1.50)      $   (1.42)


Reserved Shares

      At December 31, 1997, 4,560,284 shares of common stock were reserved for conversion of outstanding preferred stock and for issuance upon exercise of outstanding options, warrants and options available for future grant.

Warrants

     In connection with obtaining long term debt financing in May 1997, the Company agreed to issue warrants to purchase a total of 200,000 shares of common stock at an exercise price of $7.50 per share (see Note 4). These warrants were determined to have a total value of $648,000 based on the Black Scholes option pricing model. Such value has been recognized as a reduction to the related debt and is being amortized to interest expense over the term of such debt.

      In connection with an amendment to the conversion terms of senior convertible notes in November 1997, the Company issued warrants to purchase a total of 137,500 shares of common stock (see Note 4). These warrants were determined to have a total value of $309,000 based on the Black Scholes option pricing model. Such value has been recognized as a reduction to the related convertible notes and is being amortized to interest expense over the extended conversion term.

      At December 31, 1997, warrants to purchase a total of 979,205 shares of common stock were outstanding, with exercise prices ranging from $2.40 to $10.83 per share. These warrants, which expire in 1998 through 2007, were issued to creditors in connection with certain lease financing arrangements and preferred stock financing arrangements.

8.  Taxes

     As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $102 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2012, if not sooner utilized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1997, 1996 and 1995 are as follows:

Deferred tax assets:                       1997          1996           1995
                                        ---------      ---------      --------
  Net operating loss carryforwards     $35,200,000    $26,600,000   $20,600,000
  Research credits
     (expiring in 2004 - 2012)           2,800,000      2,300,000     1,900,000
  Capitalized research and
      development costs                  4,700,000      3,700,000     2,900,000
  Other                                    400,000        400,000       100,000
                                      ------------    -----------   -----------
  Total deferred tax assets             43,100,000     33,000,000    25,500,000
  Valuation allowance for deferred
      tax assets                       (43,100,000)   (33,000,000)  (25,500,000)
                                      ------------    -----------   -----------
  Net deferred tax asset               $        --    $        --   $        --
                                       ============   ============  ===========

      The net valuation allowance increased by $6.7 million during the year ended December 31, 1995.

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

Identification of Directors and Executive Officers

      The information required by this Item 10 concerning the directors and executive officers of the Company is incorporated by reference from the information under the captions "Proposal One - Election of Directors Information With Respect to Nominees" and "Executive Compensation and Other Information - Directors and Executive Officers" in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

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

            The following Financial Statements together with the Report of Independent Auditors are filed as part of this Form 10-K under Item 8 above:

            Report of Independent Auditors

            Balance Sheets at December 31, 1997 and 1996

            Statements of Operations for each of the years ended December 31, 1997, 1996 and 1995

            Statements of Stockholders' Equity for each of the years ended December 31, 1997, 1996 and 1995

            Statements of Cash Flows for each of the years ended December 31, 1997, 1996 and 1995

            Notes to Financial Statements

(a)   (2)   Financial Statement Schedules

            No financial statement schedules are included because they are not required or the required information is included in the financial statements or notes thereto.

(b)   Reports on Form 8-K

            A current Report on Form 8-K was filed on November 19, 1997 containing information required by Item 5, Other Events.

(c)   Exhibits

      Exhibit No. Description

      3.1(12)      Restated Certificate of Incorporation,  as filed with the
                   Delaware Secretary of State on June 3, 1997.
      3.2(9)       Amended and Restated By-Laws, as amended March 29, 1996.
      4.1(9)       Certificate of Designation of Preferences of Series A
                   Preferred Stock of the Registrant, as filed with the Delaware
                   Secretary of State on July 27, 1996.
      10.1(1)(14)  1990 Stock Option Plan, as amended.
      10.2(1)(14)  401(k) Plan.
      10.3(1)(14)  Form of Stock Purchase Agreement.
      10.4(1)      Form of Confidentiality Agreement-Employees & Consultants.
      10.5(1)      Form of Confidentiality Agreement-Strategic Planning.
      10.6(1)      Form of Indemnification Agreement.
      10.7(1)(14)  Form of Employment Agreement.
      10.8(1)      Form of Agreement with Scientific Strategy Team Members.
      10.9(1)      Form of Proprietary Information and Inventions
                   Agreement-Employees.

      10.10(1) Form of Proprietary Information and Inventions Agreement-Consultants.
      10.11(1) Letter Agreements dated December 8, 1989, May 30, 1990, June 21, 1990, August 24, 1990 and July 22, 1991, between Shaman and National Institute of Allergy and Infectious Diseases.
      10.12(1)(13) License Agreement dated February 8, 1990, between Shaman and
                   Dr. Michael Tempesta.
      10.13(1)(14) Stock Purchase Agreement dated June 15,1990, between Shaman and Lisa A. Conte.
      10.14(1) Master Equipment Lease Agreement dated September 28, 1990, between Shaman and MMC/GATX Partnership No. I, with related schedules.
      10.15(1) Series B Preferred Stock Warrants dated September 28,1990 and June 28, 1991, issued to MMC/GATX Partnership No. I.
      10.16(1)(13) License  Agreement dated December 5, 1990, as amended January
                   19, 1992, between Shaman and the University of British Columbia.
      10.17(1)     Master Equipment Lease Agreement dated December 26, 1990,
                   between Shaman and Lease Management Services, Inc.
      10.18(1)     Master Equipment Lease Agreement dated April 22,1991, between
                   Shaman and Industrial Way I Limited Partnership.
      10.19(1)(13) Contract Services  Agreement dated May 23, 1991,  February 1,
                   1992, February 4, 1992, September 23, 1992 and October 30, 1992, between Shaman and New Drug Services, Inc.
      10.20(1)(13) License  Agreement dated  September 25, 1991,  between Shaman and Inverni della Beffa SpA.
      10.21(1)(13) Manufacturing Agreement dated September 25, 1991 between
                   Shaman and Indena SpA.
      10.22(1)(13) Master Clinical Trial Agreement dated  September 30,  1991 between Shaman and International Drug Registration, Inc.
      10.23(1) Series D Preferred Stock Warrant dated February 3, 1992, issued to MMC/GATX Partnership No. I.
      10.24(1)(13) Supply Agreement dated June 1, 1992.
      10.25(1)(13) Supply Agreement dated June 1, 1992.
      10.26(2) Screening Agreement dated August 31, 1992, as amended June 2, 1993, between Shaman and Merck Research Laboratories.
      10.27(1)(13) Agreement   dated  October  16,  1992,   between  Shaman  and
                   International Medical Technical Consultants, Inc.
      10.28(5)(13) Research  Agreement  dated October 21, 1992, as amended April
                   27, 1994, between Shaman and Eli Lilly and Company.
      10.29(1) Registration Rights Agreement dated October 22, 1992, as amended December 14, 1992, between Shaman and certain holders of preferred stock of Shaman.
      10.30(1) Industrial Lease Agreement dated January 1, 1993, between Shaman and Grand/Roebling Investment Company.
      10.31(1) Three Party Agreement dated as of January 1, 1993, by and among Berlex Laboratories, Inc., Shaman and Grand/Roebling Investment
                   Company.
      10.32(2)(13) Letter Agreement dated March 1,  1993,  between  Shaman  and
                   Lederle-Praxis Biologicals, Division of  American   Cynamide
                   Corporation.
      10.33(4) Contract Service Agreements dated May 10, 1993, between Shaman and R.C. Benson & Sons, Inc.
      10.34(4)(13) Clinical Trial Agreement dated July 21, 1993,  between Shaman and the University of Rochester.
      10.35(4)(13) Letter  Agreement dated  August 24, 1993,  between Shaman and
                   University of Michigan.
      10.36(4)(13) Laboratory   Services  Agreement  dated  September  1,  1993,
                   between Shaman and Hazelton Washington, Inc.

      10.37(4)     Loan and Security Agreement dated September 27, 1993, between
                   Shaman and Household Commercial of California.
      10.38(4)    Master  Equipment  Lease  Agreement dated September 30, 1993, between Shaman and MMC/GATX  Partnership  No. I, with related schedules.
      10.39(4)     Common Stock  Warrant  dated  September  30, 1993,  issued to
                   MMC/GATX Partnership No. I.
      10.40(4)     Common Stock Warrant  dated October 5, 1993,  issued to Meier
                   Mitchell & Co.
      10.41(6)(13) Joint  Research  and  Product Development  Agreement, dated
                   May 24, 1995, by and between Ono Pharmaceutical Co., Ltd. and
                   Registrant.
      10.41(a)(10) Amendment Agreement, dated December 4,  1996,  to  the  Joint
                   Research and Product Development Agreement by and between Ono
                   Pharmaceutical Co., Ltd. and Registrant.
      10.42(6)(13) License  Agreement,  dated June 8, 1995, by and between Bayer
                   AG and Registrant.
      10.43(7)(13) Development Agreement, dated January 11, 1996, by and between
                   Abbott Laboratories and Registrant.
      10.44(7)     Loan  Agreement,  dated  October 20, 1995, by and between The
                   Daiwa Bank, Limited and Registrant.
      10.45(7)     Assignment and Assumption, dated February 2, 1996, between
                   The Daiwa Bank, Limited and The Sumitomo Bank, Limited.
      10.46(8)     Letter dated March 29, 1996 from The Sumitomo  Bank,  Limited to the Registrant  amending the Loan Agreement  dated October
                   20, 1995.
      10.47(9)(13) Subscription Agreement dated July 25, 1996 by and between the
                   Registrant and Fletcher International Limited.
      10.48(10)(13)Joint Research and Product Development and  Commercialization
                   Agreement dated September 23, 1996,  by  and  between  Lipha,
                   Lyonnaise   Industrielle  Pharmaceutique   s.a.  and   the
                   Registrant.
      10.49(10)(13)Stock Purchase  Agreement dated September 23, 1996, by and between Lipha, Lyonnaise Industrielle Pharmaceutique s.a. and
                   the Registrant.
      10.50(11)(14)Shaman  Pharmaceuticals,  Inc.  1992  Stock  Option  Plan
                   (as Amended and Restated on February 14, 1997).
      10.51(3)(14) Form of Notice of Grant with Stock Option Agreement.
      10.52(3)(14  Form of Addendum to Stock  Option   Agreement   (Special  Tax
                   Elections).
      10.53(3)(14) Form of Addendum to Stock Option Agreement   (Limited  Stock
                   Appreciation Rights).
      10.54(11)(14)Form  of  Non-Employee  Director Automatic  Stock  Option
                   Agreement.
      10.55(12)    Masopracol License Agreement, dated as of March 19,  1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
      10.56(12)(13)Amended and Restated  Masopracol  License  Agreement,  dated as of April __,  1997, by and between Access Pharmaceuticals,
                   Inc. and the Registrant.
      10.57(12)    Loan and Security Agreement, dated as of May 7, 1997, between
                   MMC/GATX Partnership I and Registrant.
      10.57A(12)   Amendment No. 1 to Loan and  Security Agreement, dated  as of
                   [June 30,] 1997, by and  between  Registrant   and  MMC/GATX
                   Partnership No. I.
      10.58(12)    Secured  Promissory Note, dated May 16, 1997, issued in favor of MMC/GATX Partnership No. I.
      10.59(12)    Warrant,  granted  May 7,  1997, in favor  of  MMC/GATX
                   Partnership No. I.
      10.60(12)    Amendment  to  Warrants,  dated   May 7,   1997,    MMC/GATX
                   Partnership No. I and Registrant.
      10.61(12)    Engagement  Agreement,  dated  April 7, 1997,  by and between
                   Registrant and Diaz & Altschul Capital, LLC.
      10.62(12)    Amended  Engagement  Agreement,  dated June 30, 1997,  by and between Registrant and Diaz & Altschul Capital, LLC.
      10.63(12)    Form of Note Purchase  Agreement,  dated as of June 30, 1997, by and between

                   Registrant and certain investors.
      10.64*       Master Lease Agreement, dated September 15,   1997,  between
                   Shaman and Transamerica Business Credit Corporation, with
                   related schedules.
      23.1*        Consent of Ernst & Young LLP, Independent Auditors.
      24.1*        Power of Attorney (included under the caption "Signatures").
      27*          Financial Data Schedule.



      *     Filed herewith.
      (1)   Incorporated   by  reference  to  exhibits  filed  with  the
            Registrant's Registration Statement on Form S-1, File No. 33-55892 which was declared effective January 26, 1993.
      (2) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
      (3)   Incorporated  by  reference  to  exhibits  filed on July 23,
            1993 with Registrant's  Registration  Statement on Form S-8,
            File No. 33-66450.
      (4)   Incorporated  by reference to exhibits filed on November 10,
            1993 with Registrant's  Registration  Statement on Form S-1,
            File No. 33-71506.
      (5) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
      (6) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as amended.
      (7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
      (8) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
      (9) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as amended.
      (10) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended.
      (11)  Incorporated  by  reference  to  exhibits  filed on June 30,
            1997 with Registrant's  Registration  Statement on Form S-8,
            File No. 333-30365.
      (12)  Incorporated   by   reference   to   exhibits   filed   with
            Registrant's   Registration  Statement  on  Form  S-3,  File
            No. 333-31843.
      (13) Confidential treatment has been granted with respect to certain portions of these agreements.
      (14)  Management contract or compensation plan.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 1998


                                             SHAMAN PHARMACEUTICALS, INC.


                                          By: /s/ Lisa A.  Conte
                                              _______________________________
                                              Lisa A. Conte
                                              President, Chief Executive Officer
                                              and Chief  Financial Officer


                              POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person who signature appears below constitutes and appoints jointly and severally, Lisa A. Conte and G. Kirk Raab, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

   Signature                        Title                             Date
   ---------                        -----                             ----


/s/Lisa A. Conte           President, Chief Executive Officer,     March 3, 1998
____________________       Chief Financial Officer and Director
Lisa A. Conte              (principal executive and financial officer)


/s/Adrian D. P. Bellamy    Director                                March 3, 1998
________________________
 Adrian D.P. Bellamy


/s/Herbert H. McDade, Jr.  Director                                March 3, 1998
______________________
Herbert H. McDade, Jr.

   Signature                        Title                             Date
   ---------                        -----                             ----


/s/G. Kirk Raab             Chairman of the Board                  March 3, 1998
______________________
G. Kirk Raab


/s/M. David Titus           Director                               March 3, 1998
_____________________
M. David Titus


/s/John A.  Young           Director                               March 3, 1998
______________________
John A. Young

                                                                 Exhibit  23.1



              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-66450, 33-93938, No. 333-09169 and No. 333-30365)
pertaining to the 1992 Stock Option Plan of Shaman Pharmaceuticals, Inc. of our report dated January 29, 1998, with respect to the financial statements of Shaman Pharmaceuticals, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1997.





Palo Alto, California
March 2, 1998                                                ERNST & YOUNG LLP

                                                                  EXHIBIT 10.64

                   MASTER LEASE AGREEMENT, WITH RELATED SCHEDULES

                                    BETWEEN

                    TRANSAMERICA BUSINESS CREDIT CORPORATION

                                      AND

                             SHAMAN PHARMACEUTICALS

                             MASTER LEASE AGREEMENT


Lessor:     TRANSAMERICA BUSINESS CREDIT CORPORATION
            Riverway II
            West Office Tower
            West Higgins
            Rosemont, Illinois  60018


Lessee:     SHAMAN PHARMACEUTICALS, INC.
            213 East Grand Avenue
            South San Francisco, California  94080-4812


The lessor pursuant to this Master Lease Agreement ("Agreement") dated as of September 15, 1997, is Transamerica Business Credit Corporation ("Lessor"). All equipment, together with all present and future additions, parts, accessories, attachments, substitutions, repairs, improvements, and replacements thereof or thereto, which are the subject of a Lease (as defined in the next sentence) shall be referred to as "Equipment." Simultaneous with the execution and delivery of this Agreement, the parties are entering into one or more Lease Schedules (each, a "Schedule") which refer to and incorporate by reference this Agreement, each of which constitutes a lease (each, a "Lease") for the Equipment specified therein. Additional details pertaining to each Lease are specified in the applicable Schedule. Each Schedule that the parties hereafter enter into shall constitute a Lease. Lessor has no obligation to enter into any additional leases with, or extend any future financing to, Lessee.


            1. LEASE. Subject to and upon all of the terms and conditions of this Agreement and each Schedule, Lessor hereby agrees to lease to Lessee and Lessee hereby agrees to lease from Lessor the Equipment for the Term (as defined in Paragraph 2 below) thereof. The timing and financial scope of Lessor's obligation to enter into Leases hereunder are limited as set forth in the Commitment Letter executed by Lessor and Lessee, dated as of August 26, 1997 and attached hereto as Exhibit A (the "Commitment Letter").

            2. TERM. Each Lease shall be effective and the term of each Lease ("Term") shall commence on the commencement date specified in the applicable Schedule and, unless sooner terminated (as hereinafter provided), shall expire at the end of the term specified in such Schedule; provided, however, that obligations due to be performed by Lessee during the Term shall continue until they have been performed in full. Schedules will only be executed after the delivery of the Equipment to Lessee or upon completion of deliveries of items of such Equipment with aggregate cost of not less than $50,000.

            3. RENT. Lessee shall pay as rent to Lessor, for use of the Equipment during the Term or Renewal Term (as defined in Paragraph 8), rental payments equal to the sum of all rental payments including, without limitation, security deposits, advance rents, and interim rents payable in the amounts and on the dates specified in the applicable Schedule ("Rent"). If any Rent or other amount payable by Lessee is not paid within five days after the day on which it becomes payable, Lessee will pay on demand, as a late charge, an amount equal to 5% of such unpaid Rent or other amount but only to the extent permitted by applicable law. All payments provided for herein shall be payable to Lessor at its address specified above, or at any other place designated by Lessor.

            4. LEASE NOT CANCELABLE; LESSEE'S OBLIGATIONS ABSOLUTE. No Lease may be canceled or terminated except as expressly provided herein. Lessee's obligation to pay all Rent due or to become due hereunder shall be absolute and unconditional and shall not be subject to any delay, reduction, set-off, defense, counterclaim, or recoupment for any reason whatsoever, including any failure of the Equipment or any representations by the manufacturer or the vendor thereof. If the Equipment is unsatisfactory for any reason, Lessee shall make any claim solely against the manufacturer or the vendor thereof and shall, nevertheless, pay Lessor all

Rent payable hereunder.

            5. SELECTION AND USE OF EQUIPMENT. Lessee agrees that it shall be responsible for the selection and use of, and results obtained from, the Equipment and any other associated equipment or services.

            6. WARRANTIES. LESSOR MAKES NO REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, AS TO ANY MATTER WHATSOEVER, INCLUDING, WITHOUT LIMITATION, THE DESIGN OR CONDITION OF THE EQUIPMENT OR ITS MERCHANTABILITY, SUITABILITY, QUALITY, OR FITNESS FOR A PARTICULAR PURPOSE, AND HEREBY DISCLAIMS ANY SUCH WARRANTY. LESSEE SPECIFICALLY WAIVES ALL RIGHTS TO MAKE A CLAIM AGAINST LESSOR FOR BREACH OF ANY WARRANTY WHATSOEVER. LESSEE LEASES THE EQUIPMENT "AS IS." IN NO EVENT SHALL LESSOR HAVE ANY LIABILITY, NOR SHALL LESSEE HAVE ANY REMEDY AGAINST LESSOR, FOR ANY LIABILITY, CLAIM, LOSS, DAMAGE, OR EXPENSE CAUSED DIRECTLY OR INDIRECTLY BY THE EQUIPMENT OR ANY DEFICIENCY OR DEFECT THEREOF OR THE OPERATION, MAINTENANCE, OR REPAIR THEREOF OR ANY CONSEQUENTIAL DAMAGES AS THAT TERM IS USED IN SECTION 2-719(3) OF THE MODEL UNIFORM COMMERCIAL CODE, AS AMENDED FROM TIME TO TIME ("UCC"). Lessor grants to Lessee, for the sole purpose of prosecuting a claim, the benefits of any and all warranties made available by the manufacturer or the vendor of the Equipment to the extent assignable.

            7. DELIVERY. Lessor hereby appoints Lessee as Lessor's agent for the sole and limited purpose of accepting delivery of the Equipment from each vendor thereof. Lessee shall pay any and all delivery and installation charges. Lessor shall not be liable to Lessee for any delay in, or failure of, delivery of the Equipment.

            8. RENEWAL. So long as no Event of Default or event which, with the giving of notice, the passage of time, or both, would constitute an Event of Default, shall have occurred and be continuing, or the Lessee shall not have exercised its purchase option under Paragraph 9 hereof, each Lease will automatically renew for a term specified in the applicable Schedule (the "Renewal Term") on the terms and conditions of this Agreement or as set forth in such Schedule; provided, however, that Obligations due to be performed by the Lessee during the Renewal Term shall continue until they have been performed in full.

            9. PURCHASE OPTION. So long as no Event of Default or event which, with the giving of notice, the passage of time, or both, would constitute an Event of Default, shall have occurred and be continuing, Lessee may, upon written notice to Lessor received at least one hundred eighty days before the expiration of a Term, purchase all, but not less than all, the Equipment covered by the applicable Lease on the date specified therefor in the applicable Schedule ("Purchase Date"). The purchase price for such Equipment shall be its fair market value as set forth in the applicable Schedule determined on an "In-place, In-use" basis, as mutually agreed by Lessor and Lessee, or, if they cannot agree, as determined by an independent appraiser selected by Lessor and approved by Lessee, which approval will not be unreasonably delayed or withheld. Lessee shall pay the cost of any such appraisal. So long as no Event of Default or event which, with the giving of notice, the passage of time, or both, would constitute an Event of Default shall have occurred and be continuing, Lessee may, upon written notice to Lessor received at least one hundred eighty days prior to the expiration of the Renewal Term, purchase all, but not less than all, the Equipment covered by the applicable Schedule by the last date of the Renewal Term (the "Alternative Purchase Date") at a purchase price equal to its then fair market value on an "In-place, In-use" basis. On the Purchase Date or the Alternative Purchase Date, as the case may be, for any Equipment, Lessee shall pay to Lessor the purchase price, together with all sales and other taxes applicable to the transfer of the Equipment and any other amount payable and arising hereunder, in immediately available funds, whereupon Lessor shall transfer to Lessee, without recourse or warranty of any kind, express or implied, all of Lessor's right, title, and interest in and to such Equipment on an "As Is, Where Is" basis.

            10. OWNERSHIP; INSPECTION; MARKING; FINANCING STATEMENTS. Lessee shall affix to the Equipment any labels supplied by Lessor indicating ownership of such Equipment. The Equipment is and shall be the sole property of Lessor. Lessee shall have no right, title, or interest therein, except as lessee under a Lease. The Equipment is and shall at all times be and remain personal property and shall not become a fixture. Lessee shall obtain and record such instruments and take such steps as may be necessary to prevent any person from acquiring any rights in the Equipment by reason of the Equipment being claimed or deemed to be real property. Upon request by Lessor, Lessee shall obtain and deliver to Lessor valid and effective waivers, in recordable form, by the owners, landlords, and mortgagees of the real property upon which the Equipment is located or certificates of Lessee that it is the owner of such real property or that such real property is neither leased nor mortgaged. Lessee shall make the Equipment and its maintenance records available for inspection by Lessor at reasonable times and upon reasonable notice. Lessee shall execute and deliver to Lessor for filing any UCC financing statements or similar documents Lessor may reasonably request.

            11. EQUIPMENT USE. Lessee agrees that the Equipment will be operated by competent, qualified personnel in connection with Lessee's business for the purpose for which the Equipment was designed and in accordance with applicable operating instructions, laws, and government regulations, and that Lessee shall use all reasonable precautions to prevent loss or damage to the Equipment from fire and other hazards. Lessee shall procure and maintain in effect all orders, licenses, certificates, permits, approvals, and consents required by federal, state, or local laws or by any governmental body, agency, or authority in connection with the delivery, installation, use, and operation of the Equipment.

            12. MAINTENANCE. Lessee, at its sole cost and expense, shall keep the Equipment in a suitable environment as specified by the manufacturer's guidelines or the equivalent, shall meet all recertification requirements, and shall maintain the Equipment in its original condition and working order, ordinary wear and tear excepted. At the reasonable request of Lessor, Lessee shall furnish all proof of maintenance.

            13. ALTERATION; MODIFICATIONS; PARTS. Lessee may alter or modify the Equipment only with the prior written consent of Lessor. Any alteration shall be removed and the Equipment restored to its normal, unaltered condition at Lessee's expense (without damaging the Equipment's originally intended function or its value) prior to its return to Lessor. Any part installed in connection with warranty or maintenance service or which cannot be removed in accordance with the preceding sentence shall be the property of Lessor.

            14. RETURN OF EQUIPMENT. Except for Equipment that has suffered a Casualty Loss (as defined in Paragraph 15 below) and is not required to be repaired pursuant to Paragraph 15 below or Equipment purchased by Lessee pursuant to Paragraph 9 above, upon the expiration of the Renewal Term of a Lease, or upon demand by Lessor pursuant to Paragraph 22 below, Lessee shall contact Lessor for shipping instructions and, at Lessee's own risk, immediately return the Equipment, freight prepaid, to a location in the continental United States specified by Lessor. At the time of such return to Lessor, the Equipment shall (i) be in the operating order, repair, and condition as required by or specified in the original specifications and warranties of each manufacturer and vendor thereof, ordinary wear and tear excepted, (ii) meet all recertification requirements, and (iii) be capable of being promptly assembled and operated by a third party purchaser or third party lessee without further repair, replacement, alterations, or improvements, and in accordance and compliance with any and all statutes, laws, ordinances, rules, and regulations of any governmental authority or any political subdivision thereof applicable to the use and operation of the Equipment. Except as otherwise provided under Paragraph 9 hereof, at least one hundred eighty days before the expiration of the Renewal Term, Lessee shall give Lessor notice of its intent to return the Equipment at the end of such Renewal Term. During the one hundred eighty-day period prior to the end of a Term or the Renewal Term, Lessor and its prospective purchasers or lessees shall have, upon not less than two business days' prior notice to Lessee and during normal business hours, or at any time and without prior notice upon the occurrence and continuance of an Event of Default, the right of access to the premises on which the Equipment is located to inspect the Equipment, and Lessee shall cooperate in all other respects with Lessor's remarketing of the Equipment. The provisions of this Paragraph 14 are of the essence of the Lease, and upon application to any court of equity having jurisdiction in the premises, Lessor shall be entitled to a decree against Lessee requiring specific performance of the covenants of Lessee set forth in this Paragraph 14. If Lessee fails to return the Equipment when required, the terms and conditions of the Lease shall continue to be applicable and Lessee shall continue to pay Rent until the Equipment is received by Lessor.

            15. CASUALTY INSURANCE; LOSS OR DAMAGE. Lessee will maintain, at its own expense, liability and property damage insurance relating to the Equipment, insuring against such risks as are customarily insured against on the type of equipment leased hereunder by businesses in which Lessee is engaged in such amounts, in such form, and with insurers satisfactory to Lessor; provided, however, that the amount of insurance against damage or loss shall not be less than the greater of (a) the replacement value of the Equipment and (b) the stipulated loss value of the Equipment specified in the applicable Schedule ("Stipulated Loss Value"). Each liability insurance policy shall provide coverage (including, without limitation, personal injury coverage) of not less than $1,000,000 for each occurrence, and shall name Lessor as an additional insured; and each property damage policy shall name Lessor as sole loss payee and all policies shall contain a clause requiring the insurer to give Lessor at least thirty days' prior written notice of any alteration in the terms or cancellation of the policy. Lessee shall furnish to Lessor a copy of each insurance policy (with endorsements) or other evidence satisfactory to Lessor that the required insurance coverage is in effect; provided, however, Lessor shall have no duty to ascertain the existence of or to examine the insurance policies to advise Lessee if the insurance coverage does not comply with the requirements of this Paragraph. If Lessee fails to insure the Equipment as required, Lessor shall have the right but not the obligation to obtain such insurance, and the cost of the insurance shall be for the account of Lessee due as part of the next due Rent. Lessee consents to Lessor's release, upon its failure to obtain appropriate insurance coverage, of any and all information necessary to obtain insurance with respect to the Equipment or Lessor's interest therein.

            Until the Equipment is returned to and received by Lessor as provided in Paragraph 14 above, Lessee shall bear the entire risk of theft or destruction of, or damage to, the Equipment including, without limitation, any condemnation, seizure, or requisition of title or use ("Casualty Loss"). No Casualty Loss shall relieve Lessee from its obligations to pay Rent except as provided in clause (b) below. When any Casualty Loss occurs, Lessee shall immediately notify Lessor and, at the option of Lessor, shall promptly (a) place such Equipment in good repair and working order; or (b) pay Lessor an amount equal to the Stipulated Loss Value of such Equipment and all other amounts (excluding Rent) payable by Lessee hereunder, together with a late charge on such amounts at a rate per annum equal to the rate imputed in the Rent payments hereunder (as reasonably determined by Lessor) from the date of the Casualty Loss through the date of payment of such amounts, whereupon Lessor shall transfer to Lessee, without recourse or warranty (express or implied), all of Lessor's interest, if any, in and to such Equipment on an "AS IS, WHERE IS" basis. The proceeds of any insurance payable with respect to the Equipment shall be applied, at the option of Lessor, either towards (i) repair of the Equipment or (ii) payment of any of Lessee's obligations hereunder. Lessee hereby appoints Lessor as Lessee's attorney-in-fact to make claim for, receive payment of, and execute and endorse all documents, checks or drafts issued with respect to any Casualty Loss under any insurance policy relating to the Equipment.

            16. TAXES. Lessee shall pay when due, and indemnify and hold Lessor harmless from, all sales, use, excise, and other taxes, charges, and fees
(including, without limitation, income, franchise, business and occupation, gross receipts, licensing, registration, titling, personal property, stamp and interest equalization taxes, levies, imposts, duties, charges, or withholdings of any nature), and any fines, penalties, or interest thereon, imposed or levied by any governmental body, agency, or tax authority upon or in connection with the Equipment, its purchase, ownership, delivery, leasing, possession, use, or relocation of the Equipment or otherwise in connection with the transactions contemplated by each Lease or the Rent thereunder, excluding taxes on or measured by the net income of Lessor. Upon request, Lessee will provide proof of payment. Unless Lessor elects otherwise, Lessor will pay all property taxes on the Equipment for which Lessee shall reimburse Lessor promptly upon request. Lessee shall timely prepare and file all reports and returns which are required to be made with respect to any obligation of Lessee under this Paragraph 16. Lessee shall, to the extent permitted by law, cause all billings of such fees, taxes, levies, imposts, duties, withholdings, and governmental charges to be made to Lessor in care of Lessee. Upon request, Lessee will provide Lessor with copies of all such billings.

            17. LESSOR'S PAYMENT. If Lessee fails to perform its obligations under Paragraph 15 or 16 above, or Paragraph 23 below, Lessor shall have the right to substitute performance, in which case Lessee shall immediately reimburse Lessor therefor.

            18. GENERAL INDEMNITY. Each Lease is a net lease. Therefore, Lessee shall indemnify Lessor and its successors and assigns against, and hold Lessor and its successors and assigns harmless from, any and all claims, actions, damages, obligations, liabilities, and all costs and expenses, including, without limitation, legal fees incurred by Lessor or its successors and assigns arising out of each Lease including, without limitation, the purchase, ownership, delivery, lease, possession, maintenance, condition, use, or return of the Equipment, or arising by operation of law, except that Lessee shall not be liable for any claims, actions, damages, obligations, and costs and expenses determined by a non-appealable, final order of a court of competent jurisdiction to have occurred as a result of the gross negligence or willful misconduct of Lessor or its successors and assigns. Lessee agrees that upon written notice by Lessor of the assertion of any claim, action, damage, obligation, liability, or lien, Lessee shall assume full responsibility for the defense thereof, provided that Lessor's failure to give such notice shall not limit or otherwise affect its rights hereunder. Any payment pursuant to this Paragraph (except for any payment of Rent) shall be of such amount as shall be necessary so that, after payment of any taxes required to be paid thereon by Lessor, including taxes on or measured by the net income of Lessor, the balance will equal the amount due hereunder. The provisions of this Paragraph with regard to matters arising during a Lease shall survive the expiration or termination of such Lease.

            19. ASSIGNMENT BY LESSEE. Lessee shall not, without the prior written consent of Lessor, (a) assign, transfer, pledge, or otherwise dispose of any Lease or Equipment, or any interest therein; (b) sublease or lend any Equipment or permit it to be used by anyone other than Lessee and its employees; or (c) move any Equipment from the location specified for it in the applicable Schedule, except that Lessee may move Equipment to another location within the United States provided that Lessee has delivered to Lessor (A) prior written notice thereof and (B) duly executed financing statements and other agreements and instruments (all in form and substance satisfactory to Lessor) necessary or, in the opinion of the Lessor, desirable to protect Lessor's interest in such Equipment. Notwithstanding anything to the contrary in the immediately preceding sentence, Lessee may keep any Equipment consisting of motor vehicles or rolling stock at any location in the United States.

            20. ASSIGNMENT BY LESSOR. Lessor may assign its interest or grant a security interest in any Lease and the Equipment individually or together, in whole or in part. If Lessee is given written notice of any such assignment, it shall immediately make all payments of Rent and other amounts hereunder directly to such assignee. Each such assignee shall have all of the rights of Lessor under each Lease assigned to it. Lessee shall not assert against any such assignee any set-off, defense, or counterclaim that Lessee may have against Lessor or any other person.

            21. DEFAULT; NO WAIVER. Lessee or any guarantor of any or all of the obligations of Lessee hereunder (together with Lessee, the "Lease Parties") shall be in default under each Lease upon the occurrence of any of the following events (each, an "Event of Default"): (a) Lessee fails to pay within five days of when due any amount required to be paid by Lessee under or in connection with any Lease; (b) any of the Lease Parties fails to perform any other provision under or in connection with a Lease or violates any of the covenants or agreements of such Lease Party under or in connection with a Lease; (c) any representation made or financial information delivered or furnished by any of the Lease Parties under or in connection with a Lease shall prove to have been inaccurate in any material respect when made; (d) any of the Lease Parties makes an assignment for the benefit of creditors, whether voluntary or involuntary, or consents to the appointment of a trustee or receiver, or if either shall be appointed for any of the Lease Parties or for a substantial part of its property without its consent and, in the case of any such involuntary proceeding, such proceeding remains undismissed or unstayed for forty-five days following the commencement thereof; (e) any petition or proceeding is filed by or against any of the Lease Parties under any Federal or State bankruptcy or insolvency code or similar law and, in the case of any such involuntary petition or proceeding, such petition or proceeding remains undismissed or unstayed for forty-five days following the filing or commencement thereof, or any of the Lease Parties takes any action authorizing any such petition or proceeding; (f) any of the Lease Parties fails to pay when due any indebtedness for borrowed money or under conditional sales or installment sales contracts or similar agreements, leases, or obligations evidenced by bonds, debentures, notes, or other similar agreements or instruments to any creditor (including Lessor under any other agreement) after any and all applicable cure periods therefor shall have elapsed; (g) any judgment shall be rendered against any of the Lease Parties which shall remain unpaid or unstayed for a period of sixty days; (h) any of the Lease Parties shall dissolve, liquidate, wind up or cease its business, sell or otherwise dispose of all or substantially all of its assets, or make any material change in its lines of business; (i) any of the Lease Parties shall amend or modify its name, unless such Lease Party delivers to Lessor, thirty days prior to any such proposed amendment or modification, written notice of such amendment or modification and within ten days before such amendment or modification delivers executed financing statements (in form and substance satisfactory to the Lessor); (j) any of the Lease Parties shall merge or consolidate with any other entity or make any material change in its capital structure, in each case without Lessor's prior written consent, which shall not be unreasonably withheld; (k) any of the Lease Parties shall suffer any loss or suspension of any material license, permit, or other right or asset necessary to the profitable conduct of its business, fail generally to pay its debts as they mature, or call a meeting for purposes of compromising its debts; (l) any of the Lease Parties shall deny or disaffirm its obligations hereunder or under any of the documents delivered in connection herewith; or (m) there is a change in more than 35% of the ownership of any equity interests of any of the Lease Parties on the date hereof or more than 35% of such interests become subject to any contractual, judicial or statutory lien, charge, security interest, or encumbrance.

            22.  REMEDIES.  Upon the occurrence and  continuation of an Event of
Default, Lessor shall have the right, in its sole discretion, to exercise any one or more of the following remedies: (a) terminate each Lease; (b) declare any and all Rent and other amounts then due and any and all Rent and other amounts to become due under each Lease (collectively, the "Lease Obligations") immediately due and payable; (c) take possession of any or all items of Equipment, wherever located, without demand, notice, court order, or other process of law, and without liability for entry to Lessee's premises, for damage to Lessee's property, or otherwise; (d) demand that Lessee immediately return any or all Equipment to Lessor in accordance with Paragraph 14 above, and, for each day that Lessee shall fail to return any item of Equipment, Lessor may demand an amount equal to the Rent payable for such Equipment in accordance with Paragraph 14 above; (e) lease, sell, or otherwise dispose of the Equipment in a commercially reasonable manner, with or without notice and on public or private bid; (f) recover the following amounts from the Lessee (as damages, including reimbursement of costs and expenses, liquidated for all purposes and not as a penalty): (i) all costs and expenses of Lessor reimbursable to it hereunder, including, without limitation, expenses of disposition of the Equipment, legal fees, and all other amounts specified in Paragraph 23 below; (ii) an amount equal to the sum of (A) any accrued and unpaid Rent through the later of (1) the date of the applicable default, (2) the date that Lessor has obtained possession of the Equipment, or (3) such other date as Lessee has made an effective tender of possession of the Equipment to Lessor (the "Default Date") and (B) if Lessor resells or re-lets the Equipment, Rent at the periodic rate provided for in each Lease for the additional period that it takes Lessor to resell or re-let all of the Equipment; (iii) the present value of all future Rent reserved in the Leases and contracted to be paid over the unexpired Term of the Leases discounted at five percent compound interest; (iv) the reversionary value of the Equipment as of the expiration of the Term of the applicable Lease as set forth on the applicable Schedule; and (v) any indebtedness for Lessee's indemnity under Paragraph 18 above, plus a late charge at the rate specified in Paragraph 3 above, less the amount received by Lessor, if any, upon sale or re-let of the Equipment; and (g) exercise any other right or remedy to recover damages or enforce the terms of the Leases. Upon the occurrence and continuance of an Event of Default or an event which with the giving of notice or the passage of time, or both, would result in an Event of Default, Lessor shall have the right, whether or not Lessor has made any demand or the obligations of Lessee hereunder have matured, to appropriate and apply to the payment of the obligations of Lessee hereunder all security deposits and other deposits (general or special, time or demand, provisional or final) now or hereafter held by and other indebtedness or property now or hereafter owing by Lessor to Lessee. Lessor may pursue any other rights or remedies available at law or in equity, including, without limitation, rights or remedies seeking damages, specific performance, and injunctive relief. Any failure of Lessor to require strict performance by Lessee, or any waiver by Lessor of any provision hereunder or under any Schedule, shall not be construed as a consent or waiver of any other breach of the same or of any other provision. Any amendment or waiver of any provision hereof or under any Schedule or consent to any departure by Lessee herefrom or therefrom shall be in writing and signed by Lessor.

            No right or remedy is exclusive of any other provided herein or permitted by law or equity. All such rights and remedies shall be cumulative and may be enforced concurrently or individually from time to time.

            23. LESSOR'S EXPENSE. Lessee shall pay Lessor on demand all costs and expenses (including legal fees and expenses) incurred in connection with the preparation, execution and delivery of this Agreement and any other agreements and transactions contemplated hereby, which expenses shall not exceed $5,000 without the written consent of Lessee, and all costs and expenses in protecting and enforcing Lessor's rights and interests in each Lease and the equipment, including, without limitation, legal, collection, and remarketing fees and expenses incured by Lessor in enforcing the terms, conditiond, or provisions of each Lease or upon the occurrence and continuation of an Event of Default.

            24. LESSEE'S WAIVERS. To the extent permitted by applicable law, Lessee hereby waives any and all rights and remedies conferred upon a lessee by Sections 2A-508 through 2A-522 of the UCC. To the extent permitted by applicable law, Lessee also hereby waives any rights now or hereafter conferred by statute or otherwise which may require Lessor to sell, lease, or otherwise use any Equipment in mitigation of Lessor's damages as set forth in Paragraph 22 above or which may otherwise limit or modify any of Lessor's rights or remedies under Paragraph 22. Any action by Lessee against Lessor for any default by Lessor under any Lease shall be commenced within one year after any such cause of action accrues.

            25. NOTICES; ADMINISTRATION. Except as otherwise provided herein, all notices, approvals, consents, correspondence, or other communications required or desired to be given hereunder shall be given in writing and shall be delivered by overnight courier, hand delivery, or certified or registered mail, postage prepaid, if to Lessor, then to Transamerica Technology Finance Division, 76 Batterson Park Road, Farmington, Connecticut 06032, Attention: Assistant Vice President, Lease Administration, with a copy to Lessor at Riverway II, West Office Tower, 9399 West Higgins Road, Rosemont, Illinois 60018, Attention: Legal Department, if to Lessee, then to Shaman Pharmaceuticals, Inc., 213 East Grand Avenue, South San Francisco, California 94080-4812 or such other address as shall be designated by Lessee or Lessor to the other party. All such notices and correspondence shall be effective when received.

            26.  REPRESENTATIONS.  Lessee represents and warrants to Lessor that
(a) Lessee is duly organized, validly existing, and in good standing under the laws of the State of its incorporation; (b) the execution, delivery, and performance by Lessee of this Agreement are within Lessee's powers, have been duly authorized by all necessary action, and do not and will not contravene (i) Lessee's organizational documents or (ii) any law, regulation, rule, or contractual restriction binding on or affecting Lessee; (c) no authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery, and performance by Lessee of this Agreement; (d) each Lease constitutes the legal, valid, and binding obligations of Lessee enforceable against Lessee in accordance with its terms; (e) the cost of each item of Equipment does not exceed the fair and usual price for such type of equipment purchased in like quantity and reflects all discounts, rebates, and allowances for the Equipment (including, without limitation, discounts for advertising, prompt payment, testing, or other services) given to the Lessee by the manufacturer, supplier, or any other person; and (f) all information supplied by Lessee to Lessor in connection herewith is correct and does not omit any material statement necessary to insure that the information supplied is not misleading.

            27. FURTHER ASSURANCES. Lessee, upon the request of Lessor, will execute, acknowledge, record, or file, as the case may be, such further documents and do such further acts as may be reasonably necessary, desirable, or proper to carry out more effectively the purposes of this Agreement. Lessee hereby appoints Lessor as its attorney-in-fact to execute on behalf of Lessee and authorizes Lessor to file without Lessee's signature any UCC financing statements and amendments Lessor deems advisable.

            28. FINANCIAL STATEMENTS. Lessee shall deliver to Lessor: (a) as soon as available, but not later than 120 days after the end of each fiscal year of Lessee and its consolidated subsidiaries, the consolidated balance sheet, income statement, and statements of cash flows and shareholders equity for Lessee and its consolidated subsidiaries (the "Financial Statements") for such year, reported on by independent certified public accountants without an adverse qualification; and (b) as soon as available, but not later than 60 days after the end of each of the first three fiscal quarters in any fiscal year of Lessee and its consolidated subsidiaries, the Financial Statements for such fiscal quarter, together with a certification duly executed by a responsible officer of Lessee that such Financial Statements have been prepared in accordance with generally accepted accounting principles and are fairly stated in all material respects (subject to normal year-end audit adjustments). Lessee shall also deliver to Lessor as soon as available copies of all press releases and other similar communications issued by Lessee.

            29. CONSENT TO JURISDICTION. Lessee irrevocably submits to the jurisdiction of any Illinois state or federal court sitting in Illinois for any action or proceeding arising out of or relating to this

Agreement or the transactions contemplated hereby, and Lessee irrevocably agrees that all claims in respect of any such action or proceeding may be heard and determined in such Illinois state or federal court.

            30. WAIVER OF JURY TRIAL. LESSEE AND LESSOR IRREVOCABLY WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

            31. FINANCE LEASE. Lessee and Lessor agree that each Lease is a "Finance Lease" as defined by Section 2A-103(g) of the UCC. Lessee acknowledges that Lessee has reviewed and approved each written Supply Contract (as defined by UCC 2A-103(y)) covering Equipment purchased from each "Supplier" (as defined by UCC 2A-103(x)) thereof.

            32. NO AGENCY. Lessee acknowledges and agrees that neither the manufacturer or supplier, nor any salesman, representative, or other agent of the manufacturer or supplier, is an agent of Lessor. No salesman, representative, or agent of the manufacturer or supplier is authorized to waive or alter any term or condition of this Agreement or any Schedule and no representation as to the Equipment or any other matter by the manufacturer or supplier shall in any way affect Lessee's duty to pay Rent and perform its other obligations as set forth in this Agreement or any Schedule.

            33. SPECIAL TAX INDEMNIFICATION. Lessee acknowledges that Lessor, in determining the Rent due hereunder, has assumed that certain tax benefits as are provided to an owner of property under the Internal Revenue Code of 1986, as amended (the "Code"), and under applicable state tax law, including, without limitation, depreciation deductions under Section 168(b) of the Code, and deductions under Section 163 of the Code in an amount at least equal to the amount of interest paid or accrued by Lessor with respect to any indebtedness incurred by Lessor in financing its purchase of the Equipment, are available to Lessor as a result of the lease of the Equipment. In the event Lessor is unable to obtain such tax benefits as a result of an act or omission of Lessee, is required to include in income any amount other than the Rent, or is required to recognize income in respect of the Rent earlier than anticipated pursuant to this Agreement, Lessee shall pay Lessor additional rent ("Additional Rent") in a lump sum in an amount needed to provide Lessor with the same after-tax yield and after-tax cash flow as would have been realized by Lessor had Lessor (i) been able to obtain such tax benefits, (ii) not been required to include any amount in income other than the Rent, and (iii) not been required to recognize income in respect of the Rent earlier than anticipated pursuant to this Agreement. The Additional Rent shall be computed by Lessor, which computation shall be binding on Lessee. The Additional Rent shall be due immediately upon written notice by Lessor to Lessee of Lessor's inability to obtain tax benefits, the inclusion of any amount in income other than the Rent or the recognition of income in respect of the Rent earlier than anticipated pursuant to this Agreement. The provisions of this Paragraph 33 shall survive the termination of this Agreement.

            34. GOVERNING LAW; SEVERABILITY. EACH LEASE SHALL BE GOVERNED BY THE LAWS OF THE STATE OF ILLINOIS WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF. IF ANY PROVISION SHALL BE HELD TO BE INVALID OR UNENFORCEABLE, THE VALIDITY AND ENFORCEABILITY OF THE REMAINING PROVISIONS SHALL NOT IN ANY WAY BE AFFECTED OR IMPAIRED.

LESSEE ACKNOWLEDGES THAT LESSEE HAS READ THIS AGREEMENT AND THE SCHEDULE HERETO, UNDERSTANDS THEM, AND AGREES TO BE BOUND BY THEIR TERMS AND CONDITIONS. FURTHER, LESSEE AND LESSOR AGREE THAT THIS AGREEMENT, THE SCHEDULES DELIVERED IN CONNECTION HEREWITH FROM TIME TO TIME, AND THE COMMITMENT LETTER ARE THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN THE PARTIES, SUPERSEDING ALL PROPOSALS OR PRIOR AGREEMENTS, ORAL OR WRITTEN, AND ALL OTHER COMMUNICATIONS BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF. SHOULD THERE EXIST ANY INCONSISTENCY BETWEEN THE TERMS OF THE COMMITMENT LETTER AND THIS AGREEMENT, THE TERMS OF THIS AGREEMENT SHALL PREVAIL.

            IN WITNESS WHEREOF, the parties hereto have executed or caused this Agreement to be duly executed by their duly authorized officers as of the date first written above.



                                    SHAMAN PHARMACEUTICALS, INC.


                                       By: /s/ Lisa A. Conte
                                          _______________________
                                       Name:  Lisa A. Conte
                                       Title:   President & CEO
                                       Federal Tax ID: 94-3095806

                                    TRANSAMERICA BUSINESS CREDIT CORPORATION



                                       By: /s/ Gary P. Moro
                                          _______________________
                                       Name: Gary P. Moro
                                       Title:   Vice President

                             SECRETARY'S CERTIFICATE



      I, _______________, hereby state that I am the duly elected acting and qualified Secretary of Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Company"), and that:

      (a) Through a unanimous consent in lieu of a Board of Directors meeting of the Company, proposed in accordance with its bylaws and the laws of said State on the ______ day of _________, signed by quorum for the transaction of business, the following resolutions were duly and regularly adopted:

            RESOLVED, that the form, terms and provisions of all of the documents and instruments executed by the Company with and/or in favor of Transamerica Business Credit Corporation (the "Agreements"), and the transactions contemplated thereby be, and the same are, in all respects approved, and that the President, each Vice President and each other officer of the Company (the "Authorized Persons"), or any of them, be, and they hereby are, authorized, empowered, and directed to execute and deliver the Agreements and any and all other agreements, documents, instruments and certificates required or desirable in connection therewith, if necessary or advisable, with such changes as they may deem in the best interest of the Company, and their execution and delivery ofthe Agreements, and all such other agreements, documents, instruments and certificates, shall be deemed to be conclusive evidence that the same are in all respects authorized and approved; and be it further

      RESOLVED, that the actions of any Authorized Person heretofore taken in furtherance of the Agreements be, and hereby are, approved, adopted and ratified in all respects.

            (i) The above resolutions: (a) are not contrary to the Articles or Certificate of Incorporation or bylaws of the Company and (b) have not been amended, modified, rescinded or revoked and are in full force and effect on the date hereof.

            (iii) The following persons are duly qualified and acting officers of the Company, duly elected to the offices set forth opposite their respective names, and the signature appearing opposite the name of each such officer is his authentic signature:

      Name                    Office                        Signature


---------------------         ----------------------  ------------------------


---------------------         ----------------------  ------------------------

---------------------         ----------------------  ------------------------


      IN WITNESS WHEREOF, I have executed this Certificate, this _________ day of ___________.



                                                      ________________________
                                                            Secretary

                                    Exhibit A

August 26, 1997



Mr. M. David Titus
Director
Shaman Pharmaceuticals, Inc.
213 East Grand Avenue
South San Francisco, CA 94080-4812

Dear Dave:

Transamerica Business Credit Corporation - Technology Finance Division ("Lessor") is pleased to offer this commitment (this "Commitment") to lease the equipment described below to Shaman Pharmaceuticals, Inc. ("Lessee"). This Commitment supersedes all prior correspondence, proposals, and oral or other communications relating to leasing arrangements between Lessor and Lessee.

The outline of this offer is as follows:

Lessee:               Shaman Pharmaceuticals, Inc.

Lessor:               Transamerica Business Credit Corporation - Technology
                      Finance Division

Equipment:            Laboratory and computer equipment and tenant improvements
                      (all  equipment subject  to  Lessor's  approval  prior  to funding),  including,  without limitation,  all additions,
                      improvements,   replacements,   repairs,    appurtenances,
                      substitutions,  and attachments  thereto  and all proceeds
                      thereof  ("Equipment").  Tenant  improvements  shall   not
                      exceed 20% of  aggregate Equipment Cost.

Equipment  Costs:     Up to $1,000,000

Equipment Location:   South San Francisco, California

Anticipated Delivery: Through June 30, 1998

Lease Term
Commencement:         Upon delivery of the Equipment or upon each completion of
                      deliveries of items of Equipment with aggregate cost of not less than $50 000, but no later than June 30, 1998.

Term: From each Lease Term Commencement until 48 months from the first day of the month next following or coincident with that Lease Term Commencement.

Monthly Rent:         Monthly Rent equal to 2.4937% of  Equipment  Cost will be
                      payable monthly in advance. The first and last months' rent will be payable upon each Lease Term Commencement.

Adjustment to
Rental Payments:      The Lessor reserves  the right to increase the Montly Rent
                      Payments  as of the date of each  Lease  Term Commencement proportionally  to the  change  in the  weekly average of
                      the interest rates of four-year  U.S.  Treasury Securities from  the week  ending  February  14,  1997  to  the  week
                      preceding the  date   of each Lease Term Commencement,  as
                      published  in  the Wall Street Journal.  As of the date of each  Lease  Term  Commencement, the Monthly Rent Payments
                      will  be  fixed for  the  term.   A schedule of the actual
                      Monthly Rent Payments will be provided by the Lessor following each Lease Term Commencement.

Interim Rent:         Interim Rent will accrue from each Lease Term Commencement until the next following first day of a month (unless the Lease Term Commencement is on the first day of a month).
                      Interim Rent will be calculated at the daily equivalent of the currently adjusted Monthly Rent Payment.

Purchase Option:      The Lessee will have the option to  purchase  all (but not less than all) the Equipment at the expiration of the term of the lease for the then current Fair Market Value of the Equipment, plus applicable sales and other taxes.

                      Fair Market Value will be 10% of Equipment Cost.

Automatic Renewal:    In the event the Lessee does not exercise the Purchase
                      Option  described  above,  the lease will  automatically
                      renew for a term of one year with Monthly Rentals equal to
                      1.00% of Equipment Cost payable monthly in advance. At the expiration of the  renewal  period, the Lessee  will  have the  option  to purchase  all (but not less than all) the
                      Equipment for $1.00,  plus applicable  sales   and   other
                      taxes.

Net Lease:            The lease will be a net lease under which the Lessee  will be responsible for maintenance, insurance, taxes, and all other costs and expenses.

Taxes: Sales or use taxes will be added to the Equipment Cost or collected on the gross rentals, as appropriate.

Insurance:            Prior  to  any  delivery of  Equipment,  the  Lessee  will furnish confirmation of insurance acceptable to the Lessor covering the Equipment, including primary, all risk, physical damage, property damage and bodily injury with appropriate loss payee endorsement in favor of the Lessor.

Conditions Precedent  1.  No material adverse change in the financial condition,
to Each Lease Term        operation or prospects of the Lessee prior to funding.
Commencement:             The Lessor  reserves  the right to rescind  any unused
                          portion of its commitment in the event of a material adverse change in the financial condition, operation or prospects of the Lessee.

                      2. Completion of the documentation and final terms of the proposed financing satisfactory to Lessor and Lessor's counsel.

                      3. Results of all due diligence, including lien, judgment and tax searches, reference calls (including to Delphi Ventures and Silicon Valley Bank) and other matters Lessor may reasonably request shall be satisfactory to Lessor and Lessor's counsel.

                      4. Receipt by Lessor of duly executed Lease documentation in form and substance satisfactory to Lessor and its counsel.

                      5. Lessor shall receive title and a valid and perfected first priority lien and security interest in all Equipment acquired through the use of this Commitment and Lessor shall have received satisfactory evidence that there are no liens on any Equipment except aS expressly permitted herein.

Additional Covenants: There will be no actual or  threatened  conflict  with, or violation of, any regulatory statute, standard or rule relating to the Lessee, its present or future operations, or the Equipment.

                      Lessee will be required to provide quarterly financial information. All information supplied by the Lessee will be correct and will not omit any statement necessary to make the information supplied not be misleading. There will be no material breach of the representations and warranties of the Lessee in the lease. The representations will include that the Equipment Cost of each item of the Equipment does not exceed the fair and usual price for like quantity purchased of such item and reflects all discounts, rebates and allowances for the Equipment given to Lessee or any affiliate of Lessee by the manufacturer, supplier or anyone else including, without limitation, discounts for advertising, prompt payment, testing or other services.

Fees and Expenses:    The Lessee will be responsible for the Lessor's reasonable expenses in connection with closing the transaction. Such expenses shall not exceed $5,000 without the consent of the Lessee.

Law: This letter and the proposed Lease are intended to be governed by and construed in accordance with Illinois law without regard to its conflict of law provisions.

Indemnity:            Lessee agrees to  indemnify  and to hold harmless  Lessor,
                      and its officers, directors  and  employees   against  all
                      claims,   damages, liabilities  and expenses which may  be
                      incurred  by  or  asserted  against  any  such  person  in connection  with  or  arising  out  of this letter and the
                      transactions  contemplated   hereby,  other than   claims,
                      damages,  liability,  and  expense   resulting  from  such
                      person's gross negligence or willful misconduct.

Confidentiality:      This letter  is  delivered to you  with the  understanding
                      that neither  it nor its  substance   shall  be  disclosed
                      publicly or privately   to any  third  person except those
                      who are in a confidential relationship to you (such as your legal counsel and accountants), or where the same is required by law and then only on the basis that it not be further disclosed, which conditions Lessee and its agents agree to be bound by upon acceptance of this letter.

                      Without limiting the generality of the foregoing, none of such persons shall use or refer to Lessor or to any affiliate name in any disclosures made in connection with any of the transactions without Lessor's prior written consent.

                      Upon completion of the initial takedown by Lessor and Lessee, the Lessee will no longer be required to obtain Lessor's prior written consent to disclose the transaction contemplated hereby. In addition, the Lessee agrees to provide camera ready artwork of typestyles and logos of the Lessee for use in promotional material by the Lessor.

Conditions of         This Commitment  Letter is intended to be a summary of the
Acceptance:           most important elements  of the  agreement to enter into a leasing  transaction with  Lessee,  and  it is  subject to
                      all  requirements  and  conditions  contained   in   Lease
                      documentation proposed by Lessor or its counsel in the course of closing the Lease described herein. Not every provision that imposes duties, obligations, burdens, or limitations on Lessee is contained herein, but shall be contained in the final Lease documentation satisfactory to Lessor and its counsel.

                      EACH OF THE PARTIES HERETO IRREVOCABLY AND UNCONDITIONALLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY SUIT, ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATED TO THIS LETTER OR THE TRANSACTION DESCRIBED IN THIS LETTER.



Application Fee:      The $10,000  Application  Fee  previously  paid by Lessee
                      will  be first   applied  to the costs and expenses of the
                      Lessor  in  connection  with  the   transaction,  and  any
                      remainder shall be applied pro-rata to the second month's rent due under each Lease.



Commitment            This Commitment shall expire on September 3, 1997,  unless
Expiration:           prior  thereto either extended in writing by the Lessor or accepted as provided below by  the Lessee.



Should you have any questions, please call me. If you wish to accept this Commitment, please so indicate by signing and returning the enclosed duplicate copy of this letter to me by September 3, 1997.

                                    Yours truly,

                                    TRANSAMERICA BUSINESS CREDIT CORP.
                                    TECHNOLOGY FINANCE DIVISION



                                     By: /s/ Gerald A. Michaud
                                         _____________________________________
                                            Gerald A. Michaud
                                            Senior Vice President - Marketing

Accepted this 2nd day of September, 1997

Shaman Pharmaceuticals, Inc.


By:  /s/ M. David Titus
     __________________
        M. David Titus
        Director

                       SCHEDULE TO MASTER LEASE AGREEMENT

                          Dated as of ________________

                                Schedule No. ____

Lessor Name & Mailing Address                Lessee Name & Mailing Address
Transamerica Business Credit Corporation     Shaman Pharmaceuticals, Inc.
Riverway II                                  213 East Grand Avenue
West Office Tower                            South San Francisco, California
9399 West Higgins Road                       94080-4812
Rosemont, Illinois  60018

Equipment Location (if different than Lessee's address above):



This Schedule covers the following described equipment ("Equipment"):

            See Exhibit II attached hereto and made a part hereof.

The Equipment is hereby leased pursuant to the provisions of the Master Lease Agreement between the undersigned Lessee and Lessor dated September 15, 1997 (the "Master Lease"), the terms of which are incorporated herein by reference thereto, plus the following additional terms, provisions, and modifications. The Lessor reserves the right to adjust the monthly payments in accordance with the Commitment Letter dated August 26, 1997, if the Lessor has not received this Schedule and an Acceptance and Delivery Certificate executed by the Lessee within five business days from the date first set forth above.

1.    Term (Number of Months)                         ____ months

2.    Equipment Cost                                  $____________

3.    Commencement Date                               _____________

4.    Rate Factor                                     2.4937% of Equipment
      Cost

5.    Total Rents                         $___________
      Total sales/use tax                 $___________      $____________

6.    Advance Rents (first and last)      $___________
      Sales/use tax for advance rent      $___________      $____________

7.    Monthly rental payments             $___________
      Monthly sales/use tax               $___________      $____________

      and the second such rental payment
      will be due on                                  _____________
      and subsequent rental payments will
      be due on the same day of each month thereafter

8.    Security Deposit                                N/A

9.    In addition to the monthly rental
      payments provided for herein, Lessee shall
      pay to Lessor, as interim rent, payable on
      the commencement date specified above, an
      amount equal to 1/30th of the monthly rental
      payment (including monthly sales/use tax)
      multiplied by the number of days from and
      including the commencement date through the
      end of the same calendar month.                 $___________

Renewal terms:

In the event the Lease does not exercise the Purchase Option described below, the Lease shall automatically renew for a term of 12 months with Monthly Rental equal to 1.0% of the original Equipment Cost payable in monthly in advance. At the expiration of the renewal period, the Lessee shall have the option to purchase all (but not less than all) the Equipment for $1.00, plus applicable and other taxes.

Lessee hereby irrevocably authorizes Lessor to insert in this Schedule the Commencement Date and the due date of the first rental payment.

Except as expressly provided or modified hereby, all the terms and provisions of the Master Lease Agreement shall remain in full force and effect.

The Purchase Date shall be ______________. The Purchase Price shall be the Fair Market Value of the Equipment. Lessee and Lessor agree that the Fair Market Value of the Equipment on the Purchase Date shall be equal to 10% of the Equipment Cost.

The Stipulated Loss Value of any items of Equipment shall be an amount equal to the present value of all future Rent discounted at a rate of 5% per annum plus the Reversionary Value.

The Reversionary Value of any item of Equipment shall be 10% of Equipment Cost.


TRANSAMERICA BUSINESS CREDIT                 SHAMAN PHARMACEUTICALS, INC.
 CORPORATION                                 (Lessee)
(Lessor)

By:__________________________                By:________________________

Title:_______________________                Title:______________________

                                   EXHIBIT II

To:
   ___ Schedule to Master Lease Agreement      ___ Sale and Leaseback Agreement
   ___ UCC                                     ___ Bill Of Sale
   ___ Collateral Access Agreement             ___ Opinion of Counsel


                                  Dated ________________

                                         Between

                         TRANSAMERICA BUSINESS CREDIT CORPORATION

Customer Name:    Shaman Pharmaceuticals, Inc.
Equipment Locations:    ______________________
                        ______________________

--------------------------------------------------------------------------
       EQUIPMENT    INVOICE   SERIAL NO. SUPPLIER/   PURCH.     EQUIPMENT
QTY    DESCRIPTION  NO.                   VENDOR      DATE        COST
--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------
--------------------------------------------------------------------------

--------------------------------------------------------------------------


Transamerica Business Credit              Shaman Pharmaceuticals, Inc.
Corporation

By:___________________                    By:____________________

Title:_________________                   Title:___________________

                       ACCEPTANCE AND DELIVERY CERTIFICATE



            Shaman Pharmaceuticals, Inc., as lessee ("Lessee") under the Master Lease Agreement dated as of September 15, 1997 between Lessee and Transamerica Business Credit Corporation, as Lessor, does hereby acknowledge the acceptance and delivery of the equipment listed in Lease Schedule No.____, such acceptance and delivery having been made on the ____ day of ________________.

                                          SHAMAN PHARMACEUTICALS, INC.


                                             By: ______________________
                                             Name:
                                             Title:

                          SALE AND LEASEBACK AGREEMENT


            THIS SALE AND LEASEBACK AGREEMENT (this "Agreement"), is made as of _____________, among Shaman Pharmaceuticals, Inc., a Delaware corporation ("Seller"), and Transamerica Business Credit Corporation, a Delaware corporation ("Buyer").

                              W I T N E S S E T H :


            WHEREAS, Seller is the owner of the equipment more particularly described on Exhibit II hereto (the "Equipment");

            WHEREAS, Seller desires to sell to Buyer and Buyer desires to purchase from Seller the Equipment; and

            WHEREAS, Buyer, as a condition to such purchase, wishes to lease to Seller and Seller wishes to lease from Buyer the Equipment under the terms and conditions of the Master Lease Agreement dated as of September 15, 1997 and Schedule No. ____ thereto (collectively, as amended, supplemented or otherwise modified from time to time, the "Lease") between Buyer, as lessor, and Seller, as lessee.

            NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                  1.     Amount and Terms of Purchase.

                  (a) Subject to the terms and conditions of this Agreement, and in reliance upon the representations and warranties of the Seller herein set forth, the Buyer agrees to purchase all of the Seller's right, title and interest in and to all of the Equipment such that the Buyer will become the owner of all such Equipment for all purposes whatsoever. The Seller hereby agrees that the Buyer is under no obligation to purchase any other equipment now or in the future and shall not assert a claim that the Buyer may have any such obligation.

                  (b) The price to be paid by the Buyer with respect to the purchase of the Equipment (the "Purchase Price") is $______________. The Purchase Price shall be payable to the Seller on the Lease Commencement Date (as defined in the Lease).

                  (c) The Seller shall pay any and all applicable federal, state, county or local taxes and any and all present or future taxes or other governmental charges arising in connection with the sale of the Equipment hereunder, including sales, use or occupation taxes due upon the purchase by the Buyer.

                  (d) The purchase of the Equipment shall be evidenced by a bill of sale, substantially in the form attached hereto as Exhibit A (the "Bill of Sale"), duly executed by the Seller.

                  2. Conditions to Purchase. The obligation of the Buyer to purchase the Equipment is subject to the following conditions:

                  (a) The Buyer shall have received this Agreement, duly executed by the Seller.

                  (b) The Buyer shall have received the Bill of Sale, duly executed by the Seller.

                  (c) The Buyer shall have received the Lease, duly executed by the Seller.

                  (d) The Buyer shall have received resolutions of the Board of Directors of the Seller approving and authorizing the execution, delivery and performance by the Seller of this Agreement, the Lease and the notices and other documents to be delivered by the Seller hereunder and thereunder (collectively, the "Sale and Leaseback Documents").

                  (e) The Buyer shall have received the certificate of title or similar evidence of ownership with respect to each item of Equipment and Uniform Commercial Code financing statements covering the Equipment in form and substance satisfactory to the Buyer, duly executed by the Seller.

                  (f) No material adverse change has occurred with respect to the business, prospects, properties, results of operations, assets, liabilities or condition (financial or otherwise) of the Seller and its affiliates, taken as a whole, since December 31, 1996.

                  (g) The Buyer shall have received all warranties and other documentation received or executed by Seller in connection with the original acquisition of the Equipment by the Seller (and by its execution hereof the Seller hereby assigns to the Buyer all such warranties and other Documentation).

                  (h) The Buyer shall have received such other approvals, opinions or documents as the Buyer may reasonably request.

                  3. Representation and Warranties. To induce the Buyer to enter into this Agreement, the Seller represents and warrants to the Buyer that:

                  (a) The Seller is duly authorized to execute, deliver and perform its obligations under each of the Sale and Leaseback Documents and all corporate action required on its part for the due execution, delivery and performance of the transactions contemplated herein and therein has been duly and effectively taken.

                  (b) The execution, delivery and performance by the Seller of each of the Sale and Leaseback Documents and the consummation of the transactions contemplated herein and therein does not and will not violate any provision of, or result in a default under, the Seller's Articles or Certificates of Incorporation or By-laws or any indenture or agreement to which the Seller is a party or to which its assets are bound or any order, permit, law, statute, code, ordinance, rule, regulation, certificate or any other requirement of any governmental authority or regulatory body to which the Seller is subject, or result in the creation or imposition of any mortgage, deed of trust, pledge, security interest, lien or encumbrance of any kind upon or with respect to the Equipment or any proceeds thereof, other than those in favor of the Buyer as contemplated by the Sale and Leaseback Documents.

                  (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Seller of any of the Sale and Leaseback Documents to which it is a party.

                  (d) Each Sale and Leaseback Document to which the Seller is a party constitutes or will constitute, when delivered hereunder, the legal, valid and binding obligation of the Seller enforceable against the Seller in accordance with its respective terms, except as such enforceability may be (i) limited by the effect of applicable bankruptcy, insolvency, reorganization or similar laws affecting the enforcement of creditors' rights generally or (ii) subject to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding at equity or at law).

                  (e) There are no actions, suits, or proceedings pending, threatened against or affecting the Seller which seek to enjoin, prohibit or restrain the consummation of any of the transactions contemplated hereby or by the other Sale and Leaseback Documents.

                  (f) Each item of Equipment is owned by the Seller free and clear of any liens and encumbrances of any kind or description. Upon purchase of the Equipment hereunder, the Buyer will acquire good and marketable title in and to the Equipment.

All representations and warranties herein shall survive the execution of this Agreement and the purchase of the Equipment.

                  4. Indemnities. The Seller agrees to indemnify, defend, and save harmless the Buyer and its officers, directors, employees, agents, and attorneys, and each of them (the "Indemnified Parties"), from and against all claims, actions, suits, and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties (collectively, the "Indemnified Amounts") which any of the Indemnified Parties may sustain or incur by reason of or arising out of (i) the Seller's ownership of any Equipment prior to the date on which such Equipment is sold to the Buyer, or the Seller's acts or omissions prior to such date under, in connection with or relating to such Equipment or any of the Sale and Leaseback Documents, (ii) the operation, maintenance or use of such Equipment prior to such date, (iii) the inaccuracy of any of the Seller's representations or warranties contained in any of the Sale and Leaseback

Documents, (iv) the breach of any of the Seller's covenants contained in any of the Sale and Leaseback Documents, (v) any loss or damage to any Equipment in excess of the deductible which is not paid by insurance or (vi) any sales, use, excise and other taxes, charges, and fees (including, without limitation, income, franchise, business and occupation, gross receipts, sales, use, licensing, registration, titling, personal property, stamp and interest equalization taxes, levies, imposts, duties, charges or withholdings of any nature), and any fines, penalties or interest thereon, imposed or levied by any governmental body, agency or tax authority upon or in connection with the Equipment, its acquisition, ownership, delivery, leasing, possession, use or relocation or otherwise in connection with the transactions contemplated by each Sale and Leaseback Document.

                  5. Remedies. Upon the Seller's violation of or default under any provision of this Agreement, the Buyer may (subject to the provisions of the other Sale and Leaseback Documents) proceed to protect and enforce its rights either by suit in equity or by action at law or both, whether for the specific performance of any covenant or agreement contained herein or in aid of the exercise of any power granted in any Sale and Leaseback Document; it being intended that the remedies contained in any Sale and Leaseback Document shall be cumulative and shall be in addition to every other remedy given under such Sale and Leaseback Document or now or hereafter existing at law or in equity or by statute or otherwise.

                  6. Amendments, etc. No amendment or waiver of any provision of this Agreement, nor consent to any departure therefrom, shall in any event be effective unless the same shall be in writing and signed by the Buyer, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

                  7. Notices, etc. All notices and other communications provided for hereunder shall be in writing and sent:

            if to the Seller, at its address at:

                  Shaman Pharmaceuticals, Inc.
                  213 East Grand Avenue
                  South San Francisco, California  94080-4812
                  Attention:  Mr. M . David Titus
                  Telephone No.: (650) 952-7070
                  Telecopy No.:  (650) 873-8367
            if to the Buyer, at its address at:

                  Transamerica Business Credit Corporation
                  Technology Finance Division
                  76 Batterson Park Road
                  Farmington, Connecticut 06032-2571
                      Attention: Assistant Vice President,
                              Lease Administration
                      Telephone No.: (860) 677-6466
                      Telecopy No.: (860) 677-6766

            with a copy to:

                  Transamerica Business Credit Corporation
                  9399 West Higgins Road
                  Rosemont, Illinois  60018
                  Attention:  Legal Department
                  Telephone No.:  (847) 685-1106
                  Telecopy No.:  (847) 685-1143

or to such other address as shall be designated by such party in a written notice to the other party. All such notices shall be deemed given (i) if sent by certified or registered mail, three days after being postmarked, (ii) if sent by overnight delivery service, when received at the above stated addresses or when delivery is refused and (iii) if sent by facsimile transmission, when receipt of such transmission is acknowledged.

                  8. No Waiver; Remedies. No failure on the part of the Buyer to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

                  9. Benefit. Without the prior written consent of the Buyer, the Seller may not transfer, assign or delegate any of its rights, duties or obligations hereunder.

                  10. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Seller and the Buyer and their respective successors and assigns.

                  11. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAW PRINCIPLES THEREOF.

                  12. Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall constitute an original and all of which taken together shall constitute one and the same agreement.

                  13. Severability. If one or more of the provisions contained in this Agreement shall be invalid, illegal, or unenforceable in any respect, the validity, legality, and enforceability of the remaining provisions contained herein, and any other application thereof, shall not in any way be affected or impaired thereby.

                  14. SUBMISSION TO JURISDICTION. ALL DISPUTES ARISING UNDER OR IN CONNECTION WITH THIS AGREEMENT BETWEEN THE PARTIES HERETO, WHETHER SOUNDING IN CONTRACT, TORT, EQUITY OR OTHERWISE, SHALL BE RESOLVED ONLY BY STATE AND FEDERAL COURTS LOCATED IN ILLINOIS, AND THE COURTS TO WHICH AN APPEAL THEREFROM MAY BE TAKEN; PROVIDED, HOWEVER, THAT THE BUYER SHALL HAVE THE RIGHT, TO THE EXTENT PERMITTED BY APPLICABLE LAW, TO PROCEED AGAINST THE SELLER OR ITS PROPERTY IN ANY LOCATION REASONABLY SELECTED BY THE BUYER IN GOOD FAITH TO ENABLE THE BUYER TO REALIZE ON SUCH PROPERTY, OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF THE BUYER. EACH PARTY AGREES THAT IT WILL NOT ASSERT ANY PERMISSIVE COUNTERCLAIMS, SETOFFS OR CROSS-CLAIMS IN ANY PROCEEDING BROUGHT BY THE BUYER; IT BEING UNDERSTOOD THAT THIS SENTENCE DOES NOT PRECLUDE THE SELLER FROM ASSERTING COMPULSORY COUNTERCLAIMS. THE SELLER WAIVES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT IN WHICH THE BUYER HAS COMMENCED A PROCEEDING, INCLUDING, WITHOUT LIMITATION, ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON FORUM NON CONVENIENS.

                  15. JURY TRIAL. THE PARTIES HERETO EACH HEREBY WAIVE TO THE FULLEST EXTENT PERMITTED BY LAW ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING ARISING UNDER OR IN CONNECTION WITH THIS AGREEMENT.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers hereunto duly authorized, as of the first date written above.


                                    SHAMAN PHARMACEUTICALS, INC.



                                       By:  __________________________
                                       Name:
                                       Title:



                                    TRANSAMERICA BUSINESS CREDIT CORPORATION



                                       By:  __________________________
                                       Name:
                                       Title:






Exhibit II-  Equipment
Exhibit A-   Bill of Sale

                                  BILL OF SALE


            KNOW ALL PERSONS BY THESE PRESENTS Shaman Pharmaceuticals, Inc. (the "Seller"), for ___________________________________ Dollars ($____________) and
other valuable consideration to it in hand paid, receipt of which is hereby acknowledged, does unconditionally, absolutely and irrevocably grant, sell, assign, transfer and convey unto TRANSAMERICA BUSINESS CREDIT CORPORATION and its assignees or successors (collectively, the "Buyer"), all of the Seller's right, title and interest in and to the equipment described on Exhibit II hereto (collectively, the "Equipment").

            TO HAVE AND TO HOLD said Equipment unto the said Buyer, to and for its use forever.

            AND, the Seller hereby warrants, covenants and agrees that it (a) has good and marketable title to the Equipment, free and clear of any liens and other encumbrances; and (b) will warrant and defend the sale of the Equipment against any and all persons claiming against such title.

            IN WITNESS WHEREOF the Seller has caused this instrument to be duly executed and delivered as of this ____ day of ____________.



                                    SHAMAN PHARMACEUTICALS, INC.


                                    By:  ______________________________
                                           Name:
                                           Title:

                           COLLATERAL ACCESS AGREEMENT
                    TRANSAMERICA BUSINESS CREDIT CORPORATION
                        9399 West Higgins Road, Suite 600
                            Rosemont, Illinois 60018

                                                    ____________________, 199___


______________________________
______________________________
______________________________

      Re:   Shaman Pharmaceuticals, Inc.

Ladies and Gentlemen:

            We have been asked by Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Company") to finance certain equipment (the "Equipment"), which will be located at the address identified on Schedule A (the "Premises"). The obligations of the Company to us will be secured by, among other things, the Equipment. We understand that the Company leases the Premises from you pursuant to a lease or is the owner of the Premises, which is subject to a lien in favor of you pursuant to a mortgage (such lease or mortgage being referred to as the "Agreement").

            In connection with the extensions of credit to be made to the Company, Transamerica Business Credit Corporation, ("Transamerica") will be making customary Uniform Commercial Code filings on behalf of Transamerica with respect to the Equipment. In addition, we request your acknowledgment and cooperation for preserving and enforcing Transamerica's security interests. To expedite the consummation of the proposed financing, we would appreciate your execution of this letter.

            To induce Transamerica to finance the Equipment, and for other good and valuable consideration, you confirm and acknowledge the following matters to us:

                  1. You will allow us, or our auditors or other designees, reasonable access to the Premises to inspect the Equipment from time to time. In addition, upon our request, you will grant us and our designees access to the Premises for 90 days at reasonable times to show the Equipment to potential purchasers and to remove the Equipment from the Premises.

                  2. In the event that the Company defaults in its obligations under the Agreement or you desire or elect to terminate or exercise remedies under the Agreement for any reason, including a default by the Company under the Agreement, you will notify us in writing of this fact prior to your terminating or exercising remedies under the Agreement and retaking possession of the Premises. You hereby confirm and acknowledge to us that you do not and will not have any claim to or lien on any of the Equipment, assuming such Equipment constitutes trade fixtures or personal property, and not part of the building.

            We would appreciate your confirming to us your agreement to the foregoing provisions of this letter by signing and returning to us this letter at our address shown above.

Very truly yours,

TRANSAMERICA BUSINESS CREDIT CORPORATION

By:  ____________________________________
   Name:
   Title:

ACKNOWLEDGED AND AGREED:


By:______________________________________
   Name:
   Title:

                                   SCHEDULE A



Equipment Locations:

213 East Grand Avenue
South San Francisco, California  94080-4812

                             INSURANCE REQUIREMENTS

LIABILITY INSURANCE:

All liability policies are to name customer as the insured, and meet, at the minimum the following requirements:

Minimum limits of liability are:

Bodily Injury:          $1,000,000 per occurrence
Property Damage:        $1,000,000 per occurrence

All liability insurance policies are to specify TRANSAMERICA BUSINESS CREDIT CORPORATION (TBCC), as Additional Insured, and must be effective at the time of shipment of the Equipment from the seller.

PROPERTY INSURANCE:

All property insurance policies are to name customer as the insured, and meet, at the minimum, the following requirements:

a. Broad Form, Special Form, All Risk with the dollar amount of the deductible noted. Property insurance coverage should be in an amount equal to the replacement cost of the Equipment as further described on the attached Exhibit II.

b. All property insurance policies are to specify TRANSAMERICA BUSINESS CREDIT CORPORATION (TBCC), as Loss Payee, and must be effective at the time of shipment of the Equipment from the seller.

GENERAL:

1. All insurance policies are to provide that in the event of material change to the policy (i.e, terms, conditions, limits, broker or insurer, or cancellation of the policy or any part) either by the insured or the insurance company, the insurer will provide 30 days' prior written notice of such material change or cancellation to TRANSAMERICA BUSINESS CREDIT CORPORATION (TBCC).

2. All insurance policies are to provide that violation of terms, conditions, or warranties of the policy by the insured or others will not invalidate insofar as the interest of TRANSAMERICA BUSINESS CREDIT CORPORATION (TBCC), is concerned.

3. In order to eliminate multiple certifications, we encourage blanket liability and Broad Form, Special Form and All Risk coverage warranted to remain in full force until at least 30 days' prior written notice is provided as aforesaid.

                     EXHIBIT A TO UCC-1 FINANCING STATEMENT

COLLATERAL: All equipment and other personal property under Master Lease Agreement dated as of September 15, 1997 (including any and all modifications, attachments, related parts, accessories and additions thereto and substitutions and replacements therefor, in whole or in part, and all chattel paper, rentals, accounts receivable, general intangibles and other income related thereto or arising therefrom and all proceeds thereof including, without limitation, insurance proceed) now or hereafter leased under such Master Lease Agreement and Schedules.

The Secured Party is a Lessor and the Debtor is a Lessee in respect to the leased property, and the lease is not intended as a security agreement to create a security interest in Lessor. This statement is not to be evidence that the lease is a security agreement, but if it is determined to be so for other reasons, this financing statement is filed to perfect the Secured Party's security interest in the property.