Form 10-K/A
period 1997-12-31
SHAMAN PHARMACEUTICALS INC
filed 1998-05-07
CIK 891933

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                          COMMISSION FILE NO. 0-21022

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting are incorporated herein by reference into Part III of this Report.
---------------
* Excludes 494,408 shares of the Registrant's Common Stock held by executive officers, directors and affiliated parties at February 27, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties that are described more fully in "Item 1 -- Risk Factors." While this outlook represents our current judgment on the future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the success of Shaman Pharmaceuticals, Inc. Actual results may differ materially from any future performance suggested in this report.

THE COMPANY

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for the treatment of human diseases through the isolation and optimization of active compounds found in tropical plants. The Company believes that by focusing on drugs extracted from plants with a long history of medicinal use, its drug discovery efforts will be quicker and more likely to lead to safe and effective pharmaceuticals. Shaman has human clinical trials underway for its three lead product candidates: Provir, nikkomycin Z, and SP-134101. Shaman has completed Phase II trials showing efficacy for Provir for the treatment of AIDS-associated and watery diarrhea. In the first quarter of 1998, Provir is scheduled to enter a pivotal Phase III trial for the treatment of diarrhea in patients with AIDS. This single study, upon completion, is intended to serve as the basis for the submission of a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA"). With success, Provir for diarrhea in patients with AIDS will become the first product commercialized by Shaman. Two additional dose-optimizing Phase II trials for Provir in watery diarrhea commenced in 1997. These trials are intended to be completed in the first half of 1998 and, if successful, will lead to Phase III trials.

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

CLINICAL AND RESEARCH PROGRAMS

     Shaman has established and is continuing to build a portfolio of product candidates. The following table describes the major therapeutic areas in which the Company is conducting its product development and research:

        PRODUCT                 INDICATION                   STATUS                COMMERCIAL RIGHTS
        -------                 ----------                   ------                -----------------
Provir                   AIDS-associated diarrhea  Entering Phase III pivotal  Shaman study-Q1, 1998. Completed
                                                   a Phase II efficacy study
                                                   in Q4, 1997
Provir                   Watery diarrhea           Commenced two Phase II      Shaman
                                                   dosing trials in Q3 & Q4,
                                                   1997. Completed initial
                                                   Phase II efficacy studies
                                                   in 1996 &1997
Provir                   Pediatric diarrhea        Formulation under           Shaman
                                                   development
Nikkomycin Z             Endemic mycoses           Completed Phase I study in  Shaman
                                                   Q2, 1997; multi-dose Phase
                                                   I study scheduled in 1998
Nikkomycin Z and Azoles  Azole-resistant Candida   Initiation pending          Shaman
                                                   pre-clinical development
                                                   by Pfizer
SP-134101                Type II Diabetes          Initiated Phase I study in  Shaman
                                                   Q1, 1998
Oral antihyperglycemic   Type II Diabetes          Preclinical                 Ono; Lipha/Merck; and
  compounds                                                                    Shaman. Shaman receives
                                                                               royalties on sales outside
                                                                               the U.S. and profit
                                                                               sharing in the U.S.

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

     A longitudinal random regression analysis of the treatment effect over four days indicated the patients treated with SP-303 experienced a statistically significant reduction in stool weight (p=0.008) and in abnormal stool frequency (p=0.039) when compared with placebo. The point-in-time analysis comparing baseline to Day 4 of treatment yielded p-values of p=0.14 in mean reduction in stool weight, and p=0.26 in mean reduction in abnormal stool frequency. The mean maximal time between abnormal stools was greater in the SP-303 group (30.6 hours) as compared with patients who received placebo (24.6 hours, p=0.035). The results of this study suggest that SP-303 is effective in reducing stool weight and abnormal stool frequency in patients with AIDS and chronic or sub-acute diarrhea.

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

     In October 1997, the Company determined from an interim analysis of another Phase II outpatient study of 166 Mexican nationals with mild, non-specific diarrhea that Provir provided no benefit over placebo after two days of treatment. In this mild, non-specific diarrhea, it was difficult to show an added benefit of Provir therapy during the short course of illness. Based on these results, the Company suspended its study of mild, non-specific diarrhea and is now focusing on moderate-to-severe diarrhea.

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

  Nikkomycin Z

     Nikkomycin Z was licensed in 1995 from Bayer AG. See
"Business -- Collaborative Relationships and License Agreements." Nikkomycin Z is an orally administered product designed for the treatment of endemic mycoses and other systemic fungal infections. Nikkomycin Z is novel in its mechanism of action against fungal infections. Preclinical studies of nikkomycin Z indicate that it is fungicidal and could prove superior to current treatments. By inhibiting chitin synthetase, which is found in the cell walls of most fungi, but not in mammalian cells, nikkomycin Z inhibits cell wall synthesis, ultimately causing fungal cells to expand and burst. The lack of chitin in mammalian cells should prevent similar damage to normal cells in tissues affected by these fungal infections.

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

     The diabetes research and development program serves as the basis for Shaman's collaboration with Lipha/Merck and Ono. Significant funding, as well as milestone payments for this program, result from these collaborations. See "Business -- Collaborative Relationships and License Agreements."

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

MARKETING

     In July 1997, Shaman hired a senior executive to direct commercial development, including sales and marketing. The Company's general strategy is to develop corporate alliances with larger pharmaceutical companies for certain of its programs in order to take advantage of such companies' abilities to reach broad-based markets. Shaman is also evaluating the opportunity to retain certain marketing rights to its products. At the present time, Shaman has no sales staff. See "Business -- Collaborative Relationships and License Agreements" and "Risk Factors -- Limited Manufacturing and Marketing Experience and Capacity."

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

     There can be no assurance that the Company's pending patent applications will result in patents being issued or that, if issued, patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

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

     Shaman has entered into supply agreements with companies working in Central and South America pursuant to which they will supply certain quantities of Shaman's commercial requirements of the raw material used to produce SP-303 from their countries. These companies work with cooperatives of indigenous peoples to supply source plants to Shaman, to transfer material information to Shaman relating to improvements in the collection and harvesting of the raw material, and to improve sustainable harvesting techniques in order to create a model of sustainable production in tropical forests. Although the Company has developed multi-country sources of supply for its key plant materials and has entered into long-term supply agreements for the source material for SP-303, there can be no assurance of a continual source of supply of these materials. See "Risk
Factors -- Dependence on Sources of Supply."

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

EMPLOYEES

     As of February 27, 1998, the Company had 106 employees. Of these employees, 72 are dedicated to research, development, quality assurance and quality control, regulatory affairs and preclinical testing. Thirty-four of the Company's full-time employees hold a Ph.D. or M.D. In addition, the Company currently fills 15 positions through the use of temporary staff and consultants. Information regarding the Company's consulting arrangements, including those with affiliated parties, is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Company's Definitive Proxy Statement filed with the Commission in connection with its 1998 Annual Meeting of Stockholders.

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

RISK FACTORS

     This Form 10-K/A contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K/A.

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

     History of Operating Losses; Products Still in Development; Future Profitability Uncertain. Shaman was incorporated in 1989 and has experienced significant operating losses in each of its fiscal years since operations began and incurred an operating loss of approximately $25.5 million for the year ended December 31, 1997. As of December 31, 1997, the Company's accumulated deficit was approximately $111.9 million. The Company has not generated any product revenues and expects to incur substantial operating losses over the next several years. All of Shaman's products and compounds are in research and development, which require substantial expenditures of funds. In order to generate revenues or profits, the Company, alone or with others, must successfully develop, test, obtain regulatory approval for and market its potential products. No assurance can be given that Shaman's product development efforts will be successful, that required regulatory approvals will be obtained, or that the products, if developed and introduced, will be successfully marketed or will achieve market acceptance.

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

     In addition, there can be no assurance that the Company's testing and development schedules will be met. Any failure to meet such schedules could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's clinical trials may be delayed by many factors, including, but not limited to: slower than anticipated patient enrollment; difficulty in finding a sufficient number of patients fitting the appropriate trial profile; difficulties in the acquisition of sufficient supplies of clinical trial materials; or, failure to show efficacy in clinical trials or adverse events occurring during the clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

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

     The Company licensed the use of nikkomycin Z from Bayer AG in June 1995. Under the terms of this licensing agreement, the Company has paid Bayer an initial milestone payment and may be required, upon the occurrence of certain events, to make additional milestone payments and to pay royalties on any commercialized products derived from nikkomycin Z. The failure of the Company to pay these milestone payments or the termination of this license agreement could cause the Company to forfeit its rights to utilize nikkomycin Z and could have a material adverse effect on the Company's business financial condition and results of operations.

     The Company expects to seek additional collaborative agreements to commercialize its other product candidates and will, in particular, need to rely on such third party arrangements to commercialize its products outside the United States. No assurance can be given that the Company will be successful in negotiating or entering into such agreements on terms favorable to the Company or at all, or that any such agreement, if entered into by the Company will be successful. A failure to successfully enter into such agreements and sell products thereunder would have a material adverse effect on the Company's business, financial condition and results of operations.

     Rapid Technological Change and Substantial Competition. The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies and universities is intense. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products developed by the Company. These competing products may be more effective and less costly than the products developed by the Company. In addition, other forms of medical treatment may offer competition to the Company's products. The development of competing compounds could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business -- Competition."

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

     The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad. See "Business -- Government Regulation."

     The Company will also be subject to a variety of foreign regulations governing clinical trials, registration and sales of its products. Regardless of whether FDA approval is obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. Delays in the approval process or the failure to obtain such foreign approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertainty Regarding Patents and Proprietary Rights; Current Legal Proceedings Regarding Patents and Proprietary Rights. The Company's success will depend in large part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any issued patents will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to commercialize its products. The patent position of firms in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose the Company to differing risks of commercialization in each foreign country in which it may sell products. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patents of the Company.

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

     The Company's competitive position is also dependent upon unpatented trade secrets. All employees of the Company are bound by confidentiality agreements. However, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes also may arise as to the rights in related or resulting know-how and inventions. See "Business -- Patents and Proprietary Rights."

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

     Possible Volatility of Stock Price. From time to time, the stock market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. In addition, the market price of the Company's Common Stock, like the stock prices of many publicly traded biotechnology and smaller pharmaceutical companies, has been and may continue to be highly volatile. Announcements of technological innovations, regulatory matters or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of Shaman's Common Stock. See "Part II -- Item 5:
Market for Registrant's Common Stock and Related Stockholder Matters."

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

     Product Liability Exposure; Limited Insurance Coverage. The Company's business exposes it to potential product liability risks which are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical products. Product liability insurance for the pharmaceutical industry generally, which includes acts by third parties, including manufacturers of the Company's product candidates, is expensive. There can be no assurance that the Company's present product liability insurance coverage is adequate. Such existing coverage will not be adequate as the Company further develops its products, and no assurance can be given that adequate insurance coverage against all potential claims will be available in sufficient amounts or at a reasonable cost. Certain of the Company's development and manufacturing agreements contain insurance and indemnification provisions pursuant to which the Company could be held accountable for certain occurrences.

     Limitation of Liability and Indemnification. The Company's Certificate of Incorporation limits, to the maximum extent permitted by Delaware Law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. The Company's Bylaws provide that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware Law. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. The Company currently maintains directors' and officers' insurance.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company has initiated arbitration against Dr. Michael Tempesta with respect to a February 1990 license agreement. See "Business -- Collaborative Relationships and License Agreements."

     Ms. Jacqueline Cossmon, the Company's former Vice President of investor and public relations filed a complaint against the Company with the Superior Court of the State of California, County of San Mateo on December 31, 1997 for wrongful termination and seeking monetary damages. The complaint alleges in substance that Cossman was wrongfully terminated for a disagreement with management. The Company denies any wrongdoing with respect to Ms. Cossmon and intends to vigorously defend this action.

     With the exception of the patent opposition proceeding in Europe, arbitration against Dr. Tempesta and Ms. Cossmon's action, the Company is not party to any other material legal proceedings. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

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

          HIGH  LOW
          ----  ----
Q1 FY
  96....  7.32  5.13
Q2 FY
  96....  9.00  6.13
Q3 FY
  96....  8.63  5.75
Q4 FY
  96....  7.38  5.38
Q1 FY
  97....  6.25  3.88
Q2 FY
  97....  6.19  4.69
Q3 FY
  97....  7.00  5.12
Q4 FY
  97....  7.06  4.25

     As of February 23, 1998, there were approximately 847 holders of record of the Company's common stock. No dividends have been paid on the common stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future. The terms of the Company's loan agreement with MMC/GATX Partnership No. 1 restrict the payment of dividends on any equity security so long as amounts remain outstanding under such loan agreement. In addition, the Certificate of Designation of Preferences of Series A Preferred Stock of the Company requires that the Company pay equivalent per share dividends to the holders of the Company's Series A Preferred Stock prior to the payment of dividends to the holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1997        1996       1995       1994       1993
                                         ---------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
  Revenue from collaborative
     agreements........................  $   3,500   $  3,406   $  2,210   $  1,360   $  2,050
  Operating expenses(1):
     Research and development..........     24,140     19,138     17,635     18,643     13,646
     General and administrative........      4,833      3,537      3,705      3,545      2,659
                                         ---------   --------   --------   --------   --------
  Total operating expenses.............     28,973     22,675     21,340     22,188     16,305
                                         ---------   --------   --------   --------   --------
  Loss from operations.................    (25,473)   (19,269)   (19,130)   (20,828)   (14,255)
  Interest income......................      1,218      1,082      1,695      2,045      1,543
  Interest expense (cash)..............     (1,341)      (603)      (569)      (698)      (315)
  Interest expense (non-cash)..........     (3,692)        --         --         --         --
                                         ---------   --------   --------   --------   --------
  Net loss.............................  $ (29,288)  $(18,790)  $(18,004)  $(19,481)  $(13,027)
                                         =========   ========   ========   ========   ========
  Net loss per share(2)................  $   (1.72)  $  (1.39)  $  (1.37)  $  (1.50)  $  (1.30)
                                         =========   ========   ========   ========   ========
  Shares used in calculation of net
     loss per share(2).................     17,010     13,496     13,161     12,986     10,036

                                                            AT DECEMBER 31,
                                         -----------------------------------------------------
                                           1997        1996       1995       1994       1993
                                         ---------   --------   --------   --------   --------
Balance Sheet Data:
  Cash, cash equivalents, and
     investments.......................  $  21,421   $ 16,533   $ 26,665   $ 39,843   $ 57,333
  Working capital......................     14,547      9,641     22,850     33,422     36,711
  Total assets.........................     26,753     22,377     33,810     49,673     67,229
  Long-term obligations, including
     current installments..............     16,769      4,816      6,041      5,017      4,221
  Accumulated deficit..................   (111,910)   (82,622)   (63,832)   (45,828)   (26,348)
  Total stockholders' equity...........  $   5,148   $ 11,977   $ 24,205   $ 41,300   $ 60,436

---------------
(1) Certain expenses have been reclassified to conform to 1997 presentation.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of AIDS-associated and watery diarrhea; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. Shaman maintains an active Type II diabetes research program which serves as the basis for its collaborations with Lipha s.a., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

     The Company began operations in March 1990. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company's accumulated deficit at December 31, 1997, was approximately $111.9 million. Shaman expects to continue to incur substantial and increasing losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and its ongoing research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. Shaman has financed its research, development and administrative activities through various private and public equity financings, loans and debt financings, and collaborative agreements with pharmaceutical companies and, to a lesser extent, through equipment and leasehold improvement lease financings.

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

     The Company incurred research and development expenses of $24.1 million, $19.1 million, and $17.6 million for 1997, 1996, and 1995, respectively. These expenses include salaries for scientific personnel, clinical development costs, laboratory supplies, patent protection and consulting fees, travel, plant collections, facilities expenses and other expenditures relating to research and product development. Research and development expenses increased $5.0 million in 1997 compared with 1996, and increased $1.5 million in 1996 compared with 1995. The increase in 1997 was primarily attributable to the Company's increased clinical development activities with respect to Provir of $3.8 million, partially offset by reduced expenses for clinical development activities for nikkomycin Z of $1.1 million, and to increased scientific salaries of $1.2 million. The increase in 1996 was primarily attributable to the Company's clinical development activities for Provir, as well as additional research and development activities with respect to nikkomycin Z, partially offset by reduced expenses for clinical development activities for Virend. Research and development expenses are expected to increase in 1998 as Provir enters Phase III clinical development for AIDS-associated diarrhea, other products continue through development and the Company actively maintains its diabetes research program.

     General and administrative expenses were $4.8 million, $3.5 million and $3.7 million for 1997, 1996 and 1995, respectively. These expenses include administrative salaries, consulting, legal, travel and other operating expenses. General and administrative expenses increased $1.3 million in 1997 compared to 1996, and decreased $0.2 million in 1996 compared to 1995. The increase in 1997 was primarily attributable to an increase in compensation and marketing research of $375,000 related to late stage clinical products, as well as additional legal expenses of $631,000 related to certain disputes related to the Company's intellectual property rights. The Company's expanded research and clinical activities in 1998 are not expected to require commensurate increases in general and administrative support.

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

     In June 1997, the Company privately issued $10.4 million of senior convertible notes ("The 1997 Private Placement"). The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at the Company's option. Initially, the notes were convertible into Common Stock of the Company at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price will not be less than $5.50 per share. Starting in November 1997, the notes are convertible into Common Stock of the Company at a 10% discount from the low trading price during a designated time period prior to the conversion, with a floor of $5.50 through March 31, 1998, pursuant to a November 1997 understanding with the note holders to revise the terms of the note. In connection with this understanding, the Company issued to the note holders three-year warrants to purchase an aggregate of 137,500 shares of common stock at an exercise price of $7.50 per share. The Company filed a registration statement with the SEC for the resale of shares issued upon conversion of these notes, which registration statement was declared effective on August 29, 1997. Of the notes issued, $400,000 were issued to the placement agent as part of the placement fee. The Company paid the placement agent an additional $300,000 in cash. The placement fees and other offering costs have been capitalized in other assets as deferred issuance costs and are being amortized to interest expense over the life of the notes. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses.

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

     For the year ended December 31, 1997, Shaman recognized $1.5 million in revenue from the Lipha/ Merck collaboration. Shaman also received $1.5 million for 200,787 shares of Common Stock priced at $7.47 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase.

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

     Long-term obligations increased $11.4 million in 1997 compared with 1996 primarily due to the issuance of $10.4 million senior convertible notes in June 1997 along with other various financing activities.

     The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and concluded that they are not and will not be materially affected by the year 2000. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

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

                                          ERNST & YOUNG LLP

Palo Alto, California
January 29, 1998

                          SHAMAN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1997             1996
                                                              -------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $  11,340,702    $ 16,051,251
  Short-term investments....................................     10,079,943         481,677
  Amounts due from related parties..........................        192,551         230,881
  Prepaid expenses and other current assets.................        553,507         707,991
                                                              -------------    ------------
          Total current assets..............................     22,166,703      17,471,800
                                                              -------------    ------------
Property and equipment:
  Laboratory equipment......................................      6,211,182       5,571,406
  Computer equipment and furniture..........................      1,158,869       1,111,855
  Leasehold improvements....................................      7,351,827       7,125,235
                                                              -------------    ------------
                                                                 14,721,878      13,808,496
  Less: accumulated depreciation and amortization...........     10,749,738       9,031,571
                                                              -------------    ------------
                                                                  3,972,140       4,776,925
Other assets................................................        613,657         128,080
                                                              -------------    ------------
          Total assets......................................  $  26,752,500    $ 22,376,805
                                                              =============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses...............  $     925,701    $  1,445,616
  Accrued clinical trial costs..............................      1,689,659       1,233,014
  Accrued professional fees.................................        718,625         689,216
  Accrued compensation......................................        368,272         332,738
  Advances -- contract research.............................      1,133,605       1,883,605
  Current installments of long-term obligations.............      2,783,976       2,246,795
                                                              -------------    ------------
          Total current liabilities.........................      7,619,838       7,830,984
Long-term obligations, excluding current installments.......      4,017,979       2,568,931
Senior convertible notes....................................      9,967,044              --
Stockholders' equity:
  Preferred stock, $0.001 par value; issuable in series;
     1,000,000 shares authorized; 400,000 convertible shares
     issued and outstanding at December 31, 1997 and 1996
     (Liquidation preference at December 31, 1997 and
     1996 -- $3,258,800)....................................            400             400
  Common stock, $0.001 par value; 40,000,000 shares
     authorized; 17,796,045 shares and 13,920,684 shares
     issued and outstanding at December 31, 1997 and 1996,
     respectively...........................................         17,796          13,921
  Additional paid-in capital................................    117,164,524      94,604,455
  Deferred compensation and other adjustments...............       (124,910)        (20,250)
  Accumulated deficit.......................................   (111,910,171)    (82,621,636)
                                                              -------------    ------------
          Total stockholders' equity........................      5,147,639      11,976,890
                                                              -------------    ------------
          Total liabilities and stockholders' equity........  $  26,752,500    $ 22,376,805
                                                              =============    ============

                See accompanying notes to financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Revenue from collaborative agreements............  $  3,500,000    $  3,406,250    $  2,210,147
Operating expenses:
  Research and development.......................    24,140,246      19,138,190      17,634,898
  General and administrative.....................     4,833,489       3,537,157       3,704,962
                                                   ------------    ------------    ------------
          Total operating expenses...............    28,973,735      22,675,347      21,339,860
                                                   ------------    ------------    ------------
Loss from operations.............................   (25,473,735)    (19,269,097)    (19,129,713)
Interest income..................................     1,217,884       1,082,618       1,695,192
Interest expense (cash)..........................    (1,340,544)       (603,330)       (568,985)
Interest expense (non-cash)......................    (3,692,140)             --              --
                                                   ------------    ------------    ------------
Net loss.........................................  $(29,288,535)   $(18,789,809)   $(18,003,506)
                                                   ============    ============    ============
Net loss per share...............................  $      (1.72)   $      (1.39)   $      (1.37)
                                                   ============    ============    ============
Shares used in calculation of net loss per
  share..........................................    17,010,000      13,496,000      13,161,000
                                                   ============    ============    ============

                See accompanying notes to financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                                      DEFERRED
                                             CONVERTIBLE              ADDITIONAL    COMPENSATION                       TOTAL
                                              PREFERRED    COMMON      PAID-IN       AND OTHER      ACCUMULATED    STOCKHOLDERS'
                                                STOCK       STOCK      CAPITAL      ADJUSTMENTS       DEFICIT         EQUITY
                                             -----------   -------   ------------   ------------   -------------   -------------
Balance at December 31, 1994...............     $ --       $13,019   $ 88,013,987    $(898,737)    $ (45,828,321)  $ 41,299,948
  Issuance of 238,297 shares of common
    stock upon the exercise of stock
    options................................       --           239        406,176           --                --        406,415
  Unrealized gain on available-for-sale
    securities.............................       --            --             --      351,259                --        351,259
  Amortization and reversals of deferred
    compensation...........................       --            --       (249,237)     400,522                --        151,285
  Net loss.................................       --            --             --           --       (18,003,506)   (18,003,506)
                                                ----       -------   ------------    ---------     -------------   ------------
Balance at December 31, 1995...............       --        13,258     88,170,926     (146,956)      (63,831,827)    24,205,401
  Issuance of 273,978 shares of common
    stock upon the exercise of stock
    options................................       --           274        439,806           --                --        440,080
  Issuance of 400,000 shares of series A
    convertible preferred stock............      400            --      3,057,823           --                --      3,058,223
  Issuance of 388,918 shares of common
    stock in connection with Lipha/Merck
    collaboration..........................       --           389      2,971,833           --                --      2,972,222
  Unrealized loss on available-for-sale
    securities.............................       --            --             --      (26,458)               --        (26,458)
  Amortization and reversals of deferred
    compensation...........................       --            --        (35,933)     153,164                --        117,231
  Net loss.................................       --            --             --           --       (18,789,809)   (18,789,809)
                                                ----       -------   ------------    ---------     -------------   ------------
Balance at December 31, 1996...............      400        13,921     94,604,455      (20,250)      (82,621,636)    11,976,890
                                                ====       =======   ============    =========     =============   ============
  Issuance of 19,472 shares of common stock
    upon the exercise of stock options.....       --            19         64,137           --                --         64,156
  Issuance of 2,000,000 shares of common
    stock in connection with a registered
    direct public offering in January 1997,
    net of issuance costs of $.93
    million................................       --         2,000      8,068,410           --                --      8,070,410
  Issuance of 1,600,000 shares of common
    stock in connection with a registered
    direct public offering in April 1997,
    net of issuance costs of $.13
    million................................       --         1,600      7,822,654           --                --      7,824,254
  Issuance of 200,787 shares of common
    stock in connection with Lipha/Merck
    collaboration..........................       --           201      1,492,338           --                --      1,492,539
  Issuance of 55,102 shares of common stock
    upon conversion of senior convertible
    notes in November 1997.................       --            55        223,108           --                --        223,163
  Unrealized loss on available-for-sale
    securities.............................       --            --             --       (9,720)               --         (9,720)
  Deferred compensation related to granting
    of options to non-employees, net of
    amortization and reversals.............       --            --        240,282      (94,940)               --        145,342
  Value ascribed to warrants issued in
    conjunction with secured loan..........       --            --        648,000           --                --        648,000
  Value ascribed to in-the-money conversion
    option of senior convertible notes.....       --            --      3,692,140           --                --      3,692,140
  Value ascribed to warrants issued in
    conjunction with senior convertible
    notes..................................       --            --        309,000           --                --        309,000
  Net loss.................................       --            --             --           --       (29,288,535)   (29,288,535)
                                                ----       -------   ------------    ---------     -------------   ------------
Balance at December 31, 1997...............     $400       $17,796   $117,164,524    $(124,910)    $(111,910,171)  $  5,147,639
                                                ====       =======   ============    =========     =============   ============

                See accompanying notes to financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net loss.........................................  $(29,288,535)  $(18,789,809)  $(18,003,506)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................     2,108,896      2,363,091      2,717,332
     Interest expense on issuance of senior
       convertible notes...........................     3,692,140             --             --
  Changes in operating assets and liabilities:
     Prepaid expenses, current assets and other
       assets......................................       628,198        (80,148)       531,303
     Accounts payable, accrued professional fees,
       accrued compensation, accrued clinical trial
       costs and contract research advances........      (748,327)     2,021,220        206,079
                                                     ------------   ------------   ------------
Net cash used in operating activities..............   (23,607,628)   (14,485,646)   (14,548,792)
                                                     ------------   ------------   ------------
INVESTING ACTIVITIES:
  Purchases of available-for-sale investments......   (14,562,627)   (10,872,811)   (20,007,947)
  Maturities of available-for-sale investments.....     4,954,640     26,325,454     33,970,649
  Sales of available-for-sale investments..........            --      1,494,000             --
  Capital expenditures.............................      (913,382)      (864,729)      (411,592)
                                                     ------------   ------------   ------------
Net cash provided by (used in) investing
  activities.......................................   (10,521,369)    16,081,914     13,551,110
                                                     ------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net...            --      3,058,223             --
  Proceeds from issuance of common stock, net......    17,446,683      3,412,302        406,415
  Proceeds from issuance of long-term
     obligations...................................     5,000,000        600,000      1,900,000
  Proceeds from issuance of senior convertible
     notes,
     net...........................................     9,479,039             --             --
  Principal payments on long-term obligations......    (2,936,297)    (1,825,665)      (875,192)
  Proceeds from asset financing arrangements.......       429,023             --             --
                                                     ------------   ------------   ------------
Net cash provided by financing activities..........    29,418,448      5,244,860      1,431,223
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents......................................    (4,710,549)     6,841,128        433,541
Cash and cash equivalents at beginning of period...    16,051,251      9,210,123      8,776,582
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of period.........  $ 11,340,702   $ 16,051,251   $  9,210,123
                                                     ============   ============   ============
SUPPLEMENTAL INFORMATION
Interest paid......................................  $    538,891   $    603,330   $    634,131
                                                     ============   ============   ============

                See accompanying notes to financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

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

REVENUE RECOGNITION

     Revenue under the Company's collaborative research agreements is recognized ratably as costs are incurred by the Company in accordance with the performance requirements of the agreements. Non-refundable payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Payments received which are still subject to future performance requirement are deferred until earned. Revenues from achievement of milestone events are recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met. Costs of contract revenue approximate such revenue and are included in research and development expenses.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense consists of independent research and development costs and the costs associated with work performed under collaborations. Research and development costs include direct and research-related overhead expenses and are expensed as incurred.

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

                          SHAMAN PHARMACEUTICALS, INC.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of equipment and furniture is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three (computer equipment and furniture) to five (laboratory equipment) years. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the remaining life of the lease.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CARRYING VALUE OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its long-lived assets. Nonetheless, it is reasonably possible that the

                          SHAMAN PHARMACEUTICALS, INC.

estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which require additional disclosures to be adopted beginning in the first quarter of 1998 and on December 31, 1998, respectively. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, of SFAS 130 and SFAS 131 on its future financial statement disclosures, but does not believe the additional disclosure will be material to the financial statements.

 2. COLLABORATIVE RELATIONSHIPS

     In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, the Company received an annual research fee of $1.5 million which was amortized to revenue over twelve months as the work was performed. The Company also received approximately $3 million for 388,918 shares of common stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's common stock at the time of purchase. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

     For the year ended December 31, 1997, Shaman recognized $1.5 million in revenue from the Lipha/ Merck collaboration. Shaman also received $1.5 million for 200,787 shares of Common Stock priced at $7.47 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase. Revenues from Lipha/Merck accounted for 43% and 12% of total revenues earned in 1997 and 1996, respectively.

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

                          SHAMAN PHARMACEUTICALS, INC.

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

 3. INVESTMENT SECURITIES

     The following is a summary of available-for-sale securities (in thousands):

                                                                  DECEMBER 31, 1997
                                                   ------------------------------------------------
                                                                GROSS         GROSS       ESTIMATED
                                                              UNREALIZED    UNREALIZED      FAIR
                                                    COST        GAINS         LOSSES        VALUE
                                                   -------    ----------    ----------    ---------
U.S. Treasury securities and government
  obligations....................................  $ 4,625       $ --          $(10)       $ 4,615
U.S. corporate bonds.............................    3,000         --                        3,000
U.S. corporate commercial paper and other........   10,810         --           (20)        10,790
                                                   -------       ----          ----        -------
          Total..................................  $18,435       $ --          $(30)       $18,405
                                                   =======       ====          ====        =======

     Above amounts are included in the balance sheet as follows:

Cash and cash equivalents........................  $ 8,345       $ --          $(20)       $ 8,325
Short-term investments...........................   10,090         --           (10)        10,080
                                                   -------       ----          ----        -------
          Total..................................  $18,435       $ --          $(30)       $18,405
                                                   =======       ====          ====        =======

                                                                  DECEMBER 31, 1996
                                                   ------------------------------------------------
U.S. Treasury securities and government
  obligations....................................  $   499       $ --          $(17)       $   482
U.S. corporate bonds.............................    2,218         --            --          2,218
U.S. corporate commercial paper and other........   12,830         --            (3)        12,827
                                                   -------       ----          ----        -------
          Total..................................  $15,547       $ --          $(20)       $15,527
                                                   =======       ====          ====        =======

     Above amounts are included in the balance sheet as follows:

Cash and cash equivalents........................  $15,048       $ --          $ (3)       $15,045
Short-term investments...........................      499         --           (17)           482
                                                   -------       ----          ----        -------
          Total..................................  $15,547       $ --          $(20)       $15,527
                                                   =======       ====          ====        =======

     The average remaining maturity of the portfolio was approximately four and a half months as of December 31, 1997 and 1996, respectively.

                          SHAMAN PHARMACEUTICALS, INC.

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

FAIR VALUE OF LONG-TERM OBLIGATIONS

     The fair values of the Company's long-term obligations are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts and fair values of long-term obligations consisted of the following at December 31, 1997:

                                                    CARRYING VALUE    FAIR VALUE
                                                    --------------    ----------
Leasehold improvements financings.................    $2,093,435      $2,010,938
Equipment borrowings..............................    $  401,555      $  403,194
Secured Loan......................................    $4,190,105      $4,330,073

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

                          SHAMAN PHARMACEUTICALS, INC.

expense over the life of the notes. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses.

     The SEC has promulgated requirements for charges to be recognized by companies which issue certain convertible notes that provide for a guaranteed discount feature. In connection with the issuance of the notes, the Company recognized a non-cash charge in the amount of $3,692,000 in the third quarter ended September 30, 1997. This amount was calculated as required by the SEC.

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

     The Company has also acquired certain equipment and furniture pursuant to capital lease arrangements. The gross amount of equipment and furniture and the related accumulated amortization recorded under capital leases included in property and equipment are as follows:

                                                         1997          1996
                                                      -----------   -----------
At December 31,
  Equipment and furniture...........................  $ 1,890,164   $ 1,461,141
  Less accumulated amortization.....................   (1,354,475)   (1,194,475)
                                                      -----------   -----------
                                                      $   535,689   $   266,666
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

     At December 31, 1997, future payments on long-term obligations are as follows:

                             SENIOR                                             LEASEHOLD
                           CONVERTIBLE     SECURED     EQUIPMENT    CAPITAL    IMPROVEMENT
                              NOTES         LOAN       BORROWINGS    LEASES     FINANCING       TOTAL
                           -----------   -----------   ----------   --------   -----------   -----------
1998.....................  $        --   $ 1,558,076   $ 401,555    $128,382   $  540,000    $ 2,628,013
1999.....................           --     1,801,058          --     128,382      540,000      2,469,440
2000.....................   10,179,334       830,971          --     128,382      540,000     11,678,687
2001.....................           --            --          --     128,382      540,000        668,382
2002.....................           --            --          --          --      540,000        540,000
                           -----------   -----------   ---------    --------   ----------    -----------
          Total minimum
            payments.....   10,179,334     4,190,105     401,555     513,528    2,700,000     17,984,522
Less amount representing
  interest (at rates
  ranging from 10.7% to
  14.6%).................           --            --          --     (84,506)    (606,565)      (691,071)
                           -----------   -----------   ---------    --------   ----------    -----------
                            10,179,334     4,190,105     401,555     429,022    2,093,435     17,293,451
Less current
  installments...........           --    (1,558,076)   (401,555)    (92,507)    (540,000)    (2,592,138)
                           -----------   -----------   ---------    --------   ----------    -----------
Long-term obligations,
  excluding current
  installments...........  $10,179,334   $ 2,632,029   $      --    $336,515   $1,553,435    $14,701,313

                          SHAMAN PHARMACEUTICALS, INC.

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

     At December 31, 1997, the minimum noncancelable future rental payments under the Company's operating leases are:

1998.....................................................  $1,187,000
1999.....................................................   1,292,000
2000.....................................................   1,497,000
2001.....................................................   1,497,000
2002.....................................................   1,497,000
Thereafter...............................................     762,000

     Rent expense for each of the three years ended December 31, 1997, 1996 and 1995 was approximately $1,154,000, $1,348,000, and $1,004,000, respectively.

     The Company is involved in a litigation and disputes which are incidental to its business. While it is not possible to predict or determine the outcome of such litigation and disputes, or to provide an estimate of the losses, if any, that may arise, the Company believes the costs associated with all of these actions will not have a material effect on the Company's consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against such product liability losses as could materially affect the Company's financial position.

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

                          SHAMAN PHARMACEUTICALS, INC.

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

COMMON STOCK

     In December 1992, the Company adopted the 1992 Stock Option Plan ("the Plan") as the successor plan to the Company's 1990 Stock Option Plan. The Plan will terminate on the earlier of December 31, 2002 or the date on which all shares available for issuance under the Plan have been issued or canceled. The Plan provides for two separate components: the Discretionary Option Grant Program and the Automatic Option Grant Program.

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

                          SHAMAN PHARMACEUTICALS, INC.

     A summary of stock option activity is as follows:

                                                                  OPTIONS OUTSTANDING
                                                  ----------------------------------------------------
                                                                              WEIGHTED     WEIGHTED
                                                                              AVERAGE       AVERAGE
                                                   NUMBER       PRICE PER     EXERCISE    FAIR VALUE
                                                  OF SHARES       SHARE        PRICE     AT GRANT DATE
                                                  ---------   -------------   --------   -------------
Balance at December 31, 1995....................  1,809,065   $ .06 - 13.25    $4.40
  Granted at fair value.........................    847,928    5.88 -  8.13     6.75         $3.85
  Exercised.....................................   (273,978)    .06 -  7.86     1.61
  Forfeited.....................................   (281,039)    .24 - 13.25     6.12
                                                  ---------   -------------    -----
Balance at December 31, 1996....................  2,101,976     .06 - 13.25     5.48
  Granted at fair value.........................    951,400    4.13 -  6.81     5.41         $3.46
  Exercised.....................................    (19,472)    .24 -  5.88     3.29
  Forfeited.....................................   (242,299)   3.50 - 13.25     6.40
                                                  ---------   -------------    -----
Balance at December 31, 1997....................  2,791,605   $ .06 - 13.25    $5.40
                                                  =========   =============    =====

     At December 31, 1997, 1,310,036 shares under options were exercisable at a weighted average exercise price of $5.25 per share (968,235 shares at $5.10 per share at December 31, 1996).

     The following table summarizes information regarding stock options outstanding at December 31, 1997:

                                                                SHARES UNDER OPTIONS EXERCISABLE
                                        WEIGHTED                      AT DECEMBER 31, 1997
                                        AVERAGE      WEIGHTED   --------------------------------
                    OPTION SHARES      REMAINING     AVERAGE                       WEIGHTED
   RANGE OF        OUTSTANDING AT     CONTRACTUAL    EXERCISE                       AVERAGE
EXERCISE PRICES   DECEMBER 31, 1997   LIFE (YEARS)    PRICE        NUMBER       EXERCISE PRICE
---------------   -----------------   ------------   --------   ------------   -----------------
$0.06 - $ 3.63          684,820           6.20        $ 2.71       517,558          $ 2.46
 4.13 -   5.25          605,394           8.53          5.07       127,627            5.20
 5.38 -   6.06          735,288           8.89          5.68       243,280            5.59
 6.38 -   7.50          571,028           8.01          6.88       235,492            6.91
 7.86 -  13.25          195,075           5.86         10.41       186,079           10.52
--------------        ---------           ----        ------     ---------          ------
$0.06 - $13.25        2,791,605           7.76        $ 5.39     1,310,036          $ 5.25
==============        =========           ====        ======     =========          ======

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

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to

                          SHAMAN PHARMACEUTICALS, INC.

December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The following are the weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.27%, 5.73%, and 6.94%; no dividends paid; volatility factors of the expected market price of the Company's common stock of .75 and a weighted-average expected life of the options of 5.0, 3.85, and 3.91 years. The effects of applying FAS 123 for recognizing compensation expense and providing pro forma disclosures in 1997 and 1996 are not likely to be representative of the effects on reported net income in future years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro-forma net loss over the options' vesting periods. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                       1997        1996        1995
                                                     --------    --------    --------
Net loss
  Historical.......................................  $(29,289)   $(18,790)   $(18,004)
  Pro forma........................................  $(31,101)   $(20,280)   $(18,731)
Net loss per share
  Historical.......................................  $  (1.72)   $  (1.39)   $  (1.37)
  Pro forma........................................  $  (1.83)   $  (1.50)   $  (1.42)

RESERVED SHARES

     At December 31, 1997, 4,560,284 shares of common stock were reserved for conversion of outstanding preferred stock and for issuance upon exercise of outstanding options, warrants and options available for future grant.

WARRANTS

     A summary of warrants outstanding at December 31, 1997 is as follows:

                                                  NUMBER OF      EXERCISE        TERM
                  DESCRIPTION                     WARRANTS        PRICE        IN YEARS   EXPIRATION
                  -----------                     ---------   --------------   --------   ----------
Lease financing arrangements....................    91,705    $2.40 - $10.83   5 - 7         1998
Series A convertible preferred stock............   400,000           $10.184     6           2002
Secured term loan...............................   200,000            $ 6.25     10          2007
Senior convertible notes........................   137,500            $ 7.50     3           2000
                                                   -------
                                                   979,205
                                                   =======

     In connection with obtaining long term debt financing in May 1997, the Company issued warrants to purchase a total of 200,000 shares of common stock (see Note 4). These warrants were determined to have a total value of $648,000 based on the Black Scholes option pricing model. Such value has been recognized as a reduction to the related debt and is being amortized to interest expense over the term of such debt.

                          SHAMAN PHARMACEUTICALS, INC.

     In connection with an amendment to the conversion terms of senior convertible notes in November 1997, the Company agreed to issue warrants to purchase a total of 137,500 shares of common stock at an exercise price of $7.50 per share (see Note 4). These warrants were determined to have a total value of $309,000 based on the Black Scholes option pricing model. Such value has been recognized as a reduction to the related convertible notes and is being amortized to interest expense over the extended conversion term.

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

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1997, 1996 and 1995 are as follows:

                                                   1997           1996           1995
                                               ------------   ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards...........  $ 35,200,000   $ 26,600,000   $ 20,600,000
  Research credits (expiring in
     2004 - 2012)............................     2,800,000      2,300,000      1,900,000
  Capitalized research and development
     costs...................................     4,700,000      3,700,000      2,900,000
  Other......................................       400,000        400,000        100,000
                                               ------------   ------------   ------------
          Total deferred tax assets..........    43,100,000     33,000,000     25,500,000
  Valuation allowance for deferred tax
     assets..................................   (43,100,000)   (33,000,000)   (25,500,000)
                                               ------------   ------------   ------------
  Net deferred tax asset.....................  $         --   $         --   $         --
                                               ============   ============   ============

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item 10 concerning the directors and executive officers of the Company is incorporated by reference from the information under the captions "Proposal One -- Election of Directors -- Information With Respect to Nominees" and "Executive Compensation and Other Information -- Directors and Executive Officers" in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1996, the Company loaned to Dr. Atul S. Khandwala, the Company's Senior Vice President, Development and Chief Regulatory Officer, the principal amount of $268,000 in connection with the purchase of his residence in the Bay Area. The loan bears interest at the minimum rate imputed by the Internal Revenue Service per annum. Subject to Dr. Khandwala's continued employment, the loan will be forgiven in a series of annual installments over the term of the loan. The Company forgave $106,399 and $82,217 of such indebtedness in fiscal years 1996 and 1997, respectively.

     In April 1994, the Company loaned to Dr. Steven R. King, the Company's Senior Vice President, Ethnobotany and Conservation, the principal amount of $20,000 in connection with the purchase of his residence in the Bay Area. Such loan was forgiven in 1995 as a bonus of achievement of milestones in 1994.

     Each of the foregoing loans were a result of arms length negotiations with the individuals involved.

     Additional information required by this Item 13 is incorporated by reference from the information under the caption "Executive Compensation and Other Information -- Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The following Financial Statements together with the Report of Independent Auditors are filed as part of this Form 10-K/A under Item 8 above:

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

(b) Reports on Form 8-K

        A current Report on Form 8-K was filed on November 19, 1997 containing information required by Item 5, Other Events.

(c) Exhibits

     EXHIBIT NO.                             DESCRIPTION
    -------------                            -----------
     3.1(12)         Restated Certificate of Incorporation, as filed with the
                     Delaware Secretary of State on June 3, 1997.
     3.2(9)          Amended and Restated By-Laws, as amended March 29, 1996.
     4.1(9)          Certificate of Designation of Preferences of Series A
                     Preferred Stock of the Registrant, as filed with the
                     Delaware Secretary of State on July 27, 1996.
    10.1(1)(14)      1990 Stock Option Plan, as amended.
    10.2(1)(14)      401(k) Plan.
    10.3(1)(14)      Form of Stock Purchase Agreement.
    10.4(1)          Form of Confidentiality Agreement-Employees & Consultants.
    10.5(1)          Form of Confidentiality Agreement-Strategic Planning.
    10.6(1)          Form of Indemnification Agreement.
    10.7(1)(14)      Form of Employment Agreement.
    10.8(1)          Form of Agreement with Scientific Strategy Team Members.
    10.9(1)          Form of Proprietary Information and Inventions
                     Agreement-Employees.
    10.10(1)         Form of Proprietary Information and Inventions
                     Agreement-Consultants.
    10.11(1)         Letter Agreements dated December 8, 1989, May 30, 1990, June
                     21, 1990, August 24, 1990 and July 22, 1991, between Shaman and National Institute of Allergy and Infectious Diseases.
    10.12(1)(13)     License Agreement dated February 8, 1990, between Shaman and
                     Dr. Michael Tempesta.
    10.13(1)(14)     Stock Purchase Agreement dated June 15, 1990, between Shaman and Lisa A. Conte.

     EXHIBIT NO.                             DESCRIPTION
    -------------                            -----------
    10.14(1)         Master Equipment Lease Agreement dated September 28, 1990, between Shaman and MMC/GATX Partnership No. I, with related schedules.
    10.15(1)         Series B Preferred Stock Warrants dated September 28, 1990 and June 28, 1991, issued to MMC/GATX Partnership No. I.
    10.16(1)(13)     License Agreement dated December 5, 1990, as amended January
                     19, 1992, between Shaman and the University of British
                     Columbia.
    10.17(1)         Master Equipment Lease Agreement dated December 26, 1990,
                     between Shaman and Lease Management Services, Inc.
    10.18(1)         Master Equipment Lease Agreement dated April 22, 1991,
                     between Shaman and Industrial Way I Limited Partnership.
    10.19(1)(13)     Contract Services Agreement dated May 23, 1991, February 1,
                     1992, February 4, 1992, September 23, 1992 and October 30,
                     1992, between Shaman and New Drug Services, Inc.
    10.20(1)(13)     License Agreement dated September 25, 1991, between Shaman and Inverni della Beffa SpA.
    10.21            Reserved.
    10.22(1)(13)     Master Clinical Trial Agreement dated September 30, 1991
                     between Shaman and International Drug Registration, Inc.
    10.23(1)         Series D Preferred Stock Warrant dated February 3, 1992,
                     issued to MMC/ GATX Partnership No. I.
    10.24(1)(13)     Supply Agreement dated June 1, 1992.
    10.25(1)(13)     Supply Agreement dated June 1, 1992.
    10.26(2)         Screening Agreement dated August 31, 1992, as amended June
                     2, 1993, between Shaman and Merck Research Laboratories.
    10.27(1)(13)     Agreement dated October 16, 1992, between Shaman and
                     International Medical Technical Consultants, Inc.
    10.28(5)(13)     Research Agreement dated October 21, 1992, as amended April
                     27, 1994, between Shaman and Eli Lilly and Company.
    10.29(1)         Registration Rights Agreement dated October 22, 1992, as
                     amended December 14, 1992, between Shaman and certain
                     holders of preferred stock of Shaman.
    10.30(1)         Industrial Lease Agreement dated January 1, 1993, between
                     Shaman and Grand/ Roebling Investment Company.
    10.31(1)         Three Party Agreement dated as of January 1, 1993, by and
                     among Berlex Laboratories, Inc., Shaman and Grand/Roebling
                     Investment Company.
    10.32(2)(13)     Letter Agreement dated March 1, 1993, between Shaman and
                     Lederle-Praxis Biologicals, Division of American Cynamide
                     Corporation.
    10.33(4)         Contract Service Agreements dated May 10, 1993, between
                     Shaman and R.C. Benson & Sons, Inc.
    10.34(4)(13)     Clinical Trial Agreement dated July 21, 1993, between Shaman and the University of Rochester.
    10.35(4)(13)     Letter Agreement dated August 24, 1993, between Shaman and
                     University of Michigan.
    10.36(4)(13)     Laboratory Services Agreement dated September 1, 1993,
                     between Shaman and Hazelton Washington, Inc.
    10.37(4)         Loan and Security Agreement dated September 27, 1993,
                     between Shaman and Household Commercial of California.

     EXHIBIT NO.                             DESCRIPTION
    -------------                            -----------
    10.38(4)         Master Equipment Lease Agreement dated September 30, 1993, between Shaman and MMC/GATX Partnership No. I, with related schedules.
    10.39(4)         Common Stock Warrant dated September 30, 1993, issued to
                     MMC/GATX Partnership No. I.
    10.40(4)         Common Stock Warrant dated October 5, 1993, issued to Meier
                     Mitchell & Co.
    10.41(6)(13)     Joint Research and Product Development Agreement, dated May
                     24, 1995, by and between Ono Pharmaceutical Co., Ltd. and
                     Registrant.
    10.41(a)(10)     Amendment Agreement, dated December 4, 1996, to the Joint
                     Research and Product Development Agreement by and between
                     Ono Pharmaceutical Co., Ltd. and Registrant.
    10.42(6)(13)     License Agreement, dated June 8, 1995, by and between Bayer
                     AG and Registrant.
    10.43(7)(13)     Development Agreement, dated January 11, 1996, by and
                     between Abbott Laboratories and Registrant.
    10.44(7)         Loan Agreement, dated October 20, 1995, by and between The
                     Daiwa Bank, Limited and Registrant.
    10.45(7)         Assignment and Assumption, dated February 2, 1996, between
                     The Daiwa Bank, Limited and The Sumitomo Bank, Limited.
    10.46(8)         Letter dated March 29, 1996 from The Sumitomo Bank, Limited to the Registrant amending the Loan Agreement dated October
                     20, 1995.
    10.47(9)(13)     Subscription Agreement dated July 25, 1996 by and between
                     the Registrant and Fletcher International Limited.
    10.48(10)(13)    Joint Research and Product Development and Commercialization
                     Agreement dated September 23, 1996, by and between Lipha,
                     Lyonnaise Industrielle Pharmaceutique s.a. and the
                     Registrant.
    10.49(10)(13)    Stock Purchase Agreement dated September 23, 1996, by and
                     between Lipha, Lyonnaise Industrielle Pharmaceutique s.a.
                     and the Registrant.
    10.50(11)(14)    Shaman Pharmaceuticals, Inc. 1992 Stock Option Plan (as
                     Amended and Restated on February 14, 1997).
    10.51(3)(14)     Form of Notice of Grant with Stock Option Agreement.
    10.52(3)(14)     Form of Addendum to Stock Option Agreement (Special Tax
                     Elections).
    10.53(3)(14)     Form of Addendum to Stock Option Agreement (Limited Stock
                     Appreciation Rights).
    10.54(11)(14)    Form of Non-Employee Director Automatic Stock Option
                     Agreement.
    10.55(12)        Masopracol License Agreement, dated as of March 19, 1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
    10.56(12)(13)    Amended and Restated Masopracol License Agreement, dated as
                     of April   , 1997, by and between Access Pharmaceuticals,
                     Inc. and the Registrant.
    10.57(12)        Loan and Security Agreement, dated as of May 7, 1997,
                     between MMC/GATX Partnership I and Registrant.
    10.57A(12)       Amendment No. 1 to Loan and Security Agreement, dated as of
                     June 30, 1997, by and between Registrant and MMC/GATX
                     Partnership No. I.
    10.58(12)        Secured Promissory Note, dated May 16, 1997, issued in favor of MMC/GATX Partnership No. I.
    10.59(12)        Warrant, granted May 7, 1997, in favor of MMC/GATX
                     Partnership No. I.

     EXHIBIT NO.                             DESCRIPTION
    -------------                            -----------
    10.60(12)        Amendment to Warrants, dated May 7, 1997, MMC/GATX
                     Partnership No. I and Registrant.
    10.61(12)        Engagement Agreement, dated April 7, 1997, by and between
                     Registrant and Diaz & Altschul Capital, LLC.
    10.62(12)        Amended Engagement Agreement, dated June 30, 1997, by and
                     between Registrant and Diaz & Altschul Capital, LLC.
    10.63(12)        Form of Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
    10.64**          Master Lease Agreement, dated September 15, 1997, between
                     Shaman and Transamerica Business Credit Corporation, with
                     related schedules.
    23.1*            Consent of Ernst & Young LLP, Independent Auditors.
    24.1*            Power of Attorney (included under the caption "Signatures").
    27*              Financial Data Schedule.

---------------
  * Filed herewith.

 ** Previously filed.

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

Dated: May   , 1998                       SHAMAN PHARMACEUTICALS, INC.

                                          By:       /s/ LISA A. CONTE
                                            ------------------------------------
                                                       Lisa A. Conte
                                             President, Chief Executive Officer
                                                and Chief Financial Officer

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

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

                 /s/ LISA A. CONTE                     President, Chief Executive         May   , 1998
---------------------------------------------------    Officer, Chief Financial
                   Lisa A. Conte                       Officer and Director (principal
                                                       executive and financial
                                                       officer)

                         *                             Director                           May   , 1998
---------------------------------------------------
                Adrian D.P. Bellamy

                         *                             Director                           May   , 1998
---------------------------------------------------
              Herbert H. McDade, Jr.

                         *                             Chairman of the Board              May   , 1998
---------------------------------------------------
                   G. Kirk Raab

                         *                             Director                           May   , 1998
---------------------------------------------------
                  M. David Titus

                         *                             Director                           May   , 1998
---------------------------------------------------
                   John A. Young

              *By: /s/ LISA A. CONTE
---------------------------------------------------
                   Lisa A. Conte
                (Attorney in fact)

                                 EXHIBIT INDEX

     EXHIBIT NO.                             DESCRIPTION
    -------------                            -----------
     3.1(12)         Restated Certificate of Incorporation, as filed with the
                     Delaware Secretary of State on June 3, 1997.
     3.2(9)          Amended and Restated By-Laws, as amended March 29, 1996.
     4.1(9)          Certificate of Designation of Preferences of Series A
                     Preferred Stock of the Registrant, as filed with the
                     Delaware Secretary of State on July 27, 1996.
    10.1(1)(14)      1990 Stock Option Plan, as amended.
    10.2(1)(14)      401(k) Plan.
    10.3(1)(14)      Form of Stock Purchase Agreement.
    10.4(1)          Form of Confidentiality Agreement-Employees & Consultants.
    10.5(1)          Form of Confidentiality Agreement-Strategic Planning.
    10.6(1)          Form of Indemnification Agreement.
    10.7(1)(14)      Form of Employment Agreement.
    10.8(1)          Form of Agreement with Scientific Strategy Team Members.
    10.9(1)          Form of Proprietary Information and Inventions
                     Agreement-Employees.
    10.10(1)         Form of Proprietary Information and Inventions
                     Agreement-Consultants.
    10.11(1)         Letter Agreements dated December 8, 1989, May 30, 1990, June
                     21, 1990, August 24, 1990 and July 22, 1991, between Shaman and National Institute of Allergy and Infectious Diseases.
    10.12(1)(13)     License Agreement dated February 8, 1990, between Shaman and
                     Dr. Michael Tempesta.
    10.13(1)(14)     Stock Purchase Agreement dated June 15, 1990, between Shaman and Lisa A. Conte.
    10.14(1)         Master Equipment Lease Agreement dated September 28, 1990, between Shaman and MMC/GATX Partnership No. I, with related schedules.
    10.15(1)         Series B Preferred Stock Warrants dated September 28, 1990 and June 28, 1991, issued to MMC/GATX Partnership No. I.
    10.16(1)(13)     License Agreement dated December 5, 1990, as amended January
                     19, 1992, between Shaman and the University of British
                     Columbia.
    10.17(1)         Master Equipment Lease Agreement dated December 26, 1990,
                     between Shaman and Lease Management Services, Inc.
    10.18(1)         Master Equipment Lease Agreement dated April 22, 1991,
                     between Shaman and Industrial Way I Limited Partnership.
    10.19(1)(13)     Contract Services Agreement dated May 23, 1991, February 1,
                     1992, February 4, 1992, September 23, 1992 and October 30,
                     1992, between Shaman and New Drug Services, Inc.
    10.20(1)(13)     License Agreement dated September 25, 1991, between Shaman and Inverni della Beffa SpA.
    10.21            Reserved.
    10.22(1)(13)     Master Clinical Trial Agreement dated September 30, 1991
                     between Shaman and International Drug Registration, Inc.
    10.23(1)         Series D Preferred Stock Warrant dated February 3, 1992,
                     issued to MMC/ GATX Partnership No. I.
    10.24(1)(13)     Supply Agreement dated June 1, 1992.
    10.25(1)(13)     Supply Agreement dated June 1, 1992.
    10.26(2)         Screening Agreement dated August 31, 1992, as amended June
                     2, 1993, between Shaman and Merck Research Laboratories.
    10.27(1)(13)     Agreement dated October 16, 1992, between Shaman and
                     International Medical Technical Consultants, Inc.
    10.28(5)(13)     Research Agreement dated October 21, 1992, as amended April
                     27, 1994, between Shaman and Eli Lilly and Company.
    10.29(1)         Registration Rights Agreement dated October 22, 1992, as
                     amended December 14, 1992, between Shaman and certain
                     holders of preferred stock of Shaman.
    10.30(1)         Industrial Lease Agreement dated January 1, 1993, between
                     Shaman and Grand/ Roebling Investment Company.
    10.31(1)         Three Party Agreement dated as of January 1, 1993, by and
                     among Berlex Laboratories, Inc., Shaman and Grand/Roebling
                     Investment Company.
    10.32(2)(13)     Letter Agreement dated March 1, 1993, between Shaman and
                     Lederle-Praxis Biologicals, Division of American Cynamide
                     Corporation.
    10.33(4)         Contract Service Agreements dated May 10, 1993, between
                     Shaman and R.C. Benson & Sons, Inc.
    10.34(4)(13)     Clinical Trial Agreement dated July 21, 1993, between Shaman and the University of Rochester.
    10.35(4)(13)     Letter Agreement dated August 24, 1993, between Shaman and
                     University of Michigan.
    10.36(4)(13)     Laboratory Services Agreement dated September 1, 1993,
                     between Shaman and Hazelton Washington, Inc.
    10.37(4)         Loan and Security Agreement dated September 27, 1993,
                     between Shaman and Household Commercial of California.

     EXHIBIT NO.                             DESCRIPTION
    -------------                            -----------
    10.38(4)         Master Equipment Lease Agreement dated September 30, 1993, between Shaman and MMC/GATX Partnership No. I, with related schedules.
    10.39(4)         Common Stock Warrant dated September 30, 1993, issued to
                     MMC/GATX Partnership No. I.
    10.40(4)         Common Stock Warrant dated October 5, 1993, issued to Meier
                     Mitchell & Co.
    10.41(6)(13)     Joint Research and Product Development Agreement, dated May
                     24, 1995, by and between Ono Pharmaceutical Co., Ltd. and
                     Registrant.
    10.41(a)(10)     Amendment Agreement, dated December 4, 1996, to the Joint
                     Research and Product Development Agreement by and between
                     Ono Pharmaceutical Co., Ltd. and Registrant.
    10.42(6)(13)     License Agreement, dated June 8, 1995, by and between Bayer
                     AG and Registrant.
    10.43(7)(13)     Development Agreement, dated January 11, 1996, by and
                     between Abbott Laboratories and Registrant.
    10.44(7)         Loan Agreement, dated October 20, 1995, by and between The
                     Daiwa Bank, Limited and Registrant.
    10.45(7)         Assignment and Assumption, dated February 2, 1996, between
                     The Daiwa Bank, Limited and The Sumitomo Bank, Limited.
    10.46(8)         Letter dated March 29, 1996 from The Sumitomo Bank, Limited to the Registrant amending the Loan Agreement dated October
                     20, 1995.
    10.47(9)(13)     Subscription Agreement dated July 25, 1996 by and between
                     the Registrant and Fletcher International Limited.
    10.48(10)(13)    Joint Research and Product Development and Commercialization
                     Agreement dated September 23, 1996, by and between Lipha,
                     Lyonnaise Industrielle Pharmaceutique s.a. and the
                     Registrant.
    10.49(10)(13)    Stock Purchase Agreement dated September 23, 1996, by and
                     between Lipha, Lyonnaise Industrielle Pharmaceutique s.a.
                     and the Registrant.
    10.50(11)(14)    Shaman Pharmaceuticals, Inc. 1992 Stock Option Plan (as
                     Amended and Restated on February 14, 1997).
    10.51(3)(14)     Form of Notice of Grant with Stock Option Agreement.
    10.52(3)(14)     Form of Addendum to Stock Option Agreement (Special Tax
                     Elections).
    10.53(3)(14)     Form of Addendum to Stock Option Agreement (Limited Stock
                     Appreciation Rights).
    10.54(11)(14)    Form of Non-Employee Director Automatic Stock Option
                     Agreement.
    10.55(12)        Masopracol License Agreement, dated as of March 19, 1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
    10.56(12)(13)    Amended and Restated Masopracol License Agreement, dated as
                     of April   , 1997, by and between Access Pharmaceuticals,
                     Inc. and the Registrant.
    10.57(12)        Loan and Security Agreement, dated as of May 7, 1997,
                     between MMC/GATX Partnership I and Registrant.
    10.57A(12)       Amendment No. 1 to Loan and Security Agreement, dated as of
                     June 30, 1997, by and between Registrant and MMC/GATX
                     Partnership No. I.
    10.58(12)        Secured Promissory Note, dated May 16, 1997, issued in favor of MMC/GATX Partnership No. I.
    10.59(12)        Warrant, granted May 7, 1997, in favor of MMC/GATX
                     Partnership No. I.

     EXHIBIT NO.                             DESCRIPTION
    -------------                            -----------
    10.60(12)        Amendment to Warrants, dated May 7, 1997, MMC/GATX
                     Partnership No. I and Registrant.
    10.61(12)        Engagement Agreement, dated April 7, 1997, by and between
                     Registrant and Diaz & Altschul Capital, LLC.
    10.62(12)        Amended Engagement Agreement, dated June 30, 1997, by and
                     between Registrant and Diaz & Altschul Capital, LLC.
    10.63(12)        Form of Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
    10.64**          Master Lease Agreement, dated September 15, 1997, between
                     Shaman and Transamerica Business Credit Corporation, with
                     related schedules.
    23.1*            Consent of Ernst & Young LLP, Independent Auditors.
    24.1*            Power of Attorney (included under the caption "Signatures").
    27*              Financial Data Schedule.

---------------
  * Filed herewith.

 ** Previously filed.

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