Form 10-K/A
period 1997-12-31
SHAMAN PHARMACEUTICALS INC
filed 1998-05-11
CIK 891933

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
    10.60(12)        Amendment to Warrants, dated May 7, 1997, MMC/GATX
                     Partnership No. I and Registrant.
    10.61(12)        Engagement Agreement, dated April 7, 1997, by and between
                     Registrant and Diaz & Altschul Capital, LLC.
    10.62(12)        Amended Engagement Agreement, dated June 30, 1997, by and
                     between Registrant and Diaz & Altschul Capital, LLC.
    10.63(12)        Form of Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
    10.64**          Master Lease Agreement, dated September 15, 1997, between
                     Shaman and Transamerica Business Credit Corporation, with
                     related schedules.
    23.1*            Consent of Ernst & Young LLP, Independent Auditors.
    24.1**           Power of Attorney (included under the caption "Signatures").
    27*              Financial Data Schedule.

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

Dated: May 6, 1998                        SHAMAN PHARMACEUTICALS, INC.

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

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

                 /s/ LISA A. CONTE                     President, Chief Executive         May 6, 1998
---------------------------------------------------    Officer, Chief Financial
                   Lisa A. Conte                       Officer and Director (principal
                                                       executive and financial
                                                       officer)

                         *                             Director                           May 6, 1998
---------------------------------------------------
                Adrian D.P. Bellamy

                         *                             Director                           May 6, 1998
---------------------------------------------------
              Herbert H. McDade, Jr.

                         *                             Chairman of the Board              May 6, 1998
---------------------------------------------------
                   G. Kirk Raab

                         *                             Director                           May 6, 1998
---------------------------------------------------
                  M. David Titus

                         *                             Director                           May 6, 1998
---------------------------------------------------
                   John A. Young

              *By: /s/ LISA A. CONTE
---------------------------------------------------
                   Lisa A. Conte
                (Attorney in fact)

                                 EXHIBIT INDEX

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
    EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                        PAGE
    --------------    -----------------------------------------------------------  ------------
     3.1(12)          Restated Certificate of Incorporation, as filed with the
                      Delaware Secretary of State on June 3, 1997.
     3.2(9)           Amended and Restated By-Laws, as amended March 29, 1996.
     4.1(9)           Certificate of Designation of Preferences of Series A
                      Preferred Stock of the Registrant, as filed with the
                      Delaware Secretary of State on July 27, 1996.
    10.1(1)(14)       1990 Stock Option Plan, as amended.
    10.2(1)(14)       401(k) Plan.
    10.3(1)(14)       Form of Stock Purchase Agreement.
    10.4(1)           Form of Confidentiality Agreement-Employees & Consultants.
    10.5(1)           Form of Confidentiality Agreement-Strategic Planning.
    10.6(1)           Form of Indemnification Agreement.
    10.7(1)(14)       Form of Employment Agreement.
    10.8(1)           Form of Agreement with Scientific Strategy Team Members.
    10.9(1)           Form of Proprietary Information and Inventions Agreement-
                      Employees.
    10.10(1)          Form of Proprietary Information and Inventions Agreement-
                      Consultants.
    10.11(1)          Letter Agreements dated December 8, 1989, May 30, 1990,
                      June 21, 1990, August 24, 1990 and July 22, 1991, between
                      Shaman and National Institute of Allergy and Infectious
                      Diseases.
    10.12(1)(13)      License Agreement dated February 8, 1990, between Shaman
                      and Dr. Michael Tempesta.
    10.13(1)(14)      Stock Purchase Agreement dated June 15, 1990, between
                      Shaman and Lisa A. Conte.
    10.14(1)          Master Equipment Lease Agreement dated September 28, 1990, between Shaman and MMC/GATX Partnership No. I, with related schedules.
    10.15(1)          Series B Preferred Stock Warrants dated September 28, 1990 and June 28, 1991, issued to MMC/GATX Partnership No. I.
    10.16(1)(13)      License Agreement dated December 5, 1990, as amended
                      January 19, 1992, between Shaman and the University of
                      British Columbia.
    10.17(1)          Master Equipment Lease Agreement dated December 26, 1990,
                      between Shaman and Lease Management Services, Inc.
    10.18(1)          Master Equipment Lease Agreement dated April 22, 1991,
                      between Shaman and Industrial Way I Limited Partnership.
    10.19(1)(13)      Contract Services Agreement dated May 23, 1991, February 1,
                      1992, February 4, 1992, September 23, 1992 and October 30,
                      1992, between Shaman and New Drug Services, Inc.
    10.20(1)(13)      License Agreement dated September 25, 1991, between Shaman and Inverni della Beffa SpA.
    10.21             Reserved.

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
    EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                        PAGE
    --------------    -----------------------------------------------------------  ------------
    10.22(1)(13)      Master Clinical Trial Agreement dated September 30, 1991
                      between Shaman and International Drug Registration, Inc.
    10.23(1)          Series D Preferred Stock Warrant dated February 3, 1992,
                      issued to MMC/GATX Partnership No. I.
    10.24(1)(13)      Supply Agreement dated June 1, 1992.
    10.25(1)(13)      Supply Agreement dated June 1, 1992.
    10.26(2)          Screening Agreement dated August 31, 1992, as amended June
                      2, 1993, between Shaman and Merck Research Laboratories.
    10.27(1)(13)      Agreement dated October 16, 1992, between Shaman and
                      International Medical Technical Consultants, Inc.
    10.28(5)(13)      Research Agreement dated October 21, 1992, as amended April
                      27, 1994, between Shaman and Eli Lilly and Company.
    10.29(1)          Registration Rights Agreement dated October 22, 1992, as
                      amended December 14, 1992, between Shaman and certain
                      holders of preferred stock of Shaman.
    10.30(1)          Industrial Lease Agreement dated January 1, 1993, between
                      Shaman and Grand/Roebling Investment Company.
    10.31(1)          Three Party Agreement dated as of January 1, 1993, by and
                      among Berlex Laboratories, Inc., Shaman and Grand/Roebling
                      Investment Company.
    10.32(2)(13)      Letter Agreement dated March 1, 1993, between Shaman and
                      Lederle-Praxis Biologicals, Division of American Cynamide
                      Corporation.
    10.33(4)          Contract Service Agreements dated May 10, 1993, between
                      Shaman and R.C. Benson & Sons, Inc.
    10.34(4)(13)      Clinical Trial Agreement dated July 21, 1993, between
                      Shaman and the University of Rochester.
    10.35(4)(13)      Letter Agreement dated August 24, 1993, between Shaman and
                      University of Michigan.
    10.36(4)(13)      Laboratory Services Agreement dated September 1, 1993,
                      between Shaman and Hazelton Washington, Inc.
    10.37(4)          Loan and Security Agreement dated September 27, 1993,
                      between Shaman and Household Commercial of California.
    10.38(4)          Master Equipment Lease Agreement dated September 30, 1993, between Shaman and MMC/GATX Partnership No. I, with related schedules.
    10.39(4)          Common Stock Warrant dated September 30, 1993, issued to
                      MMC/ GATX Partnership No. I.
    10.40(4)          Common Stock Warrant dated October 5, 1993, issued to Meier
                      Mitchell & Co.
    10.41(6)(13)      Joint Research and Product Development Agreement, dated May
                      24, 1995, by and between Ono Pharmaceutical Co., Ltd. and
                      Registrant.
    10.41(a)(10)      Amendment Agreement, dated December 4, 1996, to the Joint
                      Research and Product Development Agreement by and between
                      Ono Pharmaceutical Co., Ltd. and Registrant.

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
    EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                        PAGE
    --------------    -----------------------------------------------------------  ------------
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

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
    EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                        PAGE
    --------------    -----------------------------------------------------------  ------------
    10.61(12)         Engagement Agreement, dated April 7, 1997, by and between
                      Registrant and Diaz & Altschul Capital, LLC.
    10.62(12)         Amended Engagement Agreement, dated June 30, 1997, by and
                      between Registrant and Diaz & Altschul Capital, LLC.
    10.63(12)         Form of Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
    10.64**           Master Lease Agreement, dated September 15, 1997, between
                      Shaman and Transamerica Business Credit Corporation, with
                      related schedules.
    23.1*             Consent of Ernst & Young LLP, Independent Auditors.
    24.1**            Power of Attorney (included under the caption
                      "Signatures").
    27*               Financial Data Schedule.

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