Form 10-Q
period 1998-03-31
SHAMAN PHARMACEUTICALS INC
filed 1998-05-15
CIK 891933

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      Yes      X                     No

Number of shares of Common Stock, $.001 par value, outstanding as of April 30, 1998: 17,861,362

                    SHAMAN PHARMACEUTICALS, INC.

                         INDEX FOR FORM 10-Q

                           March 31, 1998

                                                                          PAGE
                                                                         NUMBER

PART I                FINANCIAL INFORMATION

Item 1.               Financial Statements and Notes

                      Condensed  Balance Sheets as of March 31, 1998          3
                      (Unaudited) and December 31, 1997

                      Condensed Statements of Operations for the              4
                      three months ended March 31, 1998 and March
                      31, 1997 (unaudited)

                      Condensed Statements of Cash Flows for the              5
                      three months ended March 31, 1998 and March
                      31, 1997 (unaudited)

                      Notes to Condensed Financial Statements                 6

Item 2.               Management's   Discussion   and   Analysis  of          8
                      Financial Condition and Results of Operations

Item 3.               Qualitative and Quantitative Disclosure About
                      Market Risk                                            11


PART II               OTHER INFORMATION

Item 1.               Legal Proceedings                                      25

Item 2.               Changes in Securities                                  25

Item 3.               Defaults in Senior Securities                          25

Item 4.               Submission  of Matters  to a Vote of  Security         25
                      Holders
Item 5.               Other Information                                      25

Item 6.               Exhibits and Reports on Form 8-K                       25


SIGNATURES                                                                   26


PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes

                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                   March 31,       December 31,
                                                     1998             1997
                                                 -----------       ------------
                                                 (Unaudited)
    ASSETS

Current assets:
   Cash and cash equivalents                   $   7,953,451      $  11,340,702
   Short-term investments                          6,245,679         10,079,943
   Amounts due from related parties                  179,447            192,551
   Prepaid expenses and other                        704,558            553,507
     current assets                            -------------      -------------

Total current assets                              15,083,135         22,166,703

Property and equipment, net                        3,597,846          3,972,140
Other assets                                         596,120            613,657
                                               -------------      -------------

Total assets                                   $  19,277,101      $  26,752,500
                                               =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIT)

Current liabilities:
   Accounts payable and other
      accrued expenses                         $   1,323,675      $     925,701
   Accrued clinical trial costs                    2,509,731          1,689,659
   Accrued professional fees                         726,056            718,625
   Accrued compensation                              836,929            368,272
   Advances - contract research                      289,855          1,133,605
   Current installments of long-term obligations   2,583,148          2,783,976
                                               -------------      -------------

Total current liabilities                          8,269,394          7,619,838

Long-term obligations, excluding
      current installments                         3,840,075          4,017,979
Senior convertible notes                          10,179,334          9,967,044

Stockholders' equity:
   Series A preferred stock                              400                400
   Common stock                                       17,861             17,796
   Additional paid-in capital                    117,451,608        117,164,524
   Deferred compensation and other
      adjustments                                    (82,663)          (124,910)
   Accumulated deficit                          (120,398,908)      (111,910,171)
                                               -------------      -------------
Total stockholders' equity (net capital deficit)  (3,011,702)         5,147,639
                                               -------------      -------------

Total liabilities and stockholders' equity
  (net capital deficit)                         $ 19,277,101       $ 26,752,500
                                               =============      =============


   NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to condensed financial statements.



                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                -------------------------------
                                                     1998              1997
                                                 ------------      ------------

 Revenue from collaborative agreements           $    875,000      $    875,000

 Operating expenses:
   Research and development                         7,513,098         6,015,368
   General and administrative                       1,276,111           991,099
                                                 ------------      ------------
 Total operating expenses                           8,789,209         7,006,467
                                                 ------------      ------------
 Loss from operation                               (7,914,209)       (6,131,467)

 Other income (expense):
   Interest income                                    232,368           251,112
   Interest expense                                  (806,896)         (101,394)
                                                 ------------      ------------
 Net loss                                        $ (8,488,737)     $ (5,981,749)
                                                 =============    =============
 Net loss per share                              $      (0.48)     $      (0.39)
                                                 =============    =============
 Shares used in calculation of
    net loss per share                             17,836,000        15,455,000
                                                 =============    =============




See Notes to condensed financial statements.


                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                               --------------------------------
                                                      1998              1997
                                                 -------------     -------------

Operating activities:

Net loss                                         $ (8,488,737)     $ (5,981,749)


Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                     650,912           557,663

    Loss on disposal of fixed assets                   26,593                --

    Payment of interest in Common Stock               288,563                --


Changes in operating assets and liabilities:

    Prepaid expenses, other current assets
      and other assets                               (120,410)          119,630

    Accounts payable, accrued expenses and
      contract research advances                      850,384        (1,066,941)
                                                 ------------      ------------
Net cash used in operating activities              (6,792,695)       (6,371,397)
                                                 ------------      ------------

Investing activities:

  Purchases of short-term investments              (1,999,049)       (1,024,373)

  Maturities of available-for-sale investments      4,959,136                --

  Sales of available-for-sale investments             899,007                --

  Capital expenditures                                (33,143)         (210,057)
                                                 ------------      ------------
Net cash provided (used in)by investing activities  3,825,951        (1,234,430)
                                                 ------------      ------------

Financing activities:

  Proceeds from issuance of Common Stock               12,225         8,112,127

  Principal payments on long-term obligations        (643,964)         (544,694)

  Proceeds from asset financing arrangements          211,232                --
                                                 ------------      ------------
Net cash provided (used in) by financing activities  (420,507)        7,567,433
                                                 ------------      ------------

Net decrease in cash and cash equivalents          (3,387,251)          (38,394)

Cash and cash equivalents at beginning of period   11,340,702        16,051,251
                                                 ------------      ------------
Cash and cash equivalents at end of period        $ 7,953,451      $ 16,012,857
                                                 ============      ============



See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)

1.    Basis of Presentation

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops of novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of Aids-associated and watery diarrhea in patients with AIDS and other watery diarrhea indications; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. Shaman maintains an active Type II diabetes research program which serves as the basis for its collaborations with Lipha s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

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

      This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on May 11, 1998.


2.    Loss per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. At March 31, 1998 and 1997, outstanding stock options and other stock equivalents are antidilutive.

3.    Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in the quarter ended March 31, 1998 did not have a material impact on the Company's net income or stockholders' equity.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for the financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments and disclosures.


4.    Subsequent Events

      Senior Convertible Notes

      In May 1998, persuant to the terms of the Senior Convertible Notes, a principal amount of $1.9 million was converted into a total of 472,861 shares of the Company's Common Stock. As a result of converting these notes, the Company's Senior Convertible Notes' balance has been reduced from $10.2 million, as of March 31, 1998, to $8.3 million. See "Liquidity and Capital Resources".

                          SHAMAN PHARMACEUTICALS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops of novel pharmaceutical products for major human diseases by isolating active compounds from tropical plants. The Company has three compounds in clinical development: Provir, an oral product for the treatment of Aids-associated and watery diarrhea in patients with AIDS and other watery diarrhea indications; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. Shaman maintains an active Type II diabetes research program which serves as the basis for its collaborations with Lipha s.a., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"), and with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan.

      The Company began operations in March 1990. To date, Shaman has not sold any products and does not anticipate receiving product revenue in the near future. The Company's accumulated deficit at March 31, 1998, was approximately $120.4 million. Shaman expects to continue to incur substantial and increasing losses over the next several years, due primarily to the expense of preclinical studies, clinical trials and its ongoing research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations could be substantial. Shaman has financed its research, development and administrative activities through various private and public equity financing, collaborative agreements with pharmaceutical companies and, to a lesser extent, through equipment and leasehold improvement lease financings.

Results of Operations for the Quarters Ended March 31, 1998 and 1997

     The Company recorded collaborative revenues of $875,000 for each of the quarters ended March 31, 1998 and 1997. Revenues for these three-month periods resulted from the Company's on-going research funding from Ono and research funding from Shaman's collaboration with Lipha/Merck. The Company expects that revenues from collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new product candidates are partnered for development and commercialization.

      The Company incurred research and development expenses of $7.5 million and $6.0 million for the quarters ended March 31, 1998 and 1997, respectively. This increase was primarily attributable to the Company's increased clinical development activities with respect to Provir. Research and development expenses are expected to increase in 1998 as the Company continues its clinical development activities with respect to Provir, other products continue through development, and the Company maintains its diabetes research program.

     General and administrative expenses were $1.3 million and $991,000 for the quarters ended March 31, 1998 and 1997, respectively. This increase was primarily attributable to increases in compensation and marketing research related to late stage clinical products, as well as additional legal dispute costs. The Company's expanded research and clinical activities are not expected to require commensurate increases in general and administrative support and expense.

      Interest income was $232,000 and $251,000 for the quarters ended March 31, 1998 and 1997, respectively. Interest income decreased for the period ended March 31, 1998, compared with the period ended March 31, 1997, due to lower average cash and investment balances as the Company continues to fund its operations. Interest expense was $807,000 and $101,000 for the quarters ended March 31, 1998 and 1997, respectively. Interest expense increased for the period ended March 31, 1998, compared with the period ended March 31, 1997 due to higher average debt balance and amoritzation of the non-cash interest expense of $266,000 in connection with certain debt financing.

Liquidity and Capital Resources

     As of March 31, 1998, the Company's cash, cash equivalents, and investments totaled approximately $14.2 million, compared with $21.4 million at December 31, 1997, with an average maturity of 2.3 months and 5.0 months, respectively. The Company invests excess cash according to its investment policy that provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

     In June 1997, the Company privately issued $10.4 million of senior convertible notes (the "1997 Private Placement"). The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at the Company's option. Initially, the notes are convertible into Common Stock of the Company at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price will not be less than $5.50 per share until November 7, 1997 (the "Fixed Conversion Period"). Thereafter, the notes are convertible into Common Stock of the Company at a 10% discount from the low trading price during a designated time period prior to the conversion. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC") for the resale of shares issued upon conversion of these notes, which registration statement was declared effective on August 29, 1997. In November 1997, a principal amount of $220,666 was converted into 55,102 shares of the Company's Common Stock. In May 1998, certain note holders converted a portion of their notes into the Company's Common Stock. See "Notes to Condensed Financial Statements -- Note 4. Subsequent Events".

     In March 1998, the Company and the purchasers of the Notes entered into an Amendment Agreement (the "Amendment Agreement") which extended the Fixed Conversion Period to March 31, 1998. As consideration for entering into the Amendment Agreement, the Company issued to the Selling Stockholders Warrants to purchase an aggregate of 137,500 shares of Common Stock. The Warrants are exercisable through March 18, 2001 at an exercise price of $7.50 per share. The Company has filed a registration statement with the SEC for the resale of shares issued upon exercise of the Warrants, which registration statement has not, as of the date of filing this Quarterly Report been declared effective.

     In May 1997, the Company obtained a $5.0 million, 36-month term loan to pay off pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development of the Company's existing product candidates. The loan carries an annual interest rate of 14.58% and is payable in equal monthly installments over the term of the loan. The lender was granted an exercise price of 10 year warrants to purchase 200,000 shares of the Company's Common Stock at $6.25 per share. The Company has attributed a value of $648,000 to these warrants. This amount has been recorded as a discount on the related debt and is being amortized as interest expense over the term of the loan.

     In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, the Company received an annual research fee of $1.5 million which was amortized to revenue over 12 months, as work was performed. The Company also received approximately $3.0 million for 388,918 shares of Common Stock priced at $7.71 per Common share, representing a 20% premium to the weighted average price of the Company's Stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono),

     Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's Common Stock at the time of purchase. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

     In July 1996, the Company closed a private placement (the "1996 Private Placement") pursuant to Regulation S under the Securities Act of 1933, as amended, in which it received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Convertible Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of the Company's Common Stock at an exercise price of $10.18 per share. The Preferred Stock does not carry a dividend obligation and will convert into Common Stock no later than July 23, 1999 at a price per share between $6.00 and $8.15, depending on the market value of the Company's Common Stock during the period prior to conversion. Holders of preferred shares are entitled to a liquidation preference of $8.15 per share. In addition to the sale of Preferred Stock and the warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, to sell up to 1,200,000 additional shares of Common Stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's Common Stock price at the time of sale. If the Company exercises this right, the investor has the option to increase the shares purchased by up to an aggregate of 527,500 shares.

      The Company expects to incur substantial additional costs relating to the continued preclinical and clinical testing of its products, regulatory activities and research and development programs. The Company anticipates that its cash, cash equivalents and investment balances of approximately $14.2 million at March 31, 1998, the collaborative revenue committed by Lipha/Merck, Lipha/Merck's commitment to purchase additional equity and Shaman's additional rights to sell Common Stock under the 1996 Private Placement will be adequate to fund operations, including payments due under long-term obligations, through the end of 1998. Milestone payments which may be received by the Company from Ono and Lipha/Merck would extend the Company's capacity to finance its operations beyond that time. However, there can be no assurance that these milestones will be achieved, or that additional funding, if needed, will be available on reasonable terms, or at all.


Future Outlook

     In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks and uncertainties include the fact that Shaman is still a relatively young company and has not yet completed a full cycle of development, regulatory approval and commercialization for any of its product candidates. The clinical and regulatory processes through which the Company's products must proceed are complex, uncertain and costly, and no assurance can be given regarding the timing of clinical or regulatory progress or that the Company will be successful in commercializing any of its product candidates. These development processes require substantial amounts of funding, and the Company is dependent on corporate partners and the equity markets to finance such efforts. Where access to funding is difficult, the Company's stockholders may face significant dilution, and the ability of the Company to proceed with its programs and plans may be significantly and adversely affected. Actions and advances by competitors may also significantly affect the Company's prospects, as may the existence of patents held by such competitors or potential competitors. In addition, there can be no assurance that any plants required by the Company will be indefinitely available or that any compounds derived from the plant material will result in protected proprietary rights for the Company.


Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

         Not Applicable.

Risk Factors

      This Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in Form 10-K/A for fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on May 11, 1998.

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

      History  of  Operating  Losses;  Products  Still  in  Development;  Future
Profitability Uncertain. Shaman was incorporated in 1989 and has experienced significant operating losses in each of its fiscal years since operations began. As of March 31, 1998, the Company's accumulated deficit was approximately $120.4 million. The Company has not generated any product revenues and expects to incur substantial operating losses over the next several years. All of Shaman's products and compounds are in research and development, which require substantial expenditures of funds. In order to generate revenues or profits, the Company, alone or with others, must successfully develop, test, obtain regulatory approval for and market its potential products. No assurance can be given that Shaman's product development efforts will be successful, that required regulatory approvals will be obtained, or that the products, if developed and introduced, will be successfully marketed or will achieve market acceptance.

     Future Capital Needs; Uncertainty of Additional Funding. As of March 31, 1998, the Company had cash, cash equivalents and investment balances of approximately

$14.2 million. The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative relationships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. In addition, Note Purchase Agreements entered into by the Company in connection with the 1997 Private Placement, provide that under certain circumstances, which include a failure to meet applicable NASD listing requirements, the Company would be required to redeem all or some portion of the $8.3 million principal due thereunder, which redemption could significantly accelerate the Company's cash expenditures and capital requirements beyond the levels currently anticipated, and would materially and adversely affect the Company's ability to conduct its business.

     The Company will need to seek additional funding through public or private equity or debt financings, collaborative arrangements or from other sources. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. In the event that additional funds are obtained through collaborative agreements, such agreements may require the company to relinquish rights to certain of its technologies, product candidates, products or marketing territories that the Company would otherwise seek to develop or commercialize itself. There can be no assurance that additional financing will be available on acceptable terms or at all. If adequate funds are not available, the Company is likely to be required to delay, scale back or eliminate one or more of its research, discovery or development programs or otherwise reduce its levels of expenditures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      The Company licensed the use of nikkomycin Z from Bayer AG in June 1995. Under the terms of this licensing agreement, the Company has paid Bayer an initial milestone payment and may be required, upon the occurrence of certain events, to make additional milestone payments and to pay royalties on any commercialized products derived from nikkomycin Z. The failure of the Company to pay these milestone payments or the termination of this license agreement could cause the Company to forfeit its rights to utilized nikkomycin Z and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertainty Regarding Patents and Proprietary Rights; Current Legal Proceedings Regarding Patents and Proprietary Rights. The Company's success will depend in large part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any issued patents will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to commercialize its products. The patent position of firms in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office (the "PTO") or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose the Company to differing risks of commercialization in each foreign country in which it may sell products. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patents of the Company.

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

     In the United States, the PTO has rendered judgment in an Interference declared between the Company's issued patent covering its specific proanthocyanidin polymer composition and certain claims of U.S. application corresponding to the granted European patent of Leon Cariel and the Institut des Substances Vegetales by Daniel Jean and Leon Cariel. Judgment was awarded to the Company. Since the period for appeal has passed, this judgment is now final.

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

     The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce the Company's patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. The Company may participate in interference proceedings that may in the future be declared by the U.S. PTO, which could result in substantial cost to the Company. There can be no assurance that the outcome of any such litigation or interference proceedings will be favorable to the Company or that the Company will be able to obtain licenses to technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost.

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

      Product Liability Exposure; Limited Insurance Coverage. The Company's business exposes it to potential product liability risks which are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical products. Product liability insurance for the pharmaceutical industry generally, which includes acts by third parties, including manufacturers of the Company's product candidates, is expensive. There can be no assurance that the Company's present product liability insurance coverage is adequate. Such existing coverage will not be adequate as the Company further develops its products, and no assurance can be given that adequate insurance coverage against all potential claims will be available in sufficient amounts or at a reasonable cost. Certain of the Company's development and manufacturing agreements contain insurance and indemnification provisions to which the Company could be held accountable for certain occurrences.

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

           None.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other information

           None.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.         Description
           -----------         -----------
            4.2                Form of Common Stock Purchase Warrant
           10.65               Amendment Agreement
           27                  Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1998.


                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 1998


                                        Shaman Pharmaceuticals, Inc.
                                        (Registrant)



                                        /s/   Lisa A. Conte
                                        __________________________
                                        Lisa A. Conte
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (on behalf of the Company and as
                                        principal executive officer & principal
                                        financial and accounting officer)

                                                                     Exhibit 4.2


                                     FORM OF
                          COMMON STOCK PURCHASE WARRANT

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE RESOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR AN OPINION OF COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED UNDER SAID ACT.

No. W-___                              Right to Purchase________shares of Common
                                       Stock of Shaman  Pharmaceuticals, Inc.


                          SHAMAN PHARMACEUTICALS, INC.

                          Common Stock Purchase Warrant


           SHAMAN PHARMACEUTICALS, INC., a Delaware corporation (the "Company"), hereby certifies that, for value received, _________________________________ or registered assigns (the "Holder"), is entitled, subject to the terms set forth below, to purchase from the Company at any time or from time to time after the date hereof, and before the Expiration Date (as hereinafter defined), ____________ fully paid and nonassessable shares of Common Stock at a purchase price per share equal to the Purchase Price (as hereinafter defined). Such number of shares of Common Stock and the Purchase Price are subject to adjustment as provided in this Warrant.

           As used herein the following terms, unless the context otherwise requires, have the following respective meanings:

           "Amendment Agreement" means the Amendment Agreement, dated as of March 18, 1998, by and between the Company and the original Holder of this Warrant.

           "Business Day" means a day on which the New York Stock Exchange is open for business for general trading of securities.

           "Closing Sale Price" means the closing sale price of the Common Stock on the principal securities market on which the Common Stock may at the time be listed or, if there have been no sales on any such exchange on such day, the average of the highest bid and lowest asked prices on the principal securities market at the end of such day, or, if on such day the Common Stock is not so listed, the average of the representative bid and asked prices quoted in the Nasdaq System as of 4:00 p.m., New York City time, or, if on such day the Common Stock is not quoted in the Nasdaq System, the average of the highest bid and lowest asked price on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

           "Common Stock" includes the Company's Common Stock, par value $.001 per share, as authorized on the date hereof, and any other securities into which or for which the Common Stock may be converted or exchanged pursuant to a plan of recapitalization, reorganization, merger, amalgamation, sale of assets or otherwise.

           "Company"   shall  include  Shaman  Pharmaceuticals,  Inc.   and  any
     corporation that shall succeed to or assume the obligation of Shaman Pharmaceuticals, Inc. hereunder in accordance with the terms hereof.

           "Exchange Act" means the Securities Exchange Act of 1934, as amended.

           "Expiration Date" means 5:00 p.m., San Francisco, California time on March 18, 2001.

           "Other Securities" means any stock (other than the Common Stock) and other securities of the Company or any other person (corporate or otherwise) which the Holder at any time shall be entitled to receive, or shall have received, on the exercise of this Warrant, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 4.

           "Purchase Price" shall mean $7.50, subject to adjustment as provided in this Warrant.

           "Securities  Act" means the  Securities  Act of 1933, as amended.

           1.   Exercise of Warrant.

           1.1 Exercise. (a) This Warrant may be exercised by the Holder in full or in part at any time or from time to time during the exercise period specified in the first paragraph hereof until the Expiration Date by surrender of this Warrant and the subscription form annexed hereto (duly executed by the Holder), to the Company, and by making payment, in cash or by certified or official bank check payable to the order of the Company, in the amount obtained by multiplying
(a) the number of shares of Common Stock designated by the Holder in the Subscription Form in the form attached hereto by (b) the Purchase Price then in effect. On any partial exercise, the Company will forthwith issue and deliver to or upon the order of the Holder a new Warrant or Warrants of like tenor, in the name of the Holder or as the Holder (upon payment by the Holder of any applicable transfer taxes) may request, providing in the aggregate on the face or faces thereof for the purchase of the number of shares of Common Stock for which such Warrant or Warrants may still be exercised.

           (b) Notwithstanding any other provision of this Warrant, in no event shall the Holder be entitled at any time to purchase a number of shares of Common Stock on exercise of this Warrant in excess of that number of shares upon purchase of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and any person whose beneficial ownership of shares of Common Stock would be aggregated with the Holder's beneficial ownership of shares of Common Stock for purposes of Section 13(d) of the Exchange Act and Regulation 13D-G thereunder (each such person other than the Holder an "Aggregated Person" and all such persons other than the Holder, collectively, the "Aggregated Persons") (other than shares of Common Stock deemed beneficially owned through the ownership of the unexercised portion of this Warrant and any of the Company's Senior Subordinated Convertible Notes by the Holder and any Aggregated Persons) and (2) the number of shares of Common Stock issuable upon exercise of the portion of this Warrant with respect to which the determination in this sentence is being made, would result in beneficial ownership by the Holder and all Aggregated Persons of more than 4.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and Regulation 13D-G thereunder, except as otherwise provided in clause (1) of the immediately preceding sentence. For purposes of the second preceding sentence, the Company shall be entitled to rely, and shall be fully protected in relying, on any statement or representation made by the Holder to the Company in connection with a particular exercise of this Warrant, without any obligation on the part of the Company to make any inquiry or investigation or to examine its records or the records of any transfer agent for the shares of Common Stock.

           1.2 Net Issuance. Notwithstanding anything to the contrary contained in Section 1.1, the Holder may elect to exercise this Warrant in whole or in part by receiving shares of Common Stock equal to the net issuance value (as determined below) of this Warrant, or any part hereof, upon surrender of this Warrant to the Company's transfer agent and registrar for the shares of Common Stock together with the subscription form annexed hereto (duly executed by the Holder), in which event the Company shall issue to the Holder a number of shares of Common Stock computed using the following formula:

           X = Y (A-B)
               -------
                 A

      Where:    X =  the  number of  shares  of Common  Stock to be
                     issued to the Holder

                Y = the number of shares of Common Stock as to which this Warrant is to be exercised

                A = the current fair market value of one share of Common Stock calculated as of the last trading day immediately preceding the exercise of this Warrant

                B =  the Purchase Price

           As used herein, current fair market value of one share of Common Stock as of a specified date shall mean the arithmetic average of the Closing Sale Price over a period of five consecutive Business Days consisting of the day as of which the current fair market value of one share of Common Stock is being determined (or if such day is not a Business Day, the Business Day next preceding such day) and the four consecutive Business Days prior to such day. If on the date for which current fair market value is to be determined the Common Stock is not listed on any securities exchange or quoted in the Nasdaq System or the over-the-counter market, the current fair market value of one share of Common Stock shall be the highest price per share which the Company could then obtain from a willing buyer (not a current employee or director) for Common Stock sold by the Company, from authorized but unissued shares, as determined in good faith by the Board of Directors of the Company, unless prior to such date the Company has become subject to a merger, acquisition, amalgamation or consolidation pursuant to which the Company is not the surviving party, in which case the current fair market value of one share of Common Stock shall be deemed to be the value received by the holders of the shares of Common Stock for each share pursuant to the Company's acquisition.

           2. Delivery of Stock Certificates, etc., on Exercise. As soon as practicable after the exercise of this Warrant, and in any event within three Business Days thereafter, the Company at its expense (including the payment by it of any applicable issue or stamp taxes) will cause to be issued in the name of and delivered to the Holder, or as the Holder (upon payment by the Holder of any applicable transfer taxes) may direct, a certificate or certificates for the number of fully paid and nonassessable shares of Common Stock (or Other Securities) to which the Holder shall be entitled on such exercise, in such denominations as may be requested by the Holder, plus, in lieu of any fractional share to which the Holder would otherwise be entitled, cash equal to such fraction multiplied by the then current fair market value (as determined in accordance with subsection 1.2) of one full share, together with any other stock or other securities any property (including cash, where applicable) to which the Holder is entitled upon such exercise pursuant to Section 1 or otherwise. Upon exercise of this Warrant as provided herein, the Company's obligation to issue and deliver the certificates for shares of Common Stock shall be absolute and unconditional, irrespective of the absence of any action by the Holder to enforce the same, any waiver or consent with respect to any provision thereof, the recovery of any judgment against any person or any action to enforce the same, any failure or delay in the enforcement of any other obligation of the Company to the Holder, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder of any obligation to the Company or any violation or alleged violation of law by the Holder or any other person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with such exercise; provided, however, that nothing herein shall limit or prejudice the right of the Company to pursue any such claim in any other manner permitted by applicable law. If the Company fails to issue and deliver the certificates for the shares of Common Stock to the Holder pursuant to the first sentence of this paragraph as and when required to do so, in addition to any other liabilities the Company may have hereunder and under applicable law, the Company shall pay or reimburse the Holder on demand for all out-of-pocket expenses including, without limitation, fees and expenses of legal counsel, incurred by the Holder as a result of such failure and in connection with enforcement by the Holder of its rights under this Warrant.

           3. Adjustment for Dividends in Other Stock, Property, etc.; Reclassification, etc. In case at any time or from time to time, all the holders of Common Stock (or Other Securities) shall have received, or (on or after the record date fixed for the determination of stockholders eligible to receive) shall have become entitled to receive, without payment therefor,

           (a) other or additional stock or other securities or property (other than cash) by way of dividend, or

           (b) any cash (excluding cash dividends payable solely out of earnings or earned surplus of the Company), or

           (c) other or additional stock or other securities or property (including cash) by way of spin-off, split-up, reclassification, recapitalization, combination of shares or similar corporate rearrangement, other than additional shares of Common Stock (or Other Securities) issued as a stock dividend or in a stock-split (adjustments in respect of which are provided for in Section 5), then and in each such case the Holder, on the exercise hereof as provided in Section 1, shall be entitled to receive the amount of stock and other securities and property (including cash in the cases referred to in subdivisions (b) and (c) of this Section 3) which the Holder would hold on the date of such exercise if on the date of the event listed in subdivisions (a) through (c) the Holder had been the holder of record of the number of shares of Common Stock called for on the face of this Warrant and had thereafter, during the period from the date of the event listed in subdivisions (a) through (c) to and including the date of such exercise, retained such shares and all such other or additional stock and other securities and property (including cash in the case referred to in subdivisions (b) and (c) of this Section 3) receivable by the Holder as aforesaid during such period, giving effect to all adjustments called for during such period by Section 4.

           4. Exercise upon Reorganization, Consolidation, Merger, etc. In case at any time or from time to time, the Company shall (a) effect a reorganization,
(b) consolidate or amalgamate with or merge into any other person, or (c) transfer all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company, then, in each such case, as a condition of such reorganization, consolidation, amalgamation, merger, sale or conveyance, the Company shall give at least 30 days notice to the Holder of such pending transaction whereby the
Holder shall have the right to exercise this Warrant prior to any such reorganization, consolidation, amalgamation, merger, sale or conveyance. Any exercise of this Warrant pursuant to notice under this Section shall be conditioned upon the closing of such reorganization, consolidation, amalgamation, merger, sale or conveyance which is the subject of the notice and the exercise of this Warrant shall not be deemed to have occurred until immediately prior to the closing of such transaction.

           5. Adjustment for Extraordinary Events. In the event that the Company shall (i) issue additional shares of Common Stock as a dividend or other distribution on outstanding shares of Common Stock, (ii) subdivide or reclassify its outstanding shares of Common Stock, or (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock, then, in each such event, the Purchase Price shall, simultaneously with the happening of such event, be adjusted by multiplying the Purchase Price in effect immediately prior to such event by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such event, and the product so obtained shall thereafter be the Purchase Price then in effect. The Purchase Price, as so adjusted, shall be readjusted in the same manner upon the happening of any successive event or events described herein in this Section 5. The Holder shall thereafter, on the exercise hereof as provided in Section 1, be entitled to receive that number of shares of Common Stock determined by multiplying the number of shares of Common Stock which would be issuable on such exercise immediately prior to such issuance by a fraction of which (i) the numerator is the Purchase Price in effect immediately prior to such issuance and (ii) the denominator is the Purchase Price in effect on the date of such exercise.

           6. Further Assurances. The Company will take all action that may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of stock, free from all taxes, liens and charges with respect to the issue thereof, on the exercise of all or any portion of this Warrant from time to time outstanding.

           7.   Notices of Record Date, etc.  In the event of

           (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend on, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, or

           (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all of the assets of the Company to or consolidation, amalgamation or merger of the Company with or into any other person, or

           (c)  any   voluntary   or    involuntary    dissolution,
      liquidation or winding-up of the Company,

then and in each such event the Company will mail or cause to be mailed to the Holder, at least ten days prior to such record date, a notice specifying (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right, (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, amalgamation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of shares of Common Stock (or Other Securities) shall be entitled to exchange their shares of Common Stock (or Other Securities) for securities or other property deliverable on such reorganization, reclassification, recapitalization, transfer, consolidation, amalgamation, merger, dissolution, liquidation or winding-up, and (iii) the amount and character of any stock or other securities, or rights or options with respect thereto, proposed to be issued or granted, the date of such proposed issue or grant and the persons or class of persons to whom such proposed issue or grant is to be offered or made. Such notice shall also state that the action in question or the record date is subject to the effectiveness of a registration statement under the Securities Act or a favorable vote of stockholders if either is required. Such notice shall be mailed at least ten days prior to the date specified in such notice on which any such action is to be taken or the record date, whichever is earlier.

           8. Reservation of Shares, etc., Issuable on Exercise of Warrants. The Company will at all times reserve and keep available out of its authorized but unissued shares of capital stock, solely for issuance and delivery on the exercise of this Warrant, a sufficient number of shares of Common Stock (or Other Securities) to effect the full exercise of this Warrant and the exercise, conversion or exchange of any other warrant or security of the Company exercisable for, convertible into, exchangeable for or otherwise entitling the holder to acquire shares of Common Stock (or Other Securities), and if at any time the number of authorized but unissued shares of Common Stock (or Other Securities) shall not be sufficient to effect such exercise, conversion or exchange, the Company shall take such action as may be necessary to increase its authorized but unissued shares of Common Stock (or Other Securities) to such number as shall be sufficient for such purposes.

           9. Transfer of Warrant. This Warrant shall inure to the benefit of the successors to and assigns of the Holder. This Warrant and all rights hereunder, in whole or in part, are registrable at the office or agency of the Company referred to below by the Holder hereof in person or by his duly authorized attorney, upon surrender of this Warrant properly endorsed.

           10. Register of Warrants. The Company shall maintain, at the principal office of the Company (or such other office as it may designate by notice to the Holder hereof), a register in which the Company shall record the name and address of the person in whose name this Warrant has been issued, as well as the name and address of each successor and prior owner of such Warrant. The Company shall be entitled to treat the person in whose name this Warrant is so registered as the sole and absolute owner of this Warrant for all purposes.

           11. Exchange of Warrant. This Warrant is exchangeable, upon the surrender hereof by the Holder at the office or agency of the Company referred to in Section 10, for one or more new Warrants of like tenor representing in the aggregate the right to subscribe for and purchase the number of shares of Common Stock which may be subscribed for and purchased hereunder, each of such new Warrants to represent the right to subscribe for and purchase such number of shares as shall be designated by the Holder at the time of such surrender.

           12. Replacement of Warrant. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of any such loss, theft or destruction of this Warrant, on delivery of an indemnity agreement or security reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, on surrender and cancellation of this Warrant, the Company at its expense will execute and deliver, in lieu thereof, a new Warrant of like tenor.

           13. Warrant Agent. The Company may, by written notice to the Holder, appoint an agent having an office in the United States of America for the purpose of exercising this Warrant pursuant to Section 1, exchanging this Warrant pursuant to Section 11, and replacing this Warrant pursuant to Section 12, and thereafter any such exercise, exchange or replacement, as the case may be, shall be made at such office by such agent.

           14. Remedies. The Company stipulates that the remedies at law of the Holder in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Warrant are not and will not be adequate, and that such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof or otherwise.

           15. No Rights or Liabilities as a Stockholder. This Warrant shall not entitle the Holder to any voting rights or other rights as a stockholder of the Company. No provision of this Warrant, in the absence of affirmative action by the Holder to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the Holder, shall give rise to any liability of the Holder for the Purchase Price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

           16. Notices, etc. All notices and other communications from the Company to the registered Holder shall be in writing and shall be mailed by first class certified mail, postage prepaid, at such address as may have been furnished to the Company in writing by the Holder or at the address shown for the Holder on the register of Warrants referred to in Section 10.

           17. Transfer Restrictions. By acceptance of this Warrant, the Holder represents to the Company that (x) this Warrant is being acquired for the Holder's own account and for the purpose of investment and not with a view to, or for sale in connection with, the distribution hereof, nor with any present intention of distributing or selling this Warrant and (y) the shares of Common Stock (or Other Securities) issuable upon exercise of this Warrant will be acquired only for the Holder's own account for investment and the Holder has no intention of making any distribution, within the meaning of the Securities Act, of such shares of Common Stock (or Other Securities) except in compliance with the registration requirements of the Securities Act or pursuant to an exemption therefrom. The Holder acknowledges and agrees that this Warrant and, except as otherwise provided in the Amendment Agreement, the shares of Common Stock (or Other Securities) issuable upon exercise of this Warrant (if any) have not been (and at the time of acquisition by the Holder, will not have been or will not
be), registered under the Securities Act or under the securities laws of any state, in reliance upon certain exemptive provisions of such statutes. The Holder further recognizes and acknowledges that because this Warrant and, except as provided in the Amendment Agreement, the shares of Common Stock (or Other Securities) issuable upon exercise of this Warrant (if any) are unregistered, they may not be eligible for resale, and may only be resold in the future pursuant to an effective registration statement under the Securities Act and any applicable state securities laws, or pursuant to a valid exemption from such registration requirements. Unless the shares of Common Stock (or Other Securities) issuable upon exercise of this Warrant have theretofore been registered for resale under the Securities Act, the Company may require, as a condition to the issuance of shares of Common Stock (or Other Securities) upon the exercise of this Warrant (i) in the case of an exercise in accordance with
Section 1.1 hereof, a confirmation as of the date of exercise of the Holder's representations pursuant to this Section 17, or (ii) in the case of an exercise in accordance with Section 1.2 hereof, an opinion of counsel reasonably satisfactory to the Company that the shares of Common Stock (or Other Securities) to be issued upon such exercise may be issued without registration under the Securities Act.

           18. Legend. Unless theretofore registered for resale under the Securities Act, each certificate for shares of Common Stock (or Other Securities) issued upon exercise of this Warrant shall bear the following legend:

      The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended. The securities have been acquired for investment and may not be resold, transferred or assigned in the absence of an effective registration statement for the securities under the Securities Act of 1933, as amended, or an opinion of counsel that registration is not required under said Act.

           19. Miscellaneous. This Warrant and any terms hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Warrant shall be construed and enforced in accordance with and governed by the internal laws of the State of New York. The headings in this Warrant are for purposes of reference only, and shall not limit or otherwise affect any of the terms hereof. The invalidity or unenforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision.

           IN WITNESS WHEREOF, the Company has caused this Warrant to be executed on its behalf by one of its officers thereunto duly authorized.

Dated:                            SHAMAN PHARMACEUTICALS, INC.



                                       By:

                                       Title:

                              FORM OF SUBSCRIPTION

                          SHAMAN PHARMACEUTICALS, INC.

                   (To be signed only on exercise of Warrant)

TO:   SHAMAN PHARMACEUTICALS, INC.,
      213 East Grand Avenue
      South San Francisco, California 94080

      Attention:

      1. The undersigned Holder of the attached original, executed Warrant hereby elects to exercise its purchase right under such Warrant with respect to ______________ shares of Common Stock, as defined in the Warrant, of Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Company").

      2.   The undersigned Holder (check one):

   o (a) elects to pay the aggregate purchase price for such shares of Common Stock (the "Exercise Shares")(i) by lawful money of the United States or the enclosed certified or official bank check payable in United States dollars to t he order of the Company in t he amount of $___________, or (ii) by wire transfer of United States funds to the account of the Company in the amount of $____________, which transfer has been made before or simultaneously with the delivery of this Form of Subscription pursuant to the instructions of the Company;

      or

   o (b) elects to receive shares of Common Stock having a value equal to the value of the Warrant calculated in accordance with Section 1.2 of the Warrant.

      3. Please issue a stock certificate or certificates representing the appropriate number of shares of Common Stock in the name of the undersigned or in such other names as is specified below:

      4. The undersigned Holder hereby represents to the Company that the exercise of the Warrant elected hereby does not violate Section 1.1(b) of the Warrant.



      Name:         _____________________________________

      Address:      _____________________________________

                    _____________________________________

Dated:____________ ___, ____      ____________________________
                                  (Signature must conform to name
                                  of Holder as  specified  on the
                                  face of the Warrant)

                                  ----------------------------

                                  ----------------------------
                                          (Address)

                                                                   EXHIBIT 10.65


                               AMENDMENT AGREEMENT

           THIS AMENDMENT AGREEMENT, dated as of March 18, 1998 (this "Agreement"), by and between SHAMAN PHARMACEUTICALS, INC., a Delaware corporation (the "Company"), and the undersigned holders of the Company's Senior Subordinated Convertible Notes (each, a "Holder" and collectively, the "Holders").

                              W I T N E S S E T H:

           WHEREAS, the Company and each Holder are parties to a Note Purchase Agreement, dated as of June 30, 1997 (each, a "Note Purchase Agreement"), pursuant to which the Company issued to the respective Holder a Senior Subordinated Convertible Note (each, a "Note" and collectively, the "Notes"), the outstanding principal amounts of which are set forth on the signature pages of this Agreement; and

           WHEREAS, the Company and each Holder wish to amend such Holder's Note upon the terms and subject to the conditions of this Agreement;

           NOW THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

           1.   Amendments of Notes.  On the Effective Date:

           (a) the definition of the term "Conversion Price" in Section 7.1(b) of each Note shall be amended by deleting the existing definition in its entirety and substituting in lieu thereof the following:

           "Conversion Price" means on any date the Computed Price for such date; provided, however, that during the period from the Issuance Date to and including March 31, 1998 in no event shall the Conversion Price be less than $5.50 (subject to equitable adjustment from time to time on terms reasonably acceptable to the Majority Holders for (i) stock splits,
      (ii) stock dividends,  (iii) combinations,  (iv) capital  reorganizations,
      (v) issuance to all holders of Common Stock of rights or warrants to purchase shares of Common Stock at a price per share less than the Trading Price which would otherwise be applicable, (vi) the distribution by the Company to all holders of Common Stock of evidences of indebtedness of the Company or cash (other than regular quarterly cash dividends), (vii) tender offers by the Company or any subsidiary of the Company or other repurchases of shares of Common Stock in one or more transactions which, individually or in the aggregate, result in the purchase of more than 10% of the Common Stock outstanding and (viii) similar events relating to the Common Stock, in each such case which occur on or after the Execution
      Date) regardless of the Conversion Price otherwise determined in accordance with the terms of this Note; provided further, however, that, if at any time (x) an Event of Default shall have occurred or (y) at any time on or after November 21, 1997 there shall occur any material adverse change or any material adverse development in the business, properties, operations, condition (financial or other), results of operations or prospects of the Company (provided that a decline in the market price of the Company's Common Stock price shall not, in and of itself, constitute such a material adverse change or material adverse development under clause (y) above), then from and after the date of occurrence of an event or change referred to in such clause (x) or clause (y), the Conversion Price shall be determined without regard to the first proviso to this definition.

           (b) The definition of the term "Maximum Share Amount" in each Note shall be amended by changing the respective figure therein for the Note registered in the name of each Holder listed below to be as follows:

      Name of Registered Holder                 New Maximum Share Amount
      ----------------------------              ------------------------

      Delta Opportunity Fund, Ltd.                     1,042,036

      Diaz & Altschul Group, LLC                         128,251

      Nelson Partners                                    521,019

      Olympus Securities, Ltd.                           521,019

      Omicron Partners, LP                               804,548

      OTATO Limited Partnership                          192,376

      Overbrook Fund I, LLC                              128,251

; provided, however, that if the Nasdaq determines that the issuance of shares of Common Stock upon exercise of the Warrants (as defined herein) need not be integrated with the issuance of shares of Common Stock upon conversion of, and in payment of interest on, the Notes for purposes of Rule 4460(i) of the Nasdaq (or any successor, replacement or similar provision), then the definition of the term Maximum Share Amount shall have the meaning originally provided in each Note. Upon the request of any Holder, the Company shall seek such determination from Nasdaq.

           2. Warrants. (a) On the Effective Date, the Company shall issue to each Holder Common Stock Purchase Warrants in the form attached hereto as Exhibit A (the "Warrants"), entitling the holders thereof to purchase the respective numbers of shares of Common Stock set forth opposite their names below:

      Holder                                           Number
      ----------------------------                     ------

      Delta Opportunity Fund, Ltd.                     43,900

      Diaz & Altschul Group, LLC                        5,403

      Nelson Partners                                  21,950

      Olympus Securities, Ltd.                         21,950

      Omicron Partners, LP                             30,789

      OTATO Limited Partnership                         8,105

      Overbrook Fund I, LLC                             5,403

           (b) On or before the Filing Date, the Company will file with the SEC a Registration Statement on Form S-3 (the "Warrant Share Registration Statement") relating to the resale by each Holder of the shares of Common Stock issued or issuable upon exercise of the Warrants (the "Warrant Shares") and shall thereafter use its best efforts to obtain SEC effectiveness of the Warrant Share Registration Statement as promptly as possible after such filing. As used herein, "Filing Date" means the earlier of (i) March 31, 1998 and (ii) the date which is 15 Business Days after the date on which the arithmetic average of the Market Price of the Common Stock for five consecutive Trading Days shall have been at least equal to 90% of the Purchase Price (as defined in the Warrants) in effect at such time. The Warrant Share Registration Statement shall otherwise be subject in all respects to the provisions of Section 8 of each Holder's Note Purchase Agreement as if the Warrant Share Registration Statement were the Registration Statement.

           (c) Nasdaq Listing. Promptly after the Effective Date, the Company will file with Nasdaq an application or other document required by Nasdaq for the listing of the Warrant Shares with Nasdaq and shall provide evidence of such filing to each Holder.

           3.   Representations,  Warranties,  Covenants,  Etc.  of the Company.

           The Company represents and warrants to each Holder that the following matters are true and correct on the date of execution and delivery of this Agreement and will be true and correct on the Effective Date, and the Company covenants and agrees with each Holder as follows:

           (a) Organization and Authority. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to (i) own, lease and operate its properties and to carry on its business as described in the SEC Reports and as currently conducted, and (ii) to execute, deliver and perform its obligations under this Agreement, the Warrants and the other Transaction Documents, and to consummate the transactions contemplated hereby and thereby.

           (b) Concerning the Warrant Shares. The Warrant Shares have been duly authorized and, when issued upon exercise of the Warrants, will be duly and validly issued, fully paid and non-assessable and will not subject the holder thereof to personal liability by reason of being such holder. The holders of outstanding shares of capital stock of the Company are not entitled to preemptive or other rights to subscribe for the Warrants or the Warrant Shares.

The Company has duly reserved 137,500 shares of Common Stock as the Warrant Shares, and such shares shall remain so reserved, and the Company shall from time to time reserve such additional shares of Common Stock as shall be required to be reserved pursuant to the Warrants, so long as the Warrants are outstanding. The Common Stock is listed for trading on Nasdaq and no suspension of trading in the Common Stock is in effect. The Company knows of no reason why the Warrant Shares will not be eligible for listing on Nasdaq.

           (c) Corporate Authorization. This Agreement, the Warrants and the other Transaction Documents have been duly and validly authorized by the Company; this Agreement has been duly executed and delivered by the Company and, assuming due execution and delivery by each Holder, this Agreement is, and the Warrants will be, when executed and delivered by the Company, valid and binding obligations of the Company enforceable in accordance with their respective terms, except as the enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws now or hereafter in effect relating to or affecting creditors' rights generally and general principles of equity, regardless of whether enforcement is considered in a proceeding in equity or at law.

           (d) Non-contravention. The execution and delivery of this Agreement and the Warrants by the Company and the consummation by the Company of the issuance of the Warrants and the Warrant Shares and the other transactions contemplated by this Agreement and the Warrants do not and will not, with or without the giving of notice or the lapse of time, or both, (i) result in any violation of any provision of the certificate of incorporation or by-laws of the Company, (ii) conflict with or result in a breach by the Company of any of the terms or provisions of, or constitute a default under, or result in the modification of, or result in the creation or imposition of any lien, security interest, charge or encumbrance upon any of the properties or assets of the Company pursuant to, any indenture, mortgage, deed of trust or other agreement or instrument to which the Company is a party or by which the Company or any of its properties or assets are bound or affected which would have a material adverse effect on the business, properties, operations, condition (financial or other), results of operations or prospects of the Company or (iii) violate or contravene any applicable law, rule or regulation or any applicable decree, judgment or order of any court, United States federal or state regulatory body, administrative agency or other governmental body having jurisdiction over the Company or any of its properties or assets which would have a material adverse effect on the business, properties, operations, condition (financial or other), results of operations or prospects of the Company or (iv) have any material adverse effect on any permit, certification, registration, approval, consent, license or franchise necessary for the Company to own or lease and operate any of its properties and to conduct any of its business or the ability of the Company to make use thereof.

           (e) Approvals. No authorization, approval or consent of, or filing with, any court, governmental body, regulatory agency, self-regulatory organization, or stock exchange or market or the stockholders of the Company is required to be obtained or made by the Company in connection with the execution, delivery and performance of this Agreement and the Warrants and the issuance and sale of the Warrants and the Warrant Shares as contemplated by this Agreement and the terms of the Warrants, other than (1) listing of the Warrant Shares on Nasdaq, (2) registration of the resale of the Warrant Shares under the 1933 Act as contemplated by Section 2(b) and (3) as may be required under applicable state securities or "blue sky" laws.

           4.   Representations,  Warranties,  Covenants,  Etc.  of the Holders.

           Each Holder severally and not jointly represents and severally and not jointly warrants to, and covenants and agrees with, the Company as follows:

           (a) Purchase for Investment; Circumstances of Offer. Such Holder is acquiring the Warrants to be issued to such Holder for its own account for investment and not with a view towards the public sale or distribution thereof; any Warrant Shares acquired by such Holder will be acquired only for its own account for investment; and such Holder has no intention of making any distribution, within the meaning of the 1933 Act, of Warrant Shares except in compliance with the registration requirements of the 1933 Act or pursuant to an exemption therefrom;

           (b) Accredited Investor. Such Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D by reason of Rule 501(a)(3) thereof;

           (c) Reoffers and Resales. The Buyer will not, directly or indirectly, offer, sell, pledge, transfer or otherwise dispose of (or solicit any offers to buy, purchase or otherwise acquire or take a pledge of) any of such Holder's Warrants or Warrant Shares unless registered under the 1933 Act and the rules and regulations promulgated thereunder or pursuant to an exemption from registration;

           (d) Company Reliance. Such Holder understands that the Warrants to be issued to such Holder are being offered and issued, the Warrant Shares issuable upon exercise of such Warrants are being offered and, upon exercise of the Warrants to be issued to such Holder, the Warrant Shares issued upon exercise of such Warrants will be sold in reliance on one or more exemptions from the registration requirements of the 1933 Act, including, without limitation, Regulation D, and exemptions from state securities laws and that the Company is relying upon the truth and accuracy of, and such Holder's compliance with, the representations, warranties, agreements, acknowledgments and understandings of such Holder set forth herein in order to determine the availability of such exemptions and the eligibility of such Holder to acquire such Warrants and Warrant Shares;

           (e) Information Provided. Such Holder and its advisors have requested, received and considered all information relating to the business, properties, operations, condition (financial or other), results of operations and prospects of the Company and information relating to the offer and issuance of the Warrants to be issued to such Holder and the offer and, upon exercise of such Warrants, sale of the Warrant Shares issuable upon exercise of such Warrants deemed relevant by them; such Holder and its advisors have been afforded the opportunity to ask questions of the Company concerning the terms of such Warrants and Warrant Shares and the business, properties, operations, condition (financial or other), results of operations and prospects of the Company and have received satisfactory answers to any such inquiries; without limiting the generality of the foregoing, such Holder has had the opportunity to obtain and to review the SEC Reports; such Holder has, in connection with its decision to acquire the Warrants to be issued to such Holder, relied solely upon the SEC Reports, the representations, warranties, covenants and agreements of the Company set forth in this Agreement and to be contained in the Warrants, as well as any investigation of the Company completed by such Holder or its advisors; and such Holder understands that its investment in the Securities involves a high degree of risk;

           (f) Absence of Approvals. Such Holder understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Warrants to be issued to such Holder;

           (g) Agreement. Such Holder has all requisite power and authority, corporate or otherwise, to execute, deliver and perform its obligations under this Agreement and to consummate the transactions contemplated hereby; and this Agreement has been duly and validly authorized, duly executed and delivered by such Holder and, assuming due execution and delivery by the Company, is a valid and binding agreement of such Holder enforceable in accordance with its terms, except as the enforceability hereof may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws now or hereafter in effect relating to or affecting creditors' rights generally and general principles of equity, regardless of whether enforcement is considered in a proceeding in equity or at law; and

           (h) Buyer Status. Such Holder is not a "broker" or "dealer" as those terms are defined in the 1934 Act which is required to be registered with the SEC pursuant to Section 15 of the 1934 Act.

           5. Limitation on Certain Actions. During the period from the date of this Agreement to March 31, 1998 the Company shall not offer, sell, contract to sell or issue (or engage any person to assist the Company in taking any such action) any equity securities or securities convertible into, exchangeable for, or otherwise entitling the holder to acquire, any Common Stock at a price below the market price of the Common Stock provided, however, that nothing in this
Section 5 shall prohibit the Company from offering, selling or issuing (or engaging a person to assist the Company in taking such action) securities (x) pursuant to compensation plans for employees, directors, officers, advisers or consultants of the Company and in accordance with the terms of such plans as in effect as of the date of this Agreement, (y) upon exercise of conversion, exchange, purchase or similar rights issued, granted or given by the Company and outstanding as of the date of this Agreement or (z) pursuant to a public offering made directly by the Company on a basis similar to the offerings made pursuant to the 1997 Registration Statements or underwritten on a firm commitment basis and, in each case, registered under the 1933 Act; and provided further, however, that nothing in this Section 5 shall prohibit the Company from offering or engaging a person to assist the Company in offering equity securities or securities convertible into, exchangeable for, or otherwise entitling the holder to acquire, any Common Stock at a price below the market price of the Common Stock in a single such transaction.

           6. Effect of Amendment. From and after the Effective Date, (a) the rights and obligations of the Company and each Holder with respect to such Holder's Note set forth in such Holder's Note Purchase Agreement and Note and in the Security Agreement, the Transfer Agent Agreement and all other agreements, documents and instruments contemplated hereby and thereby (collectively, the "Transaction Documents") shall apply with full force and effect to such

Holder's Note as amended hereby and (b) the Transaction Documents shall be deemed amended hereby such that all applicable references therein to such Holder's Note shall refer to such Holder's Note as amended hereby.

           7. Effectiveness of this Agreement. This Agreement shall become effective on the date and time when the following shall have occurred (the "Effective Date"):

           (a) counterparts of this Agreement shall have been executed and delivered by the Company and each Holder;

           (b) the Company shall have issued to each Holder the number of Warrants provided in Section 3 hereof;

           (c) the conditions to the Company's obligations set forth in Section 7 shall have been satisfied or waived by theCompany; and

           (d) the  conditions  to the  obligations  of the Holders set forth in
Section 8 shall have been satisfied or waived by the Holders.

           8. Conditions to the Company's Obligation. The Company's obligations under this Agreement are conditioned upon satisfaction of the following conditions precedent on or before the Effective Date (any one or more of which may be waived by the Company in its sole discretion):

           (a) On the Effective Date, no legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement; and

           (b) The representations and warranties of each Holder contained in this Agreement shall have been true and correct on the date of this Agreement and shall be true and correct on the Effective Date as if given on and as of the Effective Date (except for representations given as of a specific date which representations shall be true and correct as of such date), and on or before the Effective Date each Holder shall have performed all covenants and agreements of such Holder contained herein required to be performed by such Holder on or before the Effective Date.

           9. Conditions to the Holder's Obligation. The several obligations of the Holders under this Agreement are conditioned upon satisfaction of the following conditions precedent for all Holders on or before the Effective Date (any one or more of which may be waived by such Holder in its sole discretion):

           (a) On the Effective Date, no legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement;

           (b) The representations and warranties of the Company contained in this Agreement shall have been true and correct on the date of this Agreement and, except for the approvals referred to in clause (3) of Section 3(e), which shall have been obtained, shall be true and correct on the Effective Date as if given on and as of the Effective Date (except for representations given as of a specific date which representations shall be true and correct as of such date), and on or before the Effective Date the Company shall have performed all covenants and agreements of the Company contained herein required to be performed by the Company on or before the Effective Date; and

           (c) No event which, (1) would constitute an Event of Default under any Note or, with the giving of notice or the passage of time or both, would constitute an Event of Default under any Note shall have occurred and be continuing or (2) would constitute a Repurchase Event under any Note or, with the giving of notice or the lapse of time, or both, would constitute a Repurchase Event under any Note shall have occurred and be continuing.

           10. Confirmation of Agreements. Except as amended by this Agreement, the Notes and the other Transaction Documents shall remain in full force and effect in accordance with their respective terms.

           11.  Miscellaneous.

           (a) Capitalized terms used in this Agreement and defined herein shall have the respective meanings provided herein. Capitalized terms used in this Agreement and not otherwise defined in this Agreement shall have the respective meanings provided in the Notes and, if not defined in the Notes, the Note Purchase Agreements.

           (b) This Agreement shall be construed and interpreted in accordance with the laws of the State of New York.

           (c) This Agreement may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which counterparts when so executed and delivered, shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument. This Agreement may be executed and delivered by a party by a telephone line facsimile transmission bearing a signature on behalf of such party transmitted by such party to the other party.

           (d) Section and paragraph headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

           (e) Any provision of this Agreement that is prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or non-authorization without invalidating the remaining provisions hereof or affecting the validity, enforceability or legality of such provision in any other jurisdiction.

           (f) No amendment or waiver of any provision of this Agreement shall in any event be effective unless the same shall be in writing and signed by the party to be charged with enforcement thereof and any such waiver shall be effective only in the specific instance and for the specific purpose for which given. No failure on the part of any party to exercise, and no delay in exercising, any right under this Agreement shall operate as a waiver thereof by such party. No single or partial exercise of any right under this Agreement shall preclude any other or further exercise thereof or the exercise of any other right.

           IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Agreement as of the date first above written.

                                  SHAMAN PHARMACEUTICALS, INC.


                                  By:/s/   Lisa A. Conte
                                  ________________________
                                  Name:   Lisa A. Conte
                                  Title:  President & CEO



$3,250,000.00                     DELTA OPPORTUNITY FUND, LTD.


                                  By:/s/   Keith R. Bish
                                  ________________________
                                  Name:   Keith R. Bish
                                  Title:  Director



  $400,000.00                     DIAZ & ALTSCHUL GROUP, LLC


                                  By:/s/   Arthur G. Altschul, Jr.
                                  ________________________________
                                  Name:   Arthur G. Altschul, Jr.
                                  Title:



$1,625,000.00                     NELSON PARTNERS


                                  By:/s/   Anne Dupuy
                                  ________________________
                                  Name:   Anne Dupuy
                                  Title:  Oficer



$1,625,000.00                     OLYMPUS SECURITIES, LTD.


                                  By:/s/   Anne Dupuy
                                  ________________________
                                  Name:   Anne Dupuy
                                  Title:  Director

$2,279,334.06                     OMICRON PARTNERS, LP


                                  By:/s/   Anthony L.M. Inder Rieden
                                  ___________________________________
                                  Name:   Anthony L.M. Inder Rieden
                                  Title:  Director of General Partner



$  600,000.00                     OTATO LIMITED PARTNERSHIP


                                  By:/s/   Richard M. Cayne
                                  __________________________
                                  Name:   Richard M. Cayne
                                  Title:  General Counsel



  $400,000.00                     OVERBROOK FUND I, LLC


                                  By:/s/   Arthur G. Altschul, Jr.
                                  ________________________________
                                  Name:   Arthur G. Altschul, Jr.
                                  Title: