Form 10-K/A
period 1997-12-31
SHAMAN PHARMACEUTICALS INC
filed 1998-05-28
CIK 891933

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

     The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock with voting rights, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock with voting rights. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

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

 2. COLLABORATIVE RELATIONSHIPS

     In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, the Company received an annual research fee of $1.5 million which was amortized to revenue over twelve months as the work was performed. The Company also received approximately $3 million for 388,918 shares of common stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's common stock at the time of purchase. The research payments are recognized as revenue ratably as the related costs are incurred by the Company in the performance of its obligations to perform certain research and clinical trial activities. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. Preclinical and clinical milestone payments will be recognized as revenue as certain preclinical hurdles are met and as certain phases of the clinical trials and the FDA approval process are completed. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

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

                          SHAMAN PHARMACEUTICALS, INC.

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
    10.60(12)        Amendment to Warrants, dated May 7, 1997, MMC/GATX
                     Partnership No. I and Registrant.
    10.61(12)        Engagement Agreement, dated April 7, 1997, by and between
                     Registrant and Diaz & Altschul Capital, LLC.
    10.62(12)        Amended Engagement Agreement, dated June 30, 1997, by and
                     between Registrant and Diaz & Altschul Capital, LLC.
    10.63(12)        Form of Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
    10.64**          Master Lease Agreement, dated September 15, 1997, between
                     Shaman and Transamerica Business Credit Corporation, with
                     related schedules.
    23.1*            Consent of Ernst & Young LLP, Independent Auditors.
    24.1**           Power of Attorney (included under the caption "Signatures").
    27**             Financial Data Schedule.

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

Dated: May 26, 1998                       SHAMAN PHARMACEUTICALS, INC.

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

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

                 /s/ LISA A. CONTE                     President, Chief Executive      May 26, 1998
---------------------------------------------------    Officer, Chief Financial
                   Lisa A. Conte                       Officer and Director
                                                       (principal executive and
                                                       financial officer)

                         *                             Director                        May 26, 1998
---------------------------------------------------
                Adrian D.P. Bellamy

                         *                             Director                        May 26, 1998
---------------------------------------------------
              Herbert H. McDade, Jr.

                         *                             Chairman of the Board           May 26, 1998
---------------------------------------------------
                   G. Kirk Raab

                         *                             Director                        May 26, 1998
---------------------------------------------------
                  M. David Titus

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

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
    EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                        PAGE
    --------------    -----------------------------------------------------------  ------------
    10.61(12)         Engagement Agreement, dated April 7, 1997, by and between
                      Registrant and Diaz & Altschul Capital, LLC.
    10.62(12)         Amended Engagement Agreement, dated June 30, 1997, by and
                      between Registrant and Diaz & Altschul Capital, LLC.
    10.63(12)         Form of Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
    10.64**           Master Lease Agreement, dated September 15, 1997, between
                      Shaman and Transamerica Business Credit Corporation, with
                      related schedules.
    23.1*             Consent of Ernst & Young LLP, Independent Auditors.
    24.1**            Power of Attorney (included under the caption
                      "Signatures").
    27**              Financial Data Schedule.

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