Form 10-Q/A
period 1998-03-31
SHAMAN PHARMACEUTICALS INC
filed 1998-05-28
CIK 891933

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

      This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on May 28, 1998.


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

Results of Operations for the Quarters Ended March 31, 1998 and 1997

     The Company recorded collaborative revenues of $875,000 for each of the quarters ended March 31, 1998 and 1997. Revenues for these three-month periods resulted from the Company's on-going research funding from Ono and research funding from Shaman's collaboration with Lipha/Merck. The Company expects that revenues from collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new product candidates are partnered for development and commercialization. In May 1998, the Company's collaborative agreement with Ono expired under the original terms of the agreement and was not renewed.

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

     In March 1998, the Company and the purchasers of the Notes entered into an Amendment Agreement (the "Amendment Agreement") which extended the Fixed Conversion Period to March 31, 1998. The Amendment Agreement was entered into in order to avoid conversion of the Notes at a price that would be unduly dilutive to the Company's existing Stockholders. As consideration for entering into the Amendment Agreement, the Company issued to the Selling Stockholders Warrants to purchase an aggregate of 137,500 shares of Common Stock. The Warrants are exercisable through March 18, 2001 at an exercise price of $7.50 per share. The Company has filed a registration statement with the SEC for the resale of shares issued upon exercise of the Warrants, which registration statement has not, as of the date of filing this Quarterly Report been declared effective.

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


Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

         Not Applicable.

Risk Factors

      This Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in Form 10-K/A for fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on May 28, 1998.

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

     Future Capital Needs; Uncertainty of Additional Funding. As of March 31, 1998, the Company had cash, cash equivalents and investment balances of approximately

$14.2 million. The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative relationships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. In addition, Note Purchase Agreements entered into by the Company in connection with the 1997 Private Placement, provide that under certain circumstances, which include a failure to meet applicable NASD listing requirements, the Company would be required to redeem all or some portion of the $8.3 million principal due thereunder as of May 15, 1998, which redemption could significantly accelerate the Company's cash expenditures and capital requirements beyond the levels currently anticipated, and would materially and adversely affect the Company's ability to conduct its business.

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

           None.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other information

           None.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.         Description
           -----------         -----------
            4.2*               Form of Common Stock Purchase Warrant
           10.65*              Amendment Agreement
           27*                 Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

---------------------------
*  Previously filed

                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 28, 1998


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