Form 10-Q/A
period 1998-03-31
SHAMAN PHARMACEUTICALS INC
filed 1998-07-09
CIK 891933

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


4.    Subsequent Events

      Senior Convertible Notes

      In May 1998, pursuant to the terms of the Senior Convertible Notes, a principal amount of $1.9 million was converted into a total of 472,861 shares of the Company's Common Stock. As a result of converting these notes, the Company's Senior Convertible Notes' balance has been reduced from $10.2 million, as of March 31, 1998, to $8.3 million. See "Liquidity and Capital Resources".

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

Results of Operations for the Quarters Ended March 31, 1998 and 1997

     The Company recorded collaborative revenues of $875,000 for each of the quarters ended March 31, 1998 and 1997. Revenues for these three-month periods resulted from the Company's on-going research funding from Ono and research funding from Shaman's collaboration with Lipha/Merck. The Company expects that revenues from collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new product candidates are partnered for development and commercialization. In May 1998, the Company's collaborative agreement with Ono expired under the original terms of the agreement ("The Agreement") and was not renewed. Although the ongoing research funding period under The Agreement may have expired, the Company and Ono continue to have contractual obligations for the potential payment of milestones and royalties.

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

     Future Capital Needs; Uncertainty of Additional Funding. As of March 31, 1998, the Company had cash, cash equivalents and investment balances of approximately

$14.2 million. The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative relationships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. In addition, Note Purchase Agreements entered into by the Company in connection with the 1997 Private Placement, provide that under certain circumstances, which include a failure to meet applicable stock market or exchange listing requirements, the Company would be required to redeem all or some portion of the $8.1 million principal due thereunder as of May 31, 1998, which redemption could significantly accelerate the Company's cash expenditures and capital requirements beyond the levels currently anticipated, and would materially and adversely affect the Company's ability to conduct its business.

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

     Dependence on Collaborative Relationships. The Company's research and development efforts in its diabetes program and, to a lesser extent, in its other programs, have been dependent upon its arrangements with Lipha/Merck and Ono and their funding for research and development efforts thereunder. As such ongoing research and development funding from Ono has ended, the Company must rely on continue funding from Lipha/Merck or milestone payments from products developed by either Ono or Lipha/Merck, if any, or must seek new collaborations to provide further funding for its diabetes program. There can be no assurance that any significant revenues will ultimately be derived from such agreements.

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

     Dilution. Dilution may occur upon the exercise of outstanding options and warrants, including the Warrants, and upon conversion of the Notes and if issued, the Series B Preferred. Stockholders may also suffer additional dilutions if the Company exercises its right to put additional shares of its Common Stock to Fletcher International Limited, pursuant to its agreements with such investor.

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

Dated:  July 9, 1998


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