Form 10-Q
period 1998-06-30
SHAMAN PHARMACEUTICALS INC
filed 1998-08-14
CIK 891933

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                      Yes               X                No

Number of shares of Common Stock, $.001 par value, outstanding as of July 31, 1998: 18,982,978

                    SHAMAN PHARMACEUTICALS, INC.

                         INDEX FOR FORM 10-Q

                            June 30, 1998

                                                                          PAGE
                                                                         NUMBER

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements and Notes

                   Condensed  Balance  Sheets as of June 30,  1998
                   (unaudited) and December 31, 1997                       3

                   Condensed Statements of Operations for the
                   three and six months ended June 30, 1998 and
                   June 30, 1997 (unaudited)                               4

                   Condensed Statements of Cash Flows for the six
                   months ended June 30, 1998 and June 30, 1997
                   (unaudited)                                             5

                   Notes to Condensed Financial Statements                 6

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           9

Item 3.            Qualitative and  Quantitative  Disclosure About
                   Market Risk                                            13


PART II            OTHER INFORMATION

Item 1.            Legal Proceedings                                      28

Item 2.            Changes in Securities                                  28

Item 3.            Defaults in Senior Securities                          28

Item 4.            Submission of Matters to a Vote of Security Holders    28

Item 5.            Other Information                                      29

Item 6.            Exhibits and Reports on Form 8-K                       29


SIGNATURES                                                                30


PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes

                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


                                                    June 30,      December 31,
                                                      1998            1997
                                                  ------------   ------------
                                                  (Unaudited)
    ASSETS

    Current assets:
       Cash and cash equivalents                $     950,375   $  11,340,702
       Short-term investments                       4,254,174      10,079,943
       Amounts  due from related parties              466,348         192,551
       Prepaid expenses and other current assets      680,513         553,507
                                                 ------------   -------------
    Total current assets                            6,351,410      22,166,703

      Property and equipment, net                   3,459,314       3,972,140
      Other assets                                    646,179         613,657
                                                 ------------    ------------

    Total assets                                $  10,456,903   $  26,752,500
                                                  ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    (NET CAPITAL DEFICIENCY)

    Current liabilities:
       Accounts payable and other accrued
         expenses                               $   1,437,052   $     925,701
       Accrued clinical trial costs                 2,757,390       1,689,659
       Accrued professional fees                    1,014,113         718,625
       Accrued compensation                           424,396         368,272
       Advances - contract research                   343,750       1,133,605
       Current installments of long-term            2,598,243       2,783,976
         obligations                             ------------    ------------

    Total current liabilities                       8,574,944       7,619,838

    Long-term obligations, excluding current
       installments                                 3,694,056       4,017,979
    Senior convertible notes                        7,868,349       9,967,044

    Stockholders' equity:
       Series A preferred stock                           400             400
       Common stock                                    18,471          17,796
       Additional paid-in capital                 120,957,665     117,164,524
       Deferred compensation and other
         adjustments                               (1,094,296)       (124,910)
       Accumulated deficit                       (129,562,686)   (111,910,171)
                                                 -------------   -------------

    Total stockholders' equity (net capital
       deficiency)                                 (9,680,446)      5,147,639
                                                  ------------   ------------

    Total liabilities and stockholders' equity
    (net capital deficiency)                    $  10,456,903   $  26,752,500
                                                 ============    ============


   NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to condensed financial statements.




                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                              1998          1997           1998         1997
                           ---------     ---------      ---------    ----------

Revenue from
   collaborative
     agreements          $   849,855    $  875,000    $ 1,724,855   $ 1,750,000

Operating expenses:
   Research and
      development          8,226,889     5,537,830     15,739,987    11,553,198
   General and
      administrative       1,407,509     1,718,247      2,683,620     2,709,346
                         -----------   -----------    -----------   -----------

Total operating expenses   9,634,398     7,256,077     18,423,607    14,262,544
                         -----------    -----------    -----------   -----------

Loss from operations      (8,784,543)   (6,381,077)   (16,698,752)  (12,512,544)

Other income (expense):
   Interest income           124,510       303,628        356,878       554,740
   Interest expense         (503,745)     (178,989)    (1,310,641)     (280,383)
                         -----------   -----------    -----------   -----------

Net loss                 $(9,163,778)  $(6,256,438)  $(17,652,515) $(12,238,187)
                         ===========   ===========    ===========   ===========

Net loss per share       $     (0.50)  $     (0.36)  $      (0.98) $      (0.75)
                         ===========   ===========    ===========   ===========

Shares used in calculation of
   net loss per share     18,153,000    17,263,000     17,994,000    16,359,000
                         ===========   ===========    ===========   ===========




  See Notes to condensed financial statements.



                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                               --------------------------------
                                                   1998                1997
                                               -------------      -------------

Operating activities:

Net loss                                      $ (17,652,515)     $ (12,238,190)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                    714,488            904,104
    Amortization of warrants and deferred
       equity costs                                 349,237            114,227
    Loss on disposal of fixed assets                 19,834                  -
    Payment of interest in Common Stock             455,959                  -

Changes in operating assets and liabilities:

    Prepaid expenses, other current assets
       and other assets                            (433,325)           408,302
    Accounts payable, accrued expenses and
       contract research advances                 1,124,668           (314,910)
                                               -------------      -------------

Net cash used in operating activities           (15,421,654)       (11,126,467)
                                               -------------      -------------


Investing activities:

  Purchases of available-for-sale investments    (1,999,049)        (5,051,129)
  Maturities of available-for-sale
     investments                                  5,048,516            986,097
  Sales of available-for-sale investments         2,805,510                  -
  Capital expenditures                             (221,496)          (543,908)
                                               -------------      -------------

Net cash provided by (used in) investing
activities                                        5,633,481         (4,608,940)
                                              -------------       -------------


Financing activities:

  Proceeds from issuance of Common Stock             14,545         15,898,557
  Principal payments on long-term
     obligations                                 (1,127,822)        (2,100,348)
  Proceeds from issuance of long-term
     obligations                                          -          5,000,000
  Proceeds from asset financing
     arrangements                                   511,123                  -
                                               ------------       -------------

Net cash provided by (used in) financing
     activities                                    (602,154)        18,798,209
                                               -------------      -------------
Net increase (decrease) in cash and cash
    equivalents                                 (10,390,327)         3,062,802
Cash and cash equivalents at beginning of
     period                                      11,340,702         16,051,251
                                              -------------      -------------
Cash and cash equivalents at end of period    $     950,375      $  19,114,053
                                              =============      =============



See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)

1.    Basis of Presentation

      Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for the treatment of human diseases and their symptoms through the isolation and optimization of active compounds found in tropical plants with a history of medicinal use. The Company has three product candidates in clinical development: SP-303/Provir, an oral product for the treatment of diarrhea in people with AIDS and other watery diarrhea indications; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. Shaman maintains an active Type II diabetes research program which serves as the basis for its collaboration with Lipha S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck").

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

      This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on May 28, 1998.

2.    Series B Convertible Preferred Stock Financing

      In June 1998, the Company entered into Stock Purchase Agreements (the "Stock Agreements") with certain of its stockholders (the "Buyers") pursuant to which the Company acquired the right to sell to the Buyers, subject to certain conditions and in one or two tranches closing no later than February 28, 1999, up to an aggregate of 7,000 shares of the Company's Series B Custom Convertible Preferred Stock (the "Series B Preferred Stock") for an aggregate purchase price of $7,000,000. The Stock Agreements became effective on June 22, 1998 (the "Effective Date") but will be terminated upon the closing of the Series C Convertible Preferred Stock Financing. See Note 5 - Subsequent Event.

      As consideration for entering into the Stock Agreements, the Company issued to the Buyers on the Effective Date warrants (the "June Warrants") to purchase an aggregate of 350,000 shares of Common Stock. The June Warrants are exercisable for a period of five years after the Effective Date at an exercise price per share equal to 115% of the average trading price of the Common Stock during the specified measurement periods. The June Warrants provide for adjustment of the number of shares of Common Stock issuable upon exercise thereof, including upon the distribution of certain dividends, or upon the division or combination of the Company's Common Stock. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC") for the resale of shares issued upon exercise of the June Warrants, which registration statement was declared effective on July 10, 1998. The Company has attributed a value of $1.0 million to these June Warrants. This amount has been recorded as a deferred interest expense and is being amortized monthly over five years.

3.    Loss per Share

      Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. At June 30, 1998 and 1997, outstanding stock options and other stock equivalents are antidilutive.

4.    Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components including unrealized gains or losses on available-for-sale securities; however, adoption in the quarter and six months ended June 30, 1998 did not have a material impact on the Company's net income or stockholders' equity.

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

5.    Subsequent Event

      Series C Convertible Preferred Stock Financing

     In August 1998, the Company filed a registration statement with the SEC for a public offering of a minimum of 140,000 ("the Minimum") and a maximum of 200,000 (the "Maximum") shares of Series C Convertible Preferred Stock for gross proceeds of a minimum of $14.0 million and a maximum of $20.0 million (the "1998 Public Offering"). Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends paid semi-annually each year to the holders of record of such shares as follows: (i) a stock-on-stock dividend of $10.00 per annum, paid in arrears, in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10 trading day period ending three trading days prior to the date on which the dividend is paid); plus (ii) a cash amount equaling 0.00005% of the Company's United States net sales, if any, for the preceding two calendar quarters of its SP-303/Provir product for the treatment of diarrhea (equivalent to a 7% royalty for the Minimum and a 10% royalty for the Maximum of the aggregate shares of Series C Preferred Stock) less $5.00 (the value of the semi-annual stock dividend). If, under Delaware law, the Company is unable to pay the cash amount of the Dividends, then the cash portion of the Dividends shall be payable in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10 day trading period ending three trading days prior to the date on which the dividend is paid). Each share shall be convertible at any time commencing on the date on which any shares of Series C Preferred Stock were first issued and continuing for a period of 30 days thereafter, and again commencing 12 months after such initial issuance date at the election of each holder, and automatically on the sixth anniversary of the initial issuance date into greater of (i) 16.6667 shares of Common Stock or
(ii) such number of shares of Common Stock as equals $100 divided by 85% of the average closing price of the Common Stock reported by the Nasdaq Stock Market for the 10 trading day period ending three trading days prior to the date of conversion. The registration statement was declared effective by the Securities and Exchange Commission on August 14, 1998.

                          SHAMAN PHARMACEUTICALS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") discovers and develops novel pharmaceutical products for the treatment of human diseases and their symptoms through the isolation and optimization of active compounds found in tropical plants with a history of medicinal use. The Company has three product candidates in clinical development: SP-303/Provir, an oral product for the treatment of diarrhea in people with AIDS and other watery diarrhea indications; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. Shaman maintains an active Type II diabetes research program which serves as the basis for its collaboration with Lipha/Merck.

      The Company began operations in March 1990. To date, Shaman has not sold any products. However, the Company's lead compound, SP-303/Provir is currently in a Phase III human clinical trial for the treatment of diarrhea in people with AIDS. If the results of this trial (which is currently over 85% enrolled) are positive, the Company expects to file an NDA for commercial approval of SP-303/Provir in early 1999. With a fast track designation from the FDA for the indication of diarrhea in people with AIDS, the Company is preparing for potential product launch in the second half of 1999 and intends to retain U.S. marketing rights to this product. The Company's accumulated deficit at June 30, 1998, was approximately $129.6 million. Since its inception, Shaman has financed it research, development and administrative activities through various private and public equity financings, loan and debt financings, and collaborative agreements with pharmaceutical companies and, to a lesser extent, through equipment and leasehold improvement lease financings.

Results  of  Operations  for the Six Months  Ended June 30, 1998 and 1997

      The Company recorded collaborative revenues of $850,000 and $875,000 for the quarters ended June 30, 1998 and 1997, respectively, and $1,725,000 and $1,750,000 for the six months ended June 30, 1998 and 1997, respectively. Revenues for the quarter and six months ended June 30, 1998 resulted from the Company's on-going research funding from Shaman's collaboration with Lipha/Merck and research funding from Ono Pharmaceutical Co., Ltd. of Osaka, Japan ("Ono") through May 1998. Revenues for the quarter and six months ended June 30, 1997 resulted from the Company's on-going research funding from Shaman's collaborations with Lipha/Merck and Ono. The Company expects that revenues from collaborative agreements will continue to fluctuate in the future as development of its various compounds proceeds and new product candidates are partnered for development and commercialization. In May 1998, the Company's collaborative agreement with Ono (the "Agreement"), and the ongoing research and development funding received pursuant thereto, expired under the original terms thereof and was not renewed. Under the Agreement, Ono will continue to provide milestone payments and royalties to Shaman on any resulting products they develop from compounds identified during the three-year term of the Agreement.

      The Company incurred research and development expenses of $8.2 million and $5.5 million for the quarters ended June 30, 1998 and 1997, respectively and $15.7 million and $11.6 million for the six months ended June 30, 1998 and 1997, respectively. These increases were primarily attributable to the Company's increased clinical development activities with respect to SP-303/Provir. Research and development expenses are expected to increase in 1998 as the Company continues its clinical development activities with respect to SP-303/Provir and other product candidates and the Company maintains its diabetes research program.

      General and administrative expenses were $1.4 million and $1.7 million for the quarters ended June 30, 1998 and 1997, respectively, and $2.7 million for each six month period ending June 30, 1998 and 1997. The decrease in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 was primarily attributable to lower legal dispute costs. The Company's expanded research and clinical activities are not expected to require commensurate increases in general and administrative support and expense.

      Interest income was $125,000 and $304,000 for the quarters ended June 30, 1998 and 1997, respectively, and $357,000 and $555,000 for the six months ended June 30, 1998 and 1997, respectively. Interest income decreased for the quarter and six months ended June 30, 1998, compared with the quarter and six months ended June 30, 1997, due to lower average cash and investment balances as the Company continues to fund its operations.

      Interest expense was $504,000 and $179,000 for the quarters ended June 30, 1998 and 1997, respectively and $1,311,000 and $280,000 for the six months ended June 30, 1998 and 1997, respectively. Interest expense increased for the quarter and six months ended June 30, 1998, compared with the quarter and six months ended June 30, 1997 due to higher average debt balance and amortization of the non-cash interest expense of $266,000 and $320,000, respectively, in connection with certain debt financing.

Liquidity and Capital Resources

      As of June 30, 1998, the Company's cash, cash equivalents, and investments totaled approximately $5.2 million, compared with $21.4 million at December 31, 1997. This cash balance does not include expected proceeds from the 1998 Public Offering of an approximate minimum of $12.8 million and an approximate maximum of $18.5 million. The Company invests excess cash according to its investment policy that provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

      In June 1998, the Company entered into Stock Purchase Agreements (the "Stock Agreements") with certain of its stockholders (the "Buyers") pursuant to which the Company acquired the right to sell to the Buyers, subject to certain conditions and in one or two tranches closing no later than February 28, 1999, up to an aggregate of 7,000 shares of the Company's Series B Custom Convertible Preferred Stock (the "Series B Preferred Stock") for an aggregate purchase price of $7,000,000. The Stock Agreements became effective on June 22, 1998 (the "Effective Date") but will be terminated upon the closing of the 1998 Public Offering.

      In June 1997, the Company issued $10.4 million of senior convertible notes (the "1997 Private Placement"). The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at the Company's option. The notes are convertible into Common Stock of the Company at a 10% discount from the low trading price during a designated time period prior to the conversion. The Company filed a registration statement with the SEC for the resale of shares issued upon conversion of these notes, which registration statement was declared effective on August 29, 1997. As of August 10, 1998, a total principal amount of $4.0 million of the notes had been converted into an aggregate of 1,151,168 shares of Common Stock.

      In March 1998, the Company and the purchasers of the notes entered into an Amendment Agreement (the "Amendment Agreement"), in order to avoid conversion of the notes at a price that would be unduly dilutive to the Company's existing stockholders. As consideration for entering into the Amendment Agreement, the Company issued to the purchasers of the notes warrants to purchase an aggregate of 137,500 shares of Common Stock (the "March Warrants"). The March Warrants are exercisable through March 18, 2001 at an exercise price of $7.50 per share. The Company filed a registration statement with the SEC for the resale of shares issued upon exercise of the March Warrants, which registration statement was declared effective on July 10, 1998.

      In May 1997, the Company obtained a $5.0 million loan, which amortizes over 36 months, to pay off pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development of the Company's existing product candidates. The loan carries an annual interest rate of 14.58% and is payable in equal monthly installments over the term of the loan. The lender was granted 10-year warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $6.25 per share. The Company has attributed a value of $648,000 to these warrants. This amount has been recorded as a discount on the related debt and is being amortized as interest expense over the term of the loan.

      In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, the Company received an annual research fee of $1.5 million which was amortized to revenue over 12 months, as work was performed. The Company also received approximately $3.0 million for 388,918 shares of Common Stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Company's Common Stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's Common Stock at the time of purchase. The agreement also provides for additional preclinical and clinical milestone payments to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, Shaman will receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company exercises its co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement. As of August 10, 1998, the Company has received an aggregate of $7.5 million under the agreement. A balance of $12 million in committed capital remains under the agreement.

      In July 1996, the Company closed a private placement (the "1996 Private Placement") pursuant to Regulation S under the Securities Act of 1933, as amended, with one investor in which it received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of the Company's Common Stock at an exercise price of $10.18 per share. The Series A Preferred Stock does not carry a dividend obligation and will convert into Common Stock no later than July 23, 1999 at a price per share between $6.00 and $8.15, depending on the market value of the Company's Common Stock during the period prior to conversion. Holders of Series A Preferred Stock are entitled to a liquidation preference of $8.15 per share. In addition to the sale of Series A Preferred Stock and the warrant, the Company has the right, from time to time during the period beginning January 1997 and ending July 2000, subject to certain conditions, including continued listing of the Common Stock on any national exchange, to sell up to 1,200,000 additional shares of Common Stock to the investor at a formula price of 100% or 101% of a multi-day average of the Company's Common Stock price at the time of sale. If the Company exercises this right, the investor has the option to increase the number of shares it purchases by up to an aggregate of 527,500 shares.

     Over the next year and potentially longer depending on clinical results and regulatory reviews, the Company expects to incur substantial additional costs relating to the continued preclinical and clinical testing of its products, regulatory activities and research and development programs. The Company anticipates that its cash, cash equivalents and investment balances, the collaborative revenue committed by Lipha/Merck, Lipha/Merck's commitment to purchase additional equity and either (i) the proceeds of the 1998 Public Offering or (ii) Shaman's additional rights to sell Common Stock under the 1996 Private Placement and Series B Preferred Stock under the Stock Agreements will be adequate to fund operations through the filing of an NDA on SP-303/Provir for the fast track indication of diarrhea in people with AIDS, at least through the first quarter of 1999. Milestone payments which may be received by the Company from Ono and Lipha/Merck would extend the Company's capacity to finance its operations beyond that time. However, there can be no assurance that these milestones will be achieved, nor that additional funding, if needed, will be available on reasonable terms, or at all.

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

      Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

      The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and concluded that they are not and will not be materially affected by the year 2000. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems experienced by the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3. Qualitative and Quantitative Disclosure About Market Risk.

        Not Applicable.

Risk Factors

      This Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in Form 10-K/A for fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on May 28, 1998.

      Risk Regarding Failure to Meet Continued Listing Requirements. On June 10, 1998, the Company received correspondence from The Nasdaq National Market
("Nasdaq") stating that they had found that the Company no longer met the $4,000,000 net tangible asset requirement for continued listing on The Nasdaq National Market. As of June 30, 1998, the Company had a net capital deficiency of ($9,680,446). On July 15, 1998, the Company requested a formal hearing to determine the Company's compliance with the Nasdaq listing requirements. The hearing date has been scheduled for September 3, 1998. The Company believes it is in compliance with all other listing requirements. However, absent additional financing, the receipt of license fees or milestone payments from corporate partnerships or the conversion of outstanding convertible notes, there can be no assurance that the Company will satisfy the Nasdaq National Market listing requirements at or after the time of such hearing. If the Company fails to satisfy The Nasdaq National Market that it meets such requirements, the Common Stock will no longer be traded on The Nasdaq National Market, and the Company would need to seek listing on the American Stock Exchange, however, there can be no assurance that it could be listed on the American Stock Exchange. If traded on the American Stock Exchange, the Company's Common Stock may be subject to reduced liquidity and reduced analyst coverage, the Company's ability to raise capital in the future may be inhibited and the Company's business, financial condition and results of operations could be materially adversely affected.

      Early Stage of Development; Technological Uncertainty. Shaman has not yet completed the development of any products. Many of the Company's products will require significant additional clinical testing and investment of capital prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. The Company's SP-303/Provir, nikkomycin Z and SP-134101 products are each in clinical development. Positive results for any of these products in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the products will be obtained.

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

      History  of  Operating  Losses;  Products  Still  in  Development;  Future
Profitability Uncertain. Shaman was incorporated in 1989 and has experienced significant operating losses in each of its fiscal years since operations began. As of June 30, 1998, the Company's accumulated deficit was approximately $129.6 million. The Company has not generated any product revenues to date. All of Shaman's products and compounds are still in research and development stage, which requires substantial expenditures of funds. In order to generate revenues or profits, the Company, alone or with others, must successfully develop, test, obtain regulatory approval for and market its potential products. No assurance can be given that Shaman's product development efforts will be successful, that required regulatory approvals will be obtained, or that the products, if developed and introduced, will be successfully marketed or will achieve market acceptance.

      Future Capital Needs; Uncertainty of Additional Funding. As of June 30, 1998, the Company had cash, cash equivalents and investment balances of approximately $5.2 million. The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative relationships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. In addition, senior convertible notes purchase agreements entered into by the Company in connection with a private placement completed in 1997, provide that under certain circumstances the Company would be required to redeem all or some portion of the principal balance remaining ($6.4 million at August 10, 1998), which redemption could significantly accelerate the Company's cash expenditures and capital requirements beyond the levels currently anticipated and would materially and adversely affect the Company's ability to conduct its business.

      The Company will need to seek additional funding through public or private equity or debt financings, collaborative arrangements or from other sources. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. In the event that additional funds are obtained through collaborative agreements, such agreements may require the Company to relinquish rights to certain of its technologies, product candidates, products or marketing territories that the Company would otherwise seek to develop or commercialize itself. There can be no assurance that additional financing sources will be available on acceptable terms or at all. If adequate funds are not available, the Company will need to delay, scale back or eliminate one or more of its research, discovery or development programs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      No Assurance of Successful Product Development. The Company's research and development programs are at various stages of development, ranging from the research stage to clinical trials. Substantial additional research and development will be necessary in order for the Company to move additional product candidates into clinical testing or to complete clinical testing of current product candidates, and there can be no assurance that any of the Company's research and development efforts on these or other potential products, including SP-303/Provir, nikkomycin Z, and SP-134101 will lead to development of products that are shown to be safe and effective in clinical trials.

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

      Uncertainties Associated with Clinical Trials. Shaman has conducted, and plans to continue conducting, extensive and costly clinical trials to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of completion and approval of trial protocols, the availability of funds for trials and the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of patient population, proximity of patients to clinical sites and eligibility criteria for the study. Any delay in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company's ability to complete clinical trials in a timely fashion.

      In addition, there can be no assurance that the Company's testing and development schedules will be met. Any failure to meet such schedules could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's clinical trials may be delayed by many factors, including, but not limited to: slower than anticipated patient enrollment; difficulty in finding a sufficient number of patients fitting the appropriate trial profile; difficulties in the acquisition of sufficient supplies of clinical trial materials; or failure to show efficacy in clinical trials or adverse events occurring during the clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development and could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company cannot assure that patients enrolled in its clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA or the Company may suspend clinical trials at any time if either of them concludes that any patients participating in any such trial are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will demonstrate that any current or future product candidate is safe or effective or that data derived from any such study will be suitable for submission to the FDA or other regulatory authorities. Failure of the Company's clinical trials to demonstrate safety or efficacy in humans could cause the delay, suspension, or termination of any product program, including SP-303/Provir, nikkomycin Z and SP-134101, and could have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Collaborative Relationships. The Company's research and development efforts in its diabetes program and, to a lesser extent, in its other programs, have been dependent upon its arrangements with Lipha/Merck and Ono and their funding for research and development efforts thereunder. Because research and development funding from Ono has ended, the Company must in the future rely on continued funding from Lipha/Merck or milestone payments from products developed by either Ono or Lipha/Merck, if any, or must seek new collaborations to provide further funding for its diabetes program. There can be no assurance that such further funding will be obtained or that any significant revenues will ultimately be derived from any of the Company's collaborations.

      The Company expects to seek additional collaborative agreements to commercialize its other product candidates and will, in particular, need to rely on such third party arrangements to commercialize its products, including SP-303/Provir, outside the United States. No assurance can be given that the Company will be successful in negotiating or entering into such agreements on terms favorable to the Company or at all, or that any such agreement, if entered into by the Company, will be successful. A failure to successfully enter into such agreements and sell products thereunder would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Government Regulation; No Assurance of Regulatory Approvals. All new drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, as well as comparable agencies in state and local jurisdictions and in foreign countries. These authorities, in particular the FDA, impose substantial requirements upon the preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. The steps required before a drug may be approved for marketing in the United States generally include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND for human clinical testing, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of an NDA, and (v) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is made to assess compliance with Good Manufacturing Practices ("GMP").

      Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required for approval of a new drug. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials.

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

      Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's (either the Company itself or any third-party manufacturer) quality controls and manufacturing procedures conform to GMP, which must be followed at all times. The FDA strictly enforces GMP requirements through periodic unannounced inspections. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of the Company or any third-party manufacturer of the Company's planned products conform to GMP requirements. Additionally, the Company or its third-party manufacturers must pass a pre-approval inspection of their manufacturing facilities by the FDA before the Company can obtain marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of a product from the market.

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

      Dependence on Sources of Supply. The Company currently imports all of the plant materials from which its products are derived from countries in Latin and South America, Africa and Southeast Asia. To the extent that its products cannot be economically synthesized or otherwise produced, the Company will continue to be dependent upon a supply of raw plant material. The Company does not have formal agreements in place with all of its suppliers. In addition, a continued source of plant supply is subject to the risks inherent in international trade. These risks include unexpected changes in regulatory requirements, exchange rates, tariffs and barriers, difficulties in coordinating and managing foreign operations, political instability and potentially adverse tax consequences. Interruptions in supply or material increases in the cost of supply could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, tropical rain forests, and certain irreplaceable plant resources therein, are currently threatened with destruction. In the event portions of the rain forests are destroyed which contain the source material from which Shaman's current or future products are derived, such destruction could have a material adverse effect on the Company's business, financial condition and results of operations.

      Limited Manufacturing and Marketing Experience and Capacity. The Company currently produces products only in quantities necessary for clinical trials and does not have the staff or facilities necessary to manufacture products in commercial quantities. As a result, the Company must rely on collaborative partners or third-party manufacturing facilities. If the Company or its third party manufacturers should encounter  delays or difficulties in producing,  packaging and  distributing the
Company's finished products, clinical trials, regulatory filings, market introduction and subsequent sales of such products could be adversely affected.

      Contract manufacturers must conform to GMP regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval inspection of their manufacturing facilities before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the Company's products may be manufactured. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. Should the Company be required to manufacture products itself, the Company will be required to build or purchase a manufacturing facility, will be subject to the regulatory requirements described above, to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner.

      The Company currently has no sales staff. There can be no assurance that the Company will be able to successfully establish a marketing and sales force. To the extent that the Company does not or is unable to successfully establish a complete marketing and sales force, there can be no assurance that the Company will achieve a successful product entry into the marketplace. Such failure would have a material adverse effect on the Company's business, financial condition and results of operations.

      Uncertainty Regarding Patents and Proprietary Rights; Current Legal Proceedings Regarding Patents and Proprietary Rights. The Company's success will depend in large part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Moreover, others may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any issued patents will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to commercialize its products. The patent position of companies in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office ("PTO") or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose the Company to differing risks of commercialization in each foreign country in which it may sell products. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patents of the Company.

      A number of pharmaceutical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies or patent applications. The European Patent Office, the French Patent Office, the German Patent Office and the Australian Patent Office, have each granted a patent containing broad claims to proanthocyanidin polymer compositions (and methods of use of such compositions), which are similar to the Company's specific proanthocyanidin polymer composition (which covers the active pharmaceutical ingredient in SP-303/Provir), to Leon Cariel and the Institut des Substances Vegetales. The effective filing date of these patents is prior to the effective filing date of the Company's foreign pending patent application in Europe. Certain of the foreign patents have been granted in jurisdictions where examination is not rigorous. The Company has instituted an Opposition in the European Patent Office against granted European Patent No. 472531 owned by Leon Cariel and Institut des Substances Vegetales. The Company believes that the granted claims are invalid and intends to vigorously prosecute the Opposition.

      There can be no assurance that the Company will be successful in having the granted European patent revoked or the claims sufficiently narrowed so as not to potentially cover the Company's proanthocyanidin polymer composition and methods of use. There can be no assurance that Daniel Jean, Leon Cariel and the Institut des Substances Vegetales will not assert claims relating to this patent against the Company. There can be no assurance that the Company would be able to obtain a license to this patent at all, or at reasonable cost, or be able to develop or obtain alternative technology to use in Europe or elsewhere. The earlier effective filing date of this patent could limit the scope of the patents, if any, that the Company may be able to obtain or result in the denial of the Company's patent applications in Europe or elsewhere.

      In the United States, the PTO has rendered judgment in an interference (the "Interference") declared between the Company's issued patent covering its specific proanthocyanidin polymer composition and certain claims of U.S. application corresponding to the granted European patent of Leon Cariel and the Institut des Substances Vegetales by Daniel Jean and Leon Cariel. Judgment was awarded to the Company on July 14, 1997. Since the period for appeal has passed, this judgment is now final.

      Additionally, in connection with the Interference proceeding, the Company has had an opportunity to review the claims and file history of the Daniel Jean and Leon Cariel patent application which, under U.S. patent law, are kept confidential. One broad claim, in particular, of the Daniel Jean and Leon Cariel patent application, which was not involved in the Interference proceeding and which has been indicated to be allowable, covers a large variety of proanthocyanidin polymers. The Company believes that this broad claim is subject to attack as invalid in view of prior art. Based on knowledge of the Company's specific proanthocyanidin polymer composition, the Company believes that the manufacture, use or sale of its specific proanthocyanidin polymer composition would not constitute infringement of this broad claim, once it issues. There can be no assurances however, that the Company would prevail should an action for infringement of such claim be commenced. In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents ata reasonable cost, or at all, or be able to develop or obtain alternative technology.

      If the Company does not obtain such licenses, it could encounter delays or be precluded from introducing products to the market. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or to protect trade secrets or know-how owned by the Company. Additional interference proceedings may be declared or become necessary to determine issues of invention; such litigation and/or interference proceedings could result in substantial cost to and diversion of effort by the Company and may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that such efforts by the Company will be successful.

      The Company's competitive position is also dependent upon unpatented trade secrets. All employees of the Company have entered into confidentiality agreements. However, there can be no assurance that others will not independently develop substantially equivalent information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes also may arise as to the rights in related or resulting know-how and inventions.

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

      The Company is presently prosecuting 13 patent applications with the PTO, but the Company does not know whether any of these applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated, inter alia, for utility, novelty, non-obviousness and enablement. The PTO may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, non-obvious or enabled.

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

     There can be no assurance that additional patents will be obtained by the Company or that the 16 U.S. patents issued to date will provide substantial protection or be of commercial benefit to the Company. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of patents owned by or licensed to the Company or non-approval of pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. In addition, there can be no assurance that any applications of the Company's technology will not infringe on patents or proprietary rights of others or that licenses that might be required as a result of such infringement for the Company's processes or products would be available on commercially reasonable terms, if at all.

      The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce the Company's patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. The Company may, on a voluntary or involuntary basis, participate in interference proceedings that may in the future be declared by the PTO, which could result in substantial cost to the Company. There can be no assurance that the outcome of any such litigation or interference proceedings will be favorable to the Company or that the Company will be able to obtain licenses to technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost.


      Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

      The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and concluded that they are not and will not be materially affected by the year 2000. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems experienced by the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Possible Volatility of Stock Price. From time to time, the stock market has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. In addition, the market price of the Company's Common Stock, like the stock prices of many publicly traded biotechnology and smaller pharmaceutical companies, has been and may continue to be highly volatile. The market price of the Series C
Preferred Stock may likewise be volatile. Announcements of technological innovations, regulatory matters or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of Shaman's Common Stock or Series C Preferred Stock.

      No Assurance of Public Trading Market for Preferred Stock. An application for inclusion of the Series C Preferred Stock on the OTC Bulletin Board has been filed by the Placement Agent in conjunction with the 1998 Public Offering. The OTC Bulletin Board staff has informed the Placement Agent that the inclusion of the Series C Preferred Stock on the OTC Bulletin Board may not be deemed effective until the termination of the 1998 Public Offering. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for the stocks included on the OTC Bulletin

Board are not typically listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of the Series C Preferred Stock may be unable to resell the Series C Preferred Stock at or near the original offering price or at any price. In the event the Series C Preferred Stock is not included on the OTC Bulletin Board, quotes for the Series C Preferred Stock may be included in the "pink sheets" for the over-the-counter market. There can be no assurance that a regular trading market for the Series C Preferred Stock will develop after completion of the 1998 Public Offering or that, if developed, it will be sustained.

      Environmental Regulation. In connection with its research and development activities and manufacturing of clinical trial materials, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulators, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result. The Company has secured insurance to mitigate such expense, however, any such liability could exceed the insurance coverage and resources of the Company. Such liability could have a material adverse effect on the Company's business, financial condition and results of operations.

      Anti-Takeover Effect of Delaware Law and Certain Charter and Bylaws Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock or Series C Preferred Stock. At August 10, 1998, the Company's Board of Directors had the authority to issue up to 400,000 additional shares of Preferred Stock (after giving effect to the issuance of the maximum of 200,000 shares of Series C Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders.

      The rights of the holders of Common Stock and Series C Preferred Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock with voting rights, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Other than the Series C Preferred Stock, the Company has no present plans to issue shares of Preferred Stock with voting rights. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

      Product Liability Exposure; Limited Insurance Coverage. The Company's business exposes it to potential product liability risks which are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical products. Product liability insurance for the pharmaceutical industry generally is expensive. There can be no assurance that the Company's present product liability insurance coverage, which includes coverage for acts by third parties, including manufacturers of the Company's product candidates, is adequate. Such existing coverage will not be adequate as the Company further develops its products, and no assurance can be given that adequate insurance coverage against all potential claims will be available in sufficient amounts or at a reasonable cost. Certain of the Company's development and manufacturing agreements contain insurance and indemnification provisions pursuant to which the Company could be held accountable for certain occurrences. Such liability could have a material adverse effect on the Company's business, financial condition and results of operations.

      Limitation of Liability and Indemnification. The Company's Certificate of Incorporation limits, to the maximum extent permitted by Delaware Law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. The Company's Bylaws provide that the Company shall indemnify its officers, directors, employees and agents to the full extent permitted by the general corporation law of Delaware. The Company has entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware Law. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. The Company currently maintains directors' and officers' insurance.

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

      Dilution. The biopharmaceutical industry is capital intensive. In this regard the Company has entered into a number of financings, many which have included securities that are convertible into shares of Common Stock. Dilution may occur upon the exercise of outstanding options and warrants and upon conversion of senior convertible notes, the Series A Preferred Stock, the Series C Preferred Stock and, if issued, the Series B Preferred Stock. Stockholders may also suffer additional dilution if the Company exercises its right to put additional shares of its Common Stock to Fletcher International Limited, pursuant to its agreements with such investor.

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

           None.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Stockholders of Shaman Pharmaceuticals, Inc. was held on May 15, 1998.

      (b) The following Directors were elected to serve as Class I directors for two years or until their successors are elected and qualified:

           Name                                   Position
           -------------------                    ----------------
           Lisa A. Conte                          Class I Director
           Adrian D.P. Bellamy                    Class I Director

           The following Directors continue to serve their two year terms as elected at last year's Annual Meeting held on May 22, 1997:

           Name                                   Position
           ----------------------                 ---------------------
           G. Kirk Raab                           Chairman of the Board
           Herbert H. McDade, Jr.                 Class II Director
           M. David Titus                         Class II Director

      (c) The matters voted upon at the meeting and voting of the stockholders with respect thereto are as follows:

           (i) The election of Class I directors to hold office for a term of two years from the Annual Meeting.

                 Lisa A. Conte
                 For:  14,674,604                  Withheld:  193,554

                 Adrian D.P. Bellamy
                 For:  14,666,004                  Withheld:  202,154

           (ii) Approval of an Amendment to the Company's 1992 Stock Option Plan (the "Plan") to increase the maximum number of shares of the Company's Common Stock authorized for issuance under the Plan by an additional 500,000 shares,


                 For: 12,273,290                   Against:  2,473,063
                 Abstain: 121,805


           (iii) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1998.

                 For: 14,719,410                  Against:  95,783
                 Abstain:  52,965


Item 5.    Other information

           None.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.         Description
           -----------         -----------------------
           27                  Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1998


                               Shaman Pharmaceuticals, Inc.
                                  (Registrant)



                               /s/   Lisa A. Conte
                               -------------------------------------
                               Lisa A. Conte
                               President and Chief Executive Officer
                               (principal executive officer)


                               /s/   Stephanie C. Diaz
                               --------------------------------------------
                               Stephanie C. Diaz
                               Chief Financial Officer
                               (principal financial and accounting officer)