Form 10-Q
period 1998-09-30
SHAMAN PHARMACEUTICALS INC
filed 1998-11-13
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                      Yes               X                No

Number of shares of Common Stock, $.001 par value, outstanding as of October 30, 1998: 22,693,653

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               September 30, 1998

                                                                         PAGE
                                                                        NUMBER

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements and Notes

                   Condensed  Balance  Sheets as of September  30,         3
                   1998 (unaudited) and December 31, 1997

                   Condensed  Statements of Operations  for the three
                   and nine months ended September 30, 1998 and
                   September  30, 1997 (unaudited)                         4

                   Condensed Statements of Cash Flows for the nine
                   months ended September 30, 1998 and September 30,
                   1997  (unaudited)                                       5

                   Notes to Condensed Financial Statements                 6

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           9

Item 3.            Qualitative and  Quantitative  Disclosure About
                   Market Risk                                            12


PART II            OTHER INFORMATION

Item 1.            Legal Proceedings                                      25

Item 2.            Changes in Securities                                  25

Item 3.            Defaults in Senior Securities                          25

Item 4.            Submission  of  Matters  to a Vote of  Security        25
                   Holders
Item 5.            Other Information                                      25

Item 6.            Exhibits and Reports on Form 8-K                       25

SIGNATURES                                                                26

PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes

                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                 September 30,     December 31,
                                                     1998             1997
                                                  ------------   ------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                       $  9,502,747   $  11,340,702
   Short-term investments                             1,014,058      10,079,943
   Amounts  due from related parties                    457,589         192,551
   Prepaid expenses and other current assets            838,314         553,507
                                                   ------------    ------------
Total current assets                                 11,812,708      22,166,703

Property and equipment, net                           3,194,873       3,972,140

Other assets                                            610,724         613,657
                                                   ------------    ------------

Total assets                                       $ 15,618,305    $ 26,752,500
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 (NET CAPITAL DEFICIENCY)

Current liabilities:
   Accounts payable and other accrued expenses     $  1,724,991      $  925,701
   Accrued clinical trial costs                       3,258,241       1,689,659
   Accrued professional fees                          1,025,723         718,625
   Accrued compensation                                 343,441         368,272
   Advances - contract research                         343,750       1,133,605
   Current installments of long-term obligations      2,571,953       2,783,976
                                                   ------------    ------------
Total current liabilities                             9,268,099       7,619,838

Long-term obligations, excluding current
   installments                                       3,296,406       4,017,979
Senior convertible notes                              5,412,475       9,967,044

Stockholders' equity (net capital deficiency):
   Preferred stock                                          515             400
   Common stock                                          22,562          17,796
   Additional paid-in capital                       137,885,228     117,164,524
   Deferred compensation and other adjustments         (58,371)        (124,910)
   Accumulated deficit                             (140,208,609)   (111,910,171)
                                                   ------------    ------------

Total stockholders' equity (net capital deficiency)  (2,358,675)      5,147,639
                                                   ------------    ------------

Total liabilities and stockholders' equity
   (net capital deficiency)                        $ 15,618,305    $ 26,752,500
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



                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                            ------------------------  -------------------------
                                 1998       1997         1998           1997
                             ----------- -----------  -----------    ----------

Revenue from collaborative
  agreements                $  560,000   $  875,000  $  2,284,855  $  2,625,000

Operating expenses:
  Research and
    development              8,537,221    5,525,369    24,277,208    17,078,567
  General and
    administrative           1,589,399    1,207,184     4,273,012     3,916,530
                           -----------  -----------   -----------   -----------
Total operating expenses    10,126,620    6,732,553    28,550,220    20,995,097
                           -----------  -----------   -----------   -----------
Loss from operations        (9,566,620)  (5,857,553)  (26,265,365)  (18,370,097)

Other income (expense):
  Interest income               87,606      327,047       444,484       881,787
  Interest expense (cash)     (488,280)    (449,583)   (1,798,921)     (729,966)
  Interest expense (non-cash)        -   (3,692,140)            -    (3,692,140)
                            ----------  -----------    ----------    ----------
Net loss                  $ (9,967,294) $(9,672,229) $(27,619,802) $(21,910,416)

Deemed dividend on
  Preferred Stock             (678,636)          -      (678,636)            -
                            ----------  -----------    ----------    ----------
Net loss applicable to
  Common Stockholders      (10,645,930)  (9,672,229)  (28,298,438)  (21,910,416)

Net loss per share            $  (0.55)    $  (0.55)      $ (1.54)      $ (1.31)
                           ===========  ===========   ===========   ===========
Shares used in calculation
  of net loss per share     19,255,000   17,555,000    18,414,000    16,758,000
                           ===========  ===========   ===========   ===========



See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                                Nine Months Ended September 30,
                                               --------------------------------
                                                        1998           1997
                                                   -------------   ------------
Operating activities:

Net loss                                          $ (28,298,438)  $ (21,910,416)


Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                        985,697       1,312,983

    Amortization of warrants and deferred
      equity costs                                      492,588         210,284

    Deemed dividend on Preferred Stock                  678,636               -

    Other compensation                                   72,145               -

    Interest expense on issuance of
      sr. convertible notes                                   -       3,692,140

    Loss on disposal of fixed assets                     19,834               -

    Payment of interest in Common Stock                 569,229               -

Changes in operating assets and liabilities:

    Prepaid expenses, current assets and other assets
      other assets                                     (546,912)        388,766
    Accounts payable, accrued expenses and
      contract research advances                      1,860,282      (1,382,593)
                                                  -------------    ------------
Net cash used in operating activities               (24,166,939)    (17,688,836)
                                                  -------------    ------------

Investing activities:

    Purchases of available-for-sale investments      (1,999,049)     (7,039,457)

    Maturities of available-for-sale investments      5,058,784         986,097

    Sales of available-for-sale investments           6,030,149               -

    Capital expenditures                               (228,264)       (699,151)
                                                  -------------    ------------
Net cash provided by (used in) investing
    activities                                        8,861,620      (6,752,511)
                                                  -------------    ------------

Financing activities:

  Proceeds from issuance of Series C
    Convertible Preferred Stock, net                  13,052,260              -

  Proceeds from issuance of Common Stock, net          1,493,601     17,456,041

  Principal payments on long-term obligations         (1,589,620)    (2,512,287)

  Proceeds from issuance of senior convertible notes           -      9,531,013

  Proceeds from issuance of long-term obligations              -      5,000,000

  Proceeds from asset financing arrangements             511,123              -
                                                   -------------   ------------
Net cash provided by (used in) financing
  activities                                          13,467,364     29,474,767
                                                   -------------   ------------

Net increase (decrease) in cash and cash
  equivalents                                         (1,837,955)     5,033,420

Cash and cash equivalents at beginning of period      11,340,702     16,051,251
                                                   -------------   ------------
Cash and cash equivalents at end of period          $  9,502,747  $  21,084,671
                                                   =============   ============

See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)

1.    Basis of Presentation

      Shaman discovers and develops novel pharmaceutical products for the treatment of human diseases and their symptoms through the isolation and optimization of active compounds found in tropical plants. We believe that by focusing on drugs extracted from plants with a history of medicinal use, our drug discovery efforts may be quicker and more likely to lead to safe and effective pharmaceuticals. We have three product candidates in clinical development: SP-303/Provir, an oral product for the treatment of diarrhea in people with AIDS and other watery diarrhea indications; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. We maintain an active Type II diabetes research program that serves as the basis for our collaboration with Lipha S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck").

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

      This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in the our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on May 28, 1998.


2.    Series C Convertible Preferred Stock Financing

      In August 1998, we filed a registration statement with the Securities and Exchange Commission (the "SEC") for a public offering of a minimum of 140,000 ("the Minimum") and a maximum of 200,000 (the "Maximum") shares of Series C Convertible Preferred Stock for gross proceeds of a minimum of $14.0 million and a maximum of $20.0 million (the "1998 Public Offering"). Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends paid semi-annually in each year to the holders of record of such shares as follows:
(i) a stock-on-stock dividend of $10.00 per annum, paid in arrears, in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10 trading day period ending three trading days prior to the date on which the dividend is paid); plus (ii) a cash amount equaling 0.00005% of the Company's United States net sales, if any, for the preceding two calendar quarters of its SP-303/Provir product for the treatment of diarrhea (equivalent to a 7% royalty for the Minimum and a 10% royalty for the Maximum of the aggregate shares of Series C Preferred Stock) less $5.00 (the value of the semi-annual stock dividend). If, under Delaware law, the Company is unable to pay the cash amount of the Dividends, then the cash portion of the Dividends shall be payable in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10 day trading period ending three trading days prior to the date on which the dividend is paid). Each share shall be convertible at any time commencing on the date on which any shares of Series C Preferred Stock were first issued and continuing for a period of 30 days thereafter, and again commencing 12 months after such initial issuance date at the election of each holder, and automatically on the sixth anniversary of the initial issuance date into greater of (i) 16.6667 shares of Common Stock or (ii) such number of shares of Common Stock as equals $100 divided by 85% of the average closing price of the Common Stock reported by the Nasdaq Stock Market for the 10 trading day period ending three trading days prior to the date of conversion. The registration statement was declared effective by the SEC on August 14, 1998.

      In September 1998 and October 1998, we completed two separate closings of the Series C Convertible Preferred Stock offering for aggregate gross proceed of $14.1 million. Of the 200,000 maximum shares registered, an aggregate of 140,880 shares were sold to the investors and the remaining 59,120 shares were deregistered. During the initial 30 day conversion period, a total of 24,922 shares of the Series C Convertible Preferred Stock were converted into an aggregate of 1,861,550 shares of Common Stock at a conversion price of $1.33875 per share.

      In connection with the issuance of the Series C Convertible Preferred Stock, we recognized a non-cash charge in the amount of $679,000 in the third quarter ended September 30, 1998.


3.    Series B Convertible Preferred Stock Financing

      In June 1998, we entered into Stock Purchase Agreements (the "Stock Agreements") with certain of our stockholders (the "Buyers") pursuant to which we acquired the right to sell to the Buyers, subject to certain conditions and in one or two tranches closing no later than February 28, 1999, up to an aggregate of 7,000 shares of Series B Custom Convertible Preferred Stock (the "Series B Preferred Stock") for an aggregate purchase price of $7,000,000. The Stock Agreements became effective on June 22, 1998 (the "Effective Date") but were terminated upon the closing of the Series C Convertible Preferred Stock Financing. See Note 2 - Series C Convertible Preferred Stock.

      As consideration for entering into the Stock Agreements, we issued to the Buyers on the Effective Date warrants to purchase an aggregate of 350,000 shares of Common Stock (the "June Warrants"). The June Warrants are exercisable for a period of five years after the Effective Date at an exercise price per share equal to 115% of the average trading price of Common Stock during specified measurement periods. The June Warrants provide for adjustment of the number of shares of Common Stock issuable upon exercise thereof, including upon the distribution of certain dividends, or upon the division or combination of the our Common Stock. We filed a registration statement with the SEC for the resale of shares issued upon exercise of the June Warrants, which registration statement was declared effective on July 10, 1998. We have attributed a value of $1.5 million to these June Warrants.


4.    Loss per Share

      Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. At September 30, 1998 and 1997, outstanding stock options and other stock equivalents are antidilutive.


5.    Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components including unrealized gains or losses on available-for-sale securities; however, adoption in the quarter and nine months ended September 30, 1998 did not have a material impact on our net income or stockholders' equity.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for the financial statements for fiscal years beginning after December 15, 1997, and therefore we will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on our reported segments and disclosures.

                          SHAMAN PHARMACEUTICALS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Resutls of Operations

Overview

      Shaman discovers and develops novel pharmaceutical products for the treatment of human diseases and their symptoms through the isolation and optimization of active compounds found in tropical plants. We believe that by focusing on drugs extracted from plants with a history of medicinal use, our drug discovery efforts may be quicker and more likely to lead to safe and effective pharmaceuticals. We have three product candidates in clinical development: SP-303/Provir, an oral product for the treatment of diarrhea in people with AIDS and other watery diarrhea indications; nikkomycin Z, an oral antifungal for the treatment of systemic fungal infections; and SP-134101, an oral product for the treatment of Type II diabetes. We maintain an active Type II diabetes research program that serves as the basis for our collaboration with Lipha S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck").

     We began operations in March 1990. To date, we have not sold any products. However, patient enrollment in a Phase III human clinical trial has been completed for our lead compound, SP-303/Provir for the treatment of diarrhea in people with AIDS. If the results of this trial are positive, we expect to file an NDA for commercial approval of SP-303/Provir in early 1999. With a fast track designation from the FDA for the indication of diarrhea in people with AIDS, we are preparing for potential product launch in the second half of 1999 and intend to retain U.S. marketing rights to this product. Our accumulated deficit at September 30, 1998, was approximately $140.2 million. Since inception, we have financed our research, development and administrative activities through various private and public equity financings, loan and debt financings, collaborative agreements with pharmaceutical companies and, to a lesser extent, through equipment and leasehold improvement lease financings.


Results of  Operations  for the Nine Months Ended  September 30, 1998 and 1997

     For the third quarter and nine months ended September 30, 1998, revenue was $560,000 and $2.3 million, respectively, as compared to $875,000 and $2.6 million for the corresponding periods in 1997. Revenue for the quarter ended September 30, 1998 resulted from research fees paid in conjunction with Shaman's on-going partnership with Lipha/Merck. Revenue for the nine months ended September 30, 1998 also resulted from our partnership with Lipha/Merck and our partnership with Ono Pharmaceutical Co. Ltd. of Osaka, Japan ("Ono"), which expired in May 1998. Revenue for the quarter and nine months ended September 30, 1997 also resulted from our partnerships with Lipha/Merck and Ono. We expect that revenues from collaborative agreements will continue to fluctuate in the future as development of our various compounds proceeds and new product candidates are partnered for development and commercialization. In May 1998, our collaborative agreement with Ono (the "Agreement") expired and the ongoing research and development funding has terminated under the original terms and the Agreement was not renewed. Under the Agreement, Ono will continue to provide milestone payments and royalties to Shaman for any resulting products they develop from compounds identified during the three-year term of the Agreement.

      Research and development expenses were $8.5 million and $24.3 million for the third quarter and nine months ended September 30, 1998, respectively, compared to $5.5 million and $17.1 million for the corresponding periods in 1997. These increases were primarily attributable to the progress in our clinical development program, particularly in the continuation of a Phase III human clinical trial for SP-303/Provir for the treatment of diarrhea in people with AIDS, which was only partially offset by a reduction of costs associated with our diabetes program. Research and development expenses are expected to increase in 1998 as we continue our clinical development activities with respect to SP-303/Provir and other product candidates.

      General and administrative expenses were $1.6 million and $4.3 million for the third quarter and nine months ended September 30, 1998, compared with $1.2 million and $3.9 million for the third quarter and nine months of 1997. The increase in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 was primarily attributable to compensation, costs associated with commercial development activities and an increase in legal dispute costs associated with our on-going litigation. The increase for the nine months ended September 30, 1998 compared to the same period in 1997 was primarily attributable to compensation and costs associated with commercial development activities, partially offset by a reduction in legal dispute costs. Our expanded research and clinical activities are not expected to require commensurate increases in general and administrative support and expense.

      Interest income was $88,000 and $444,000 for the third quarter and nine months ended September 30, 1998, compared with $327,000 and $882,000 for the quarter and nine months of 1997. Interest income decreased for the quarter and nine months ended September 30, 1998, compared with the quarter and nine months ended September 30, 1997, due to lower average cash and investment balances as we continue to fund our operations.

      Interest expense was $488,000 and $1.8 million for the third quarter and nine months ended September 30, 1998, compared with $4.1 million and $4.4 million for the quarter and nine months of 1997. Interest expense decreased for the quarter and nine months ended September 30, 1998, compared with the quarter and nine months ended September 30, 1997 primarily due to a non-cash interest charge of $3.7 million in conjunction with our issuance of senior convertible notes in August 1997. In 1998, the Company incurred a non-cash interest expense of $374,000 in connection with certain debt financings closed in 1997.


Liquidity and Capital Resources

      As of September 30, 1998, our cash, cash equivalents and short-term investments totaled approximately $10.5 million, compared with $21.4 million at December 31, 1997. We invest excess cash according to our investment policy which provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

     On October 16, 1998, we completed the sale to the public of an aggregate of 140,880 shares of our Series C Convertible Preferred Stock for aggregate gross proceeds of $14.1 million. (See Notes to Condensed Financial Statements -- Note 2 - Series C Convertible Preferred Stock Financing.)

      In June 1997, we issued $10.4 million in senior convertible notes (the "1997 Private Placement"). The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes may be paid in Common Stock or cash at our option. The notes are convertible into our Common Stock at a 10% discount from the low trading price during a designated time period prior to the conversion. We filed a registration statement with the SEC for the resale of shares issued upon conversion of these notes, which registration statement was declared effective on August 29, 1997. As of October 31, 1998, a total principal amount of $5.1 million of the notes had been converted into an aggregate of 2,080,804 shares of Common Stock.

      In March 1998, the Company and the purchasers of the notes entered into an Amendment Agreement (the "Amendment Agreement"), in order to prevent conversion of the notes at a price that would be unduly dilutive to our existing stockholders. As consideration for entering into the Amendment Agreement, we issued to the purchasers of the notes warrants to purchase an aggregate of 137,500 shares of Common Stock (the "March Warrants"). The March Warrants are exercisable through March 18, 2001 at an exercise price of $7.50 per share. We filed a registration statement with the SEC for the resale of shares issued upon exercise of the March Warrants, which registration statement was declared effective on July 10, 1998.

      In May 1997, we obtained a $5.0 million loan, which amortizes over 36 months, to pay off pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development of our existing product candidates. The loan carries an annual interest rate of 14.58% and is payable in equal monthly installments over the term of the loan. The lender was granted 10-year warrants to purchase 200,000 shares of our Common Stock at an exercise price of $6.25 per share. We have attributed a value of $648,000 to these warrants. This amount has been recorded as a discount on the related debt and is being amortized as interest expense over the term of the loan.

      In September 1996, we entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, we received an annual research fee o f $1.5 million which was amortized to revenue over 12 months, as work was performed. We also received approximately $3.0 million for 388,918 shares of Common Stock priced at $7.71 per share, representing a 20% premium to the weighted average price of our Common Stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck will provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of our Common Stock at the time of purchase. The agreement also provides for additional preclinical and clinical milestone payments to us in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck will bear all pre-clinical, clinical, regulator and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, we will receive royalties on all product sales outside the United States and up to 50% of the profits (if we exercise our co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to us from sales of products developed pursuant to the agreement. As of October 31, 1998, we have received an aggregate of $9.4 million under the agreement. A balance of $10.1 million in committed capital remains under the agreement.

      In July 1996, we closed a private placement (the "1996 Private Placement") pursuant to Regulation S under the Securities Act of 1933, as amended, with one investor in which we received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of our Common Stock at an exercise price of $10.18 per share. The Series A Preferred Stock does not carry a dividend obligation and will convert into Common Stock no later than July 23, 1999 at a price per share between $6.00 and $8.15, depending on the market value of our Common Stock during the period prior to conversion. Holders of Series A Preferred Stock are entitled to a liquidation preference of $8.15 per share. In addition to the sale of Series A Preferred Stock and the warrant, we have the right, from time to time during the period beginning January 1997 and ending
July 2000, subject to certain conditions, including continued listing of our Common Stock on any national exchange, to sell up to 1,200,000 additional shares of Common Stock to the investor at a formula price of 100% or 101% of a multi-day average of our Common Stock price at the time of sale. If we exercise this right, the investor has the option to increase the number of shares it purchases by up to an aggregate of 527,500 shares.

      Over the next year and potentially longer depending on clinical results and regulatory reviews, we expect to incur substantial additional costs relating to the continued preclinical and clinical testing of our products, regulatory activities and research and development programs. We anticipate that our cash, cash equivalents and short-term investment balances, the collaborative revenue committed by Lipha/Merck, Lipha/Merck's commitment to purchase additional equity, the proceeds of the 1998 Public Offering and Shaman's additional rights to sell Common Stock under the 1996 Private Placement will be adequate to fund operations through the filing of an NDA on SP-303/Provir for the fast track indication of diarrhea in people with AIDS, and at least through the first quarter of 1999. Milestone payments which may be received by us from Ono and Lipha/Merck would extend our capacity to finance our operations beyond that time. However, there can be no assurance that milestones will be achieved, nor that additional funding, if needed, will be available on reasonable terms, or at all. As of September 30, 1998, we had cash, cash equivalent, and short-term investment balances of approximately $10.5 million. In September 1998, our expenses were approximately $2.5 million. We expect this expenditure rate to continue through December 31, 1998. Accordingly, unless we are successful in obtaining additional funds, our current cash resources will be substantially used by the first quarter 1999. We will require substantial additional funds to conduct the development and testing of our potential products and to manufacture and market any products that may be developed in the future.

Future Outlook

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks and uncertainties include the fact that we are still a relatively young company and have not yet completed a full cycle of development, regulatory approval and commercialization for any of our product candidates. The clinical and regulatory processes for testing and approval of our products are complex, lengthy, uncertain and costly, and we cannot be sure of the timing of clinical or regulatory processes or commercialization of any of our product candidates. These development processes require substantial amounts of funding, and we are dependent on corporate partners and the equity markets to finance such efforts. Where access to funding is difficult, our stockholders may face significant dilution, and our ability to proceed with our programs and plans may be significantly and adversely affected. Actions and advances by competitors may also significantly affect our prospects, as well as the existence of patents held by such competitors or potential competitors. In addition, there can be no assurance that any plants we use in our products will be indefinitely available or that any compounds derived from the plant material will be protected by our proprietary rights.


Year 2000 Compliance

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

      Based on recent assessments, we have determined that we will be required to certify portions of our software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. We believe that such modification and replacements are not significant, and should such modification and replacements be delayed there would be no material impact on our operations.

      We are approximately 85% complete with the assessment of all internal systems that could be significantly affected by the Year 2000. To date, cost estimates for upgrades for those systems not in compliance total approximately $200,000. After the assessment phase is completed, we will have to purchase, install and test the upgrades to ensure they meet internal year 2000 compliance. We expect to complete our internal year 2000 readiness program in the third quarter of 1999. We have evaluated our financial and accounting systems and concluded that they are not and will not be materially affected by Year 2000 problem. We are in the process of asking our significant suppliers and subcontractors that do not share information systems with us (external agents) whether their systems are Year 2000 compliant. To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

      We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in the first quarter 1999 and determine whether such a plan is necessary.


Item 3. Qualitative and Quantitative Disclosure About Market Risk.

      Not Applicable.

Risk Factors

      This Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in our Annual Report on Form 10-K/A for fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on May 28, 1998.


Risks Regarding Failure to Continue to Meet Nasdaq Listing Requirements

      On June 10, 1998, we received correspondence from The Nasdaq National Market ("Nasdaq") stating that we no longer met the $4,000,000 net tangible asset requirement for continued listing on Nasdaq. As of September 30, 1998, we had a net capital deficiency of ($2,359,000). We believe we comply with all other listing requirements. On September 3, 1998, we attended a formal hearing and presented a plan to a Nasdaq Listing Qualifications Panel (the "Panel") for achieving and maintaining long-term compliance with Nasdaq listing requirements. On October 14, 1998, we requested a waiver of Marketplace Rule 4310(H) to enable us to exchange existing debt for equity, which will assist us in achieving long-term compliance with the Nasdaq listing requirements. This rule would have required us to seek stockholder approval of this exchange because we would be selling greater than 20% of the common stock outstanding prior to the issuance. On October 26, 1998, the Panel granted this waiver and stated we would continue to be listed on Nasdaq providing:

         - we must make a public filing with the SEC and Nasdaq on or before December 15, 1998 showing an October 31, 199 balance sheet with (i) pro forma adjustments for any significant transactions or events occurring on or before the filing date and (ii) evidencing a minimum of $8.0 million in net tangible assets; and

         - we must make a public filing with the SEC and Nasdaq on or before February 1, 1999 showing a November 30, 1998 balance sheet with (i) pro forma adjustments for any significant transactions or events occurring on or before the filing date and (ii) evidencing a minimum of $14.0 million in net tangible assets.

      We must also issue a press release describing the exchange of debt to equity transaction and announce grant of the financial viability exception and the associated audit committee determination. We must also notify each stockholder with the same information as contained in the press release. The press release must be issued and the letter must be mailed at least 10 days prior to the closing of the transaction.

      Without additional financing, the receipt of license fees or milestone payments from corporate partnerships or the conversion of outstanding convertible notes, we will not satisfy the Nasdaq listing requirements, and our Common Stock will no longer be traded on Nasdaq. If that happens, we would need to seek listing on the Nasdaq Over-the-Counter Bulletin Board. If our Common Stock were traded on the Nasdaq Over-the-Counter Bulletin Board, our Common Stock may be subject to reduced liquidity and reduced analyst coverage, our ability to raise capital in the future may be inhibited and our business, financial condition and results of operations could be materially adversely affected. In addition, if our Common Stock is listed on the Nasdaq Over-the-Counter Bulletin Board rather than on a national exchange, we will be in default under various agreements with certain of our investors and stockholders. Under one such agreement, we will lose rights to sell up to an aggregate of 1,200,000 shares of our common stock. Under other agreements, we will be required to redeem all or some portion of the principal balance remaining under certain convertible promissory notes ($5.4 million at September 30, 1998). Redemption of these notes could significantly accelerate our cash expenditures and capital requirements beyond the levels currently anticipated and would materially and adversely affect our ability to conduct our business. See "-- Continuing Future Capital Needs; Uncertainty of Sources of Additional Funding."


Continuing Future Capital Needs; Uncertainty of Sources of Additional Funding

      As of September 30, 1998, we had cash, cash equivalents and short-term investment balances of approximately $10.5 million. In September 1998, our expenses were approximately $2.5 million. We expect this expenditure rate to continue through December 31, 1998. Accordingly, unless we are successful in obtaining additional funds, our current cash resources will be substantially used by the first quarter 1999. We will require substantial additional funds to conduct the development and testing of our potential products and to manufacture and market any products that may be developed in the future. Our future capital requirements will depend on numerous factors, including:

         -   the progress of our research and development programs,
         -   the progress of preclinical and clinical testing,
         -   the time and costs involved in obtaining regulatory approvals,
         - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights,
         -   competing technological and market developments,
         -   changes in our existing collaborative and licensing relationships,
         - our ability to establish additional collaborative relationships for the manufacture and marketing of our potential products, and
         -   our need to purchase additional capital equipment.

      In addition, we entered into senior convertible note purchase agreements in connection with a private placement which provide that under certain circumstances we would be required to redeem all or some portion of the principal balance remaining ($5.4 million at September 30, 1998). Redemption of these notes could significantly accelerate our cash expenditures and capital requirements beyond the levels currently anticipated and would materially and adversely affect our ability to conduct our business.

      Shaman will need to obtain additional funding through public or private equity or debt financings, collaborative arrangements or from other sources to continue our research and development activities, fund operating expenses and pursue regulatory approvals for our products in development. If additional funds are raised by issuing equity securities, current stockholders may experience significant dilution. If additional funds are obtained through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. Additional financing sources may not be available on acceptable terms if at all. If adequate funds are not available, significant reductions in spending and the delay, scaling back or elimination of one or more of our research, discovery or development programs may be necessary which would have a material adverse effect on our business, financial condition and results of operations.


RISKS DUE TO THE EARLY STAGE OF DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGICAL UNCERTAINTY

      We have not yet completed the development of any products. Many of our products still require significant additional clinical testing and investment of capital before they can be commercialized. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy. These clinical trials are part of a lengthy process necessary to obtain government approval. Our SP-303/Provir, nikkomycin Z and SP-134101 products are each in clinical development. However, positive results for any of these products in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the products will be obtained.

      Clinical trials may be terminated at any time for many reasons, including toxicity or adverse event reporting. It is possible that Shaman's products may not be successfully developed, enter into human clinical trials, prove to be safe and effective in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, be successfully marketed or may encounter problems in clinical trials that will cause us to delay or suspend product development. Failure of any of our products to be commercialized could have a material adverse effect on our business, financial condition and results of operations.

      A significant portion of our assets are dedicated to the development and commercialization of SP-303/ Provir. Should we be unable to commercialize SP-303/Provir there could be a material adverse effect on our business, financial condition and results of operations.


HISTORY OF OPERATING LOSSES; PRODUCTS STILL IN DEVELOPMENT; FUTURE PROFITABILITY UNCERTAIN

      Shaman was incorporated in 1989 and has experienced significant operating losses in each of our fiscal years since then. We incurred an operating loss of approximately $27.6 million for the nine months ended September 30, 1998 and an additional non-cash expense of $679,000 incurred in connection with the Series C Convertible Preferred Stock offering. The nine-month loss was due to our incurring research and development expenses of approximately $24.3 million, general and administrative expenses of approximately $4.3 million and interest expense net of interest income of approximately $1.4 million. These expenses were partially offset by revenues in the first three quarters of 1998 of approximately $2.3 million. As of September 30, 1998, our accumulated deficit was approximately $140.2 million. We have not generated any product sales to date. All of our products and compounds are still in the research and development stage, which requires substantial expenditures. In order to generate revenues or profits, we must, alone or with other third parties, successfully develop, test, obtain regulatory approval for and market our potential products. It is possible that our product development efforts may not be successful, and that we may not obtain required regulatory approvals. Even if our products are developed and introduced, they may not be successfully marketed or may not achieve market acceptance.


NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

      Our  research  and   development   programs  are  at  various   stages  of
development, ranging from the research stage to clinical trials. Substantial additional research and development will be necessary for us to move additional product candidates into clinical testing or to complete clinical testing of current product candidates. Our research and development efforts on these or other potential products, including SP-303/Provir, nikkomycin Z and SP-134101, may not lead to development of products that are shown to be safe and effective in clinical trials.

      In addition, our products may not:

           -   meet applicable regulatory standards,
           - be capable of being produced in commercial quantities at acceptable costs,
           - be eligible for third party reimbursement from governmental or private insurers, be successfully marketed, or
           -   achieve market acceptance.

      Our products may also prove to have undesirable or unintended side effects that may prevent or limit their commercial use. At any stage of this complex product development process, products that appeared promising in preclinical studies or Phase I and Phase II clinical trials may not demonstrate efficacy in larger-scale, Phase III clinical trials and will therefore not receive regulatory approvals. Accordingly, any of our product development programs may be curtailed, redirected, suspended or eliminated at any time.

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

      We have conducted, and plan to continue conducting, extensive and costly clinical trials to assess the safety and efficacy of our potential products. The rate of completion of these clinical trials is dependent upon, among other factors, the rate of completion and approval of trial protocols, the availability of funds for trials and the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of our clinical trial protocols, existence of competing protocols, size of patient population, proximity of patients to clinical sites and eligibility criteria for the study. Any delay in patient enrollment will result in increased costs and delays, which could have a material adverse effect on our ability to complete clinical trials in a timely fashion.


      In addition, any failure to meet our testing and development schedules could have a material adverse effect on our business, financial condition and results of operations. Our clinical trials may be delayed by many factors, including:

         -    slower than anticipated patient enrollment,
         - difficulty in finding a sufficient number of patients fitting the appropriate trial profile,
         - difficulties in the acquisition of sufficient supplies of clinical trial materials, or
         - failure to show efficacy in clinical trials or adverse events occurring during the clinical trials.

      Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of each of our products. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development, and could have a material adverse effect on our business, financial condition and results of operations.

      Not all patients enrolled in our clinical trials will respond to our product candidates. Human clinical trials often experience setbacks. Failure to comply with the FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA or Shaman may suspend clinical trials at any time if one or the other concludes that any patients in a trial are exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will demonstrate that any current or future product candidate is safe or effective or that data derived from any such study will be suitable for submission to the FDA or other regulatory authorities. Failure of our clinical trials to demonstrate safety or efficacy in humans could cause the delay, suspension or termination of any product program, including SP-303/Provir, nikkomycin Z and SP-134101, and could have a material adverse effect on our business, financial condition and results of operations.


DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

      The research and development efforts in our diabetes program and, to a lesser extent, in our other programs, have been dependent upon arrangements with Lipha/Merck and Ono and their funding for research and development efforts thereunder. Funding from Ono has concluded and therefore in the future we must rely on continued funding from Lipha/Merck or milestone payments from products developed by either Ono or Lipha/Merck, if any. We may have to seek new collaborations to provide further funding for our diabetes program. We cannot assure our current or future stockholders that we can obtain further funding or that we may ultimately derive any significant revenues from any of our collaborations.

      We expect to seek additional collaborative agreements to commercialize our other product candidates and will, in particular, need to rely on such third party arrangements to commercialize our products, including SP-303/Provir, outside the United States. We may not be successful in negotiating or entering into such agreements on terms favorable to us or at all, and any agreement, if entered into, may be unsuccessful. A failure to successfully enter into such agreements and sell products thereunder would have a material adverse effect on our business, financial condition and results of operations.


RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION

      Technological changes in the pharmaceutical industry are rapid and substantial, and competition from pharmaceutical and biotechnology companies and universities is intense. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources, and represent significant competition for us. Developments by others may render our products or technologies noncompetitive, and we may not be able to keep pace with technological developments. Competitors have, and continue to develop, technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than the products we may develop. These competing products may be more effective and less costly than the products we may develop. In addition, other forms of medical treatment may offer competition to our products. The development of competing compounds could have a material adverse effect on our business, financial condition and results of operations.


GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

      All new drugs, including our products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, as well as comparable agencies in state and local jurisdictions and in foreign countries. These authorities, particularly the FDA, impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. The steps required before a drug may be approved for marketing in the United States generally include:

        -    preclinical laboratory and animal tests,
        -    the submission to the FDA of an IND for human clinical testing,
        - adequate and well controlled human clinical trials to establish the safety and efficacy of the drug,
        -    submission to the FDA of an NDA, and
        - satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is made to assess compliance with Good Manufacturing Practices, or GMP.

      There are many costly and time-consuming procedures required for approval of a new drug, including lengthy and detailed preclinical and clinical testing and validation of manufacturing and quality control processes. Several years may be needed to satisfy these requirements, and this time period may vary substantially depending on the type, complexity and novelty of the product candidate. Government regulation can delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Moreover, the FDA or any other regulatory agency may not grant approval for any products developed or not grant approval on a timely basis, and success in preclinical or early stage clinical trials does not assure success in later stage clinical trials.

      Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if regulatory approval of a product is granted, limitations may be imposed on the indicated uses for a product. Further, later discovery of previously unknown problems with a product may result in added restrictions on the product, including withdrawal of the product from the market. Any delay or failure in obtaining regulatory approvals would have a material adverse effect on our business, financial condition and results of operations.

      The FDA also requires that a drug manufacturer (either Shaman or one of our third-party manufacturers) must have quality controls and manufacturing procedures which conform to GMP, a protocol which must be followed at all times. The FDA strictly enforces GMP requirements through periodic unannounced inspections. The FDA could determine that Shaman's or any third-party manufacturer's facilities and manufacturing procedures do not conform to GMP requirements. Additionally, we or our third-party manufacturers must pass a pre-approval inspection of their manufacturing facilities by the FDA even before we can obtain marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on the marketing of our products or withdrawal of a product from the market.

      The FDA's policies may change and additional government regulations and policies may be instituted, both of which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could have a material adverse effect on our business. We are unable to predict the likelihood of adverse governmental regulation that could arise from future legislative or administrative action, either in the United States or abroad.

      We will also be subject to a variety of foreign regulations governing clinical trials, registration and sales of our products. Regardless of whether FDA approval is obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. Delays in the approval process or the failure to obtain such foreign approvals would have a material adverse effect on our business, financial condition and results of operations.


DEPENDENCE ON SOURCES OF SUPPLY

      We currently import all of the plant materials for our products from countries in Latin and South America, Africa and Southeast Asia. To the extent that our products cannot be economically synthesized or otherwise produced, we will continue to be dependent upon a supply of raw plant material. We do not have formal agreements in place with all of our suppliers. Continued source of plant supply risks include:

         -    unexpected changes in regulatory requirements,
         -    exchange rates, tariffs and barriers,
         -    difficulties in coordinating and managing foreign operations,
         -    political instability, and
         -    potentially adverse tax consequences.

      Interruptions in supply or material increases in the cost of supply could have a material adverse effect on our business, financial condition and results of operations. In addition, tropical rain forests, and certain irreplaceable plant resources therein, are currently threatened with destruction. In the event portions of the rain forests are destroyed which contain the source material from which our current or future products are derived, such destruction could have a material adverse effect on our business, financial condition and results of operations.


LIMITED MANUFACTURING AND MARKETING EXPERIENCE AND CAPACITY

      We currently produce products only in quantities necessary for clinical trials and do not have the staff or facilities necessary to manufacture products in commercial quantities. Therefore, we must rely on collaborative partners or third-party manufacturing facilities. Should we or our third party manufacturers encounter delays or difficulties in producing, packaging and distributing our finished products, clinical trials, regulatory filings, market introduction and subsequent sales of our products could be adversely affected.

   Contract manufacturers must conform to GMP regulations strictly enforced by the FDA on an ongoing basis through their facilities inspection programs. Contract manufacturing facilities must pass a pre-approval inspection of their manufacturing facilities before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver products on a timely and competitive basis. If we are required to manufacture our own products we will be required to build or purchase a manufacturing facility, will be subject to the regulatory requirements described above, to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. We may be unable to manufacture any such products successfully or in a cost-effective manner.

      We currently have no sales staff and may be unable to successfully establish a marketing and sales force. If we are unable to successfully establish a complete marketing and sales force, we may not achieve a successful product entry into the marketplace. Such failure would have a material adverse effect on our business, financial condition and results of operations.


UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS; CURRENT LEGAL PROCEEDINGS REGARDING PATENTS AND PROPRIETARY RIGHTS

      Our success depends in large part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Moreover, others may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to competitive products or processes. Our patent applications may not be approved, we may be unable to develop additional proprietary products that are patentable, issued patents may not provide us with adequate protection for our inventions or they may be challenged by others, or the patents of others may impair our ability to commercialize our products. The patent position of companies in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, or PTO, or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose us to differing risks of commercialization in each foreign country in which we may sell products. Others may independently develop similar products, duplicate any of our products or design around any of our patents.

      A number of pharmaceutical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. The European Patent Office, the French Patent Office, the German Patent Office and the Australian Patent Office have each granted a patent containing broad claims to proanthocyanidin polymer compositions (and methods of use of such compositions), which are similar to our specific proanthocyanidin polymer composition (which covers the active pharmaceutical ingredient in SP-303/Provir), to Leon Cariel and the Institut des Substances Vegetales. The effective filing date of these patents is prior to the effective filing date of our foreign pending patent application in Europe. Certain of the foreign patents have been granted in jurisdictions where examination is not rigorous. Shaman has instituted an Opposition in the European Patent Office against granted European Patent No. 472531 owned by Leon Cariel and Institut des Substances Vegetales. We believe that the granted claims are invalid and intend to vigorously prosecute the Opposition.

      We may be unsuccessful in having the granted European patent revoked or the claims sufficiently narrowed so that our proanthocyanidin polymer composition and methods of use are not potentially covered. There can be no assurance that Daniel Jean, Leon Cariel and the Institut des Substances Vegetales will not assert against us claims relating to this patent. In that event, we may not be able to obtain a license to this patent at all, or at reasonable cost, or be able to develop or obtain alternative technology to use in Europe or elsewhere. The earlier effective filing date of this patent could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications in Europe or elsewhere.

      In the United States, the PTO has rendered judgment in an Interference declared between our issued patent covering our specific proanthocyanidin polymer composition and certain claims of a U.S. application corresponding to the granted European patent of Leon Cariel and the Institut des Substances Vegetales by Daniel Jean and Leon Cariel. Judgment was awarded to Shaman on July 14, 1997. Since the period for appeal has passed, this judgment is now final.

      Additionally, in connection with the Interference proceeding, we have had an opportunity to review the claims and file history of the Daniel Jean and Leon Cariel patent application which, under U.S. patent law, are kept confidential. One broad claim, in particular, of the Daniel Jean and Leon Cariel patent application, which was not involved in the Interference proceeding and which has been indicated to be allowable, covers a large variety of proanthocyanidin polymers. We believe that this broad claim is subject to attack as invalid in view of prior art. Based on knowledge of our specific proanthocyanidin polymer composition, we believe that the manufacture, use or sale of our specific proanthocyanidin polymer composition would not constitute infringement of this broad claim, once it issues. However, if Daniel Jean or Leon Cariel bring an action for infringement of this claim, we may not prevail in defending our beliefs. In addition, if patents that cover our activities have been or are issued to other companies, we may be unable to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology.

      If we cannot obtain such licenses, we could encounter delays or be precluded from introducing our products to the market. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us or to protect our trade secrets or know-how. Additional interference proceedings may be declared or become necessary to determine issues of invention; such litigation and/or interference proceedings could result in substantial cost to and diversion of effort by us and may have a material adverse effect on our business, financial condition and results of operations. In addition, our efforts may be unsuccessful.

      Our competitive position is also dependent upon unpatented trade secrets. All of our employees have entered into confidentiality agreements. However, others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets, our trade secrets may be disclosed or we may be unable to effectively protect our rights to unpatented trade secrets. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, disputes also may arise as to the rights in related or resulting know-how and inventions.

      Patent applications in the United States are generally maintained in secrecy until patents are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first to discover compositions covered by our pending patent applications or the first to file patent applications on such compositions. Our patent applications may not result in issued patents and issued patents may not afford comprehensive protection against potential infringement.

      We currently have 10 U.S. patent applications pending with the U.S. PTO and one international application filed via PCT, but we do not know whether any of these applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated for, among other things, utility, novelty, non-obviousness and enablement. The PTO may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, non-obvious or enabled.

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

      We may not obtain additional patents and the 19 U.S. patents issued to date may not provide substantial protection or be of commercial benefit to us. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of patents owned by or licensed to us or non-approval of pending patent applications could create increased competition, with potential adverse effects on us and our business prospects. In addition, applications of our technology may infringe on patents or proprietary rights of others and licenses that might be required as a result of such infringement for our processes or products may be unavailable on commercially reasonable terms, if at all.

      We cannot predict whether we or our competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to us, may also be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. We may, on a voluntary or involuntary basis, participate in interference proceedings that may in the future be declared by the PTO, which could result in substantial costs to us. The outcome of any such litigation or interference proceedings may not be favorable to us, we may be unable to obtain licenses to required technology or we may be unable to license such technology at a reasonable cost.


YEAR 2000 COMPLIANCE

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

      Based on recent assessments, we have determined that we will be required to certify portions of our software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. We believe that such modification and replacements are not significant, and should such modification and replacements be delayed there would be no material impact on our operations.

      We are approximately 85% complete with the assessment of all internal systems that could be significantly affected by the Year 2000. To date, cost estimates for upgrades for those systems not in compliance total approximately $200,000. After the assessment phase is completed, we will have to purchase, install and test the upgrades to ensure they meet internal year 2000 compliance. We expect to complete our internal year 2000 readiness program in the third quarter of 1999. We have evaluated our financial and accounting systems and concluded that they are not and will not be materially affected by Year 2000 problem. We are in the process of asking our significant suppliers and subcontractors that do not share information systems with us (external agents) whether their systems are Year 2000 compliant. To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

      We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in the first quarter 1999 and determine whether such a plan is necessary.

UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS

      The continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means may materially adversely affect us. For example, in certain foreign markets, the pricing or profitability of health care products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. Although we cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on our ability to raise capital or form collaborations, and therefore the adoption of such proposals or reforms could have a material adverse effect on our business, financial condition and results of operations.

      In addition, in both the United States and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. Even if we succeed in bringing one or more products to the market, reimbursement from third-party payers may be unavailable or may be insufficient to allow us to sell our products on a competitive or profitable basis.


POSSIBLE VOLATILITY OF STOCK PRICE

      From time to time, the stock market experiences significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. Thus, the market price of our Common Stock, like the stock prices of many publicly traded biotechnology and smaller pharmaceutical companies, has been and may continue to be highly volatile. Announcements of technological innovations, regulatory matters or new commercial products by us or our competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of our Common Stock.


ENVIRONMENTAL REGULATION

      In connection with our research and development activities and manufacturing of clinical trial materials, Shaman is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe we comply with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials completely. In the event of such an accident, we could be held liable for any resulting damages. Although we have secured insurance to mitigate such expense, any such liability could exceed our insurance coverage and resources. Such liability could have a material adverse effect on our business, financial condition and results of operations.


ANTI-TAKEOVER  EFFECT OF DELAWARE  LAW AND CERTAIN  CHARTER AND BYLAW PROVISIONS

      Certain provisions of our Certificate of Incorporation and Bylaws make it more difficult for a third party to acquire, and discourage a third party from attempting to acquire, control of Shaman. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. At October 30, 1998, our Board of Directors had the authority to issue up to 459,120 additional shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders.

      The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock with voting rights, while providing desirable flexibility for possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the outstanding voting stock. We may in the future issue shares of Preferred Stock with voting rights. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving Shaman, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.


PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

      Our business exposes us to potential product liability risks which are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical products. Product liability insurance for the pharmaceutical industry generally is expensive. Our present product liability insurance coverage, which includes coverage for acts by third parties, including manufacturers of our product candidates, may not be adequate under all circumstances. Existing coverage will not be adequate as we further develop our products, and we do not know that adequate insurance coverage against all potential claims will be available in sufficient amounts or at a reasonable cost. Some of our development and manufacturing agreements contain insurance and indemnification provisions pursuant to which we could be held accountable for certain occurrences. Such liability could have a material adverse effect on our business, financial condition and results of operations.


LIMITATION OF LIABILITY AND INDEMNIFICATION

      Our Certificate of Incorporation limits, to the maximum extent permitted by Delaware Law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. Our Bylaws provide that we will indemnify our officers, directors, employees and agents to the full extent permitted by the general corporation law of Delaware. We have entered into indemnification agreements with our officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware Law. The indemnification agreements may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. We currently maintain directors' and officers' insurance.

      Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of our Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.


DILUTION

      The biopharmaceutical industry is capital intensive. In this regard we have entered into a number of financings, many of which have included securities that are convertible into shares of

Common Stock. Dilution may occur upon the exercise of outstanding options and warrants and upon conversion of senior convertible notes, the Series A Preferred Stock and the Series C Preferred Stock. Stockholders may also suffer additional dilution if we exercise our right to sell additional shares of our Common Stock to Fletcher International Limited, pursuant to our agreements with such investor.


DEPENDENCE ON KEY PERSONNEL

      Our ability to maintain our competitive position depends in part upon the continued contributions of our key senior management. Our future performance also depends on our ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and we may be unable to continue to attract, assimilate or retain other highly qualified technical and management personnel in the future. The loss of key personnel or the failure to recruit additional personnel or to develop the necessary expertise could have a material adverse effect on our business, financial condition and results of operations.

PART II    OTHER INFORMATION


Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

               In August 1998, we filed a registration statement with the Securities and Exchange Commission (the "SEC") for a public offering of a minimum of 140,000 ("the Minimum") and a maximum of 200,000 (the "Maximum") shares of Series C Convertible Preferred Stock for gross proceeds of a minimum of $14.0 million and a maximum of $20.0 million (the "1998 Public Offering"). Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends paid semi-annually in each year to the holders of record of such shares as follows: (i) a stock-on-stock dividend of $10.00 per annum, paid in arrears, in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10 trading day period ending three trading days prior to the date on which the dividend is paid); plus (ii) a cash amount equaling 0.00005% of the Company's United States net sales, if any, for the preceding two calendar quarters of its SP-303/Provir product for the treatment of diarrhea (equivalent to a 7% royalty for the Minimum and a 10% royalty for the Maximum of the aggregate shares of Series C Preferred Stock) less $5.00 (the value of the semi-annual stock dividend). If, under Delaware law, the Company is unable to pay the cash amount of the Dividends, then the cash portion of the Dividends shall be payable in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10 day trading period ending three trading days prior to the date on which the dividend is paid). Each share shall be convertible at any time commencing on the date on which any shares of Series C Preferred Stock were first issued and continuing for a period of 30 days thereafter, and again commencing 12 months after such initial issuance date at the election of each holder, and automatically on the sixth anniversary of the initial issuance date into greater of (i) 16.6667 shares of Common Stock or (ii) such number of shares of Common Stock as equals $100 divided by 85% of the average closing price of the Common Stock reported by the Nasdaq Stock Market for the 10 trading day period ending three trading days prior to the date of conversion. The registration statement was declared effective by the SEC on August 14, 1998.

               In September 1998 and October 1998, we completed two separate closings of the Series C Convertible Preferred Stock offering for aggregate gross proceed of $14.1 million. Of the 200,000 maximum shares registered, an aggregate of 140,880 shares were sold to the investors and the remaining 59,120 shares were deregistered. During the initial 30 day conversion period, a total of 24,922 shares of the Series C Convertible Preferred Stock were converted into an aggregate of 1,861,550 shares of Common Stock at a conversion price of $1.33875 per share.

               In connection with the issuance of the Series C Convertible Preferred Stock, we recognized a non-cash charge in the amount of $679,000 in the third quarter ended September 30, 1998.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other information

           The Company accepted the resignation of Atul Khandwala, Senior Vice President, Development and Regulatory Officer, effective October 1998.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.         Description
           27.1           Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1998


                               Shaman Pharmaceuticals, Inc.
                                  (Registrant)



                               /s/   Lisa A. Conte
                               -------------------------------------
                               Lisa A. Conte
                               President and Chief Executive Officer
                               (principal executive officer)




                               /s/   Stephanie C. Diaz
                               -------------------------------------
                               Stephanie C. Diaz
                               Chief Financial Officer
                               (principal  financial  and  accounting officer)