Form 10-K
period 1998-12-31
SHAMAN PHARMACEUTICALS INC
filed 1999-04-01
CIK 891933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K
                        For Annual and Transition Reports
                     Pursuant to Sections 13 or 15(d) of the
                       Securities and Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on the Nasdaq OTC Bulletin Board on February 26, 1999 was $0.343.*

   The number of shares of the Registrant's Common Stock outstanding was 33,277,402 as of February 26, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting are incorporated herein by reference into Part III of this Report.
----------

* Excludes 629,060 shares of the Registrant's Common Stock held by executive officers, directors and affiliated parties at February 26, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

PART I

Item 1. Business

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties that are described more fully in "Risk Factors." While this outlook represents our judgment on the current and future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the success of Shaman Pharmaceuticals, Inc. Actual results may differ materially from any future performance suggested in this report.

BUSINESS

Overview

      Shaman Pharmaceuticals, Inc. ("Shaman" or the "Company") is focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. Until December 1998, the Company was solely focused on developing pharmaceuticals products derived from tropical plant sources. As a result of the U.S. Food and Drug Administration
("FDA") response to its leading pharmaceutical product candidate and insufficient resources to continue the costly process of pharmaceutical development, the Company restructured its business to focus on the development and marketing of dietary supplements. As a result, the Company now has available for out-licensing its pipeline of novel pharmaceutical product candidates for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

Background

Pharmaceuticals

      The worldwide market for pharmaceuticals continues to grow at a rapid pace. Much of this growth is driven by new product development, including novel compounds and formulations. Technological advances in the pharmaceutical industry are rapid and substantial, and competition is intense among pharmaceutical and biotechnology companies and universities to develop and introduce new products.

      Pharmaceutical companies, both large and small, are looking for innovative products available for in-license to enhance their existing product portfolios. Products that have an entirely different approach or means of accomplishing the desired therapeutic effect than products currently available are particularly in demand. In addition, companies are looking to develop or in-license products that may be more effective and/or less costly than those currently available, or those that could offer an alternative to other, more invasive forms of medical treatment.

Botanicals

      In 1997, the U.S. dietary supplement market was $12.9 billion. Of this, nearly $4.0 billion were herbal or botanical dietary supplements ("BDSs"). In 1998, this number was projected to reach $5.0 billion, with a compounded yearly growth rate of 15% to 25%. In 1997, 24% of U.S. households reported using BDSs. The growth of this market has been led by consumers who are interested in alternative, non-pharmaceutical options for treating symptoms, fulfilling unmet dietary needs, and optimizing health, either as an alternative to, or in conjunction with, more conventional medical approaches. The Company believes that the use of these products will continue to expand based upon the aging of the population, increasing scientific evidence and acceptance by the conventional medical establishment, and the recent entrance of powerful consumer companies which provide greater product confidence, while growing the base of consumer users.

      Based upon market forces, the Company believes that room exists for significant continuing growth of the dietary supplement market and expects the two key drivers of market growth to be (1) growth in the number and breadth of consumers utilizing these products; and (2) continuing effective product innovation to fuel both trial and repurchase.

      Growth in the number and breadth of consumers utilizing these products has already begun, and is based in part upon the entrance of the large consumer healthcare companies into the BDS market. These companies have increased the visibility of BDSs, placing them not only in local health food stores but also in neighborhood grocery stores, drug stores, and mass merchandisers. Additionally, these companies are spending on large direct-to-consumer advertising campaigns, placing advertisements during primetime television and in mainstream newspapers and magazines. Consumer surveys show this has resulted in a broader base of consumers being educated about, trying and utilizing dietary supplements.

      Simultaneous with the broadening of the consumer base, the BDS market has grown partially as a result of the media highlighting new products. For example, in 1997, ABC's 20/20, The New York Times and Newsweek carried a series of stories about St. John's wort, increasing trial and usage dramatically.
Interestingly, while the month-on-month growth of St. John's wort has now slowed, this initial increase in sales has been maintained throughout the industry. These new product "bursts" have fueled episodic but sustained market growth by driving new purchases, and in the process, the repurchase of other products once the consumer is at the point of purchase. Hence, the industry's view is that the media and consumers are looking for continuing effective product innovation--for the next St. John's wort--to fuel both trial and repurchase. Products with a proprietary position have proven to be particularly successful in the past.

      Finally, as more consumers have entered the dietary supplement market, they have also begun to demand better quality, more consistency and standardization of products, and scientific evidence regarding the safety and efficacy of products. Increased demand has also strained the supply of natural plant material for some popular products. Not all companies in the industry have proven capable of meeting these consumer demands.

Strategy

Pharmaceuticals

      To date, Shaman Pharmaceuticals has been primarily focused on discovering and developing novel pharmaceutical products for major human diseases by isolating and optimizing active compounds found in tropical plants with a history of medicinal use. The Company has conducted human clinical trials with its three lead product candidates -- SP-303/Provir (Phase III/II), nikkomycin Z (Phase I) and SP-134101 (Phase I) -- targeting five indications. Due to unforeseen delays and costs necessary to complete additional trials for its lead compound, SP-303/Provir for the treatment of diarrhea in people with AIDS, the Company has chosen to discontinue all pharmaceutical development, manufacturing and marketing activities. See "Business--Product Candidates--Pharmaceuticals." The Company now intends to sell or outlicense worldwide marketing rights to its pharmaceutical assets. The Company now plans to focus its efforts on its Botanicals division.

Botanicals

      The concept for Shaman's Botanicals division was developed in 1998, and it has become the focus of Shaman's operations in 1999. The purpose of the Botanicals business is to discover, develop and market novel, proprietary botanical dietary supplements derived from tropical plant sources. The unique positioning of Shaman's Botanicals business stems from significant financial investment, more than 10 years of extensive field research by its teams of ethnobotanists and physicians, and pharmaceutical-level chemical standardization, biological and clinical testing. In the last decade, Shaman has amassed a large body of information on the health benefits of thousands of tropical plant species that have a history of human use and has organized this into an extensive relational database. This database includes over 2,600 tropical plants, many of which have not been introduced or fully developed in the U.S. dietary supplement market. Shaman has identified plants with a documented ethnomedical history of use in its library and database of botanicals for use in key market categories with significant commercial potential. Because many of these plants reflect the previously untapped plant diversity of the rain forests, many represent novel botanical products that have the opportunity to attain a strong, proprietary market position.

      Shaman has the opportunity to differentiate its product candidates in consumers' minds relative to those of Shaman's competitors. Key points of differentiation include:

      1) Novel plants/products for unmet needs;
      2) Documented, first-hand field experience with traditional use;
      3) Rainforest-based plants and products (most plants currently come from temperate areas);
      4) Shaman's commitment to conservation and reciprocity;
      5) Sustainable sourcing and supply;
      6) Quality manufactured, standardized products; and
      7) Science-backed, clinically-tested products.

      Shaman's marketing strategy for dietary supplements involves a step-wise product introduction and distribution approach. First, Shaman plans to launch by themselves their first product, SB-300, a product to promote normal bowel function, to the HIV/AIDS Community through Internet and direct response marketing. Next, Shaman plans to partner and possibly co-brand with first-rate, quality partners in the two key growth channels of distribution: mass market and multi-level (or network) marketing. Finally, building on the expected growing recognition of the Shaman brand name (built by product introduction particularly in the mass market), Shaman plans to broaden its Internet presence beyond the HIV/AIDS niche to include a full line of Shaman botanicals, and will also explore niche retail opportunities. Shaman currently does not intend to target the traditional health food channel.

Product Discovery and Development Process

      Shaman builds on the knowledge and expertise of ethnobotanist and physician teams who work with traditional healers to identify effective treatments in the therapeutic areas targeted by the Company. These teams gather comparative data on traditional medicinal and health uses of plants from geographically diverse tropical areas and prioritize plant candidates based on common use among cultures and other factors. The prioritization process includes cross-checking field-derived information against the results of literature searches as to chemical constituents, previously discovered biological activity and other reported medicinal uses. This process is integral to both Shaman's pharmaceutical and dietary supplement discovery and development programs.

Pharmaceuticals

      The Company believed that by focusing on drugs extracted from plants with a long history of medicinal use, its drug discovery efforts would be quicker and more likely to lead to safe and effective pharmaceuticals.

      Shaman's strategy was to employ a drug discovery process focused on diseases that:
         -- appear to result from multiple and, in many cases, unknown causes and therefore may not be amenable to a targeted in vitro drug discovery process;
         -- occur in the rain forests and are readily recognized and treated by traditional healers (e.g., foot ulcers, sweet urine, poor eyesight and fungal infections are often predictive of Type II diabetes); and
         -- allow the plant extract treatment to be confirmed in a whole animal model and then purified to isolate the active compound.

      Shaman  believed  this  drug  discovery   process  provided  it  with  the
opportunity to:
         -- identify  novel  methods of treating diseases with  therapeutic relevance;
         -- discover  new  chemical  entities or new classes of compounds to treat disease; and
         -- provide early confirmation of efficacy and safety.

      Through its process, the Company had significant success in identifying and developing pharmaceutical candidates, particularly through the preclinical and early clinical stages. These efforts have produced a portfolio of product candidates for outlicense.

Botanicals

      Shaman was able to initiate its Botanicals business by further exploring the botanical library and pipeline it has developed over the past 10 years. In the last decade, Shaman has amassed a large body of information on the healing benefits of thousands of tropical plant species that have a history of human use and has organized this into an extensive relational database. This database includes over 2,600 tropical plants, many of which have not been introduced or fully developed in the U.S. dietary supplement market. Currently, most dietary supplements come from plants from temperate regions. Shaman has identified plants with a documented ethnomedical history of use in its library and database of botanicals for use in key market categories with significant commercial potential.

      Shaman intends to differentiate itself within the BDS marketplace by backing novel products and promotion with quality research, development and manufacturing, a carry-over from its pharmaceutical culture and skill base. Given consumer demand for quality and the relative lack of specific regulatory standards in the dietary supplement industry, Shaman intends to set its own standard for quality and product standardization for its botanicals products. The Company will develop chemical markers and standardization processes for all its products, including safety verification and where appropriate, human clinical testing of potential products. Once completed, published clinical data can be utilized for educational purposes with consumers and retailers seeking more information about our products. These elements, along with unique formulations, and existing and future patents, should add to the proprietary position of Shaman's products.

Product Candidates

Pharmaceuticals

      The Company has conducted human clinical trials with its three lead product candidates -- SP-303/Provir (Phase III/II), nikkomycin Z (Phase I), and SP-134101 (Phase I) -- targeting five indications.

      Of these, the most advanced, SP-303/Provir, was being developed for an initial indication for the treatment of diarrhea in people with AIDS. In December 1998, the Company completed a positive Phase III human clinical trial of SP-303/Provir for the AIDS indication. These results came at the end of a two-year history of positive communication and collaboration with the FDA, during which time the product had been granted "fast track" designation, and the FDA had advised the Company that upon completion, data from its single Phase III study, along with corroborative information from a previously completed positive Phase II trial, could serve as the basis for the submission of a New Drug Application ("NDA"). However, subsequent advice from the FDA in January 1999 indicated that additional studies and/or data may be necessary for a successful filing. This advice led the Company to believe it did not have adequate data for a successful NDA package in 1999. Given the time delay and additional investment necessary to complete additional trials, the Company determined it could not meet these requirements.

      The Company now intends to outlicense worldwide marketing rights to SP-303/Provir. Further, it has discontinued all pharmaceutical development, manufacturing and marketing activities and plans to outlicense or sell all of its pharmaceutical assets.

      The following table describes the major therapeutic areas in which the Company has had active product development and research. Efforts will be made to outlicense all of these pharmaceutical programs:


Product         Indication          Status                    Commercial Rights
-------         ----------          ------                    -----------------
Provir          AIDS-associated     Completed Phase III       Shaman
                 diarrhea           study in Q4, 1998.
                                    Completed a Phase II
                                    efficacy study in Q4, 1997

Provir          Watery diarrhea     Completed two Phase II    Shaman
                                    efficacy trials in Q3,
                                    1998. Completed
                                    initial Phase II
                                    efficacy studies in
                                    1996 & 1997

Provir          Pediatric           Formulation to be         Shaman
                 diarrhea           developed

Nikkomycin Z    Endemic mycoses     Completed Phase I study   Shaman
                                    in Q2, 1997.

Nikkomycin Z    Azole-resistant     Initiation of clinical    Shaman
 and Azoles      Candida            program pending pre-
                                    clinical development
                                    by Pfizer

SP-134101       Type II Diabetes    Completed Phase I study   Shaman
                                    in Q1, 1998

Oral            Type II Diabetes    Preclinical,              Ono; Lipha/Merck;
 antihyperglycemic                  29 compounds              and Shaman. Shaman
 compounds                                                    receives royalties
                                                              on sales outside
                                                              the U.S. and
                                                              profit sharing in
                                                              the U.S.



SP-303/Provir

      The Shaman-patented compound SP-303 is the active ingredient in SP-303/Provir. SP-303 is extracted from the latex of the Croton lechleri tree, which grows abundantly in Latin America. Croton latex extractions are used orally by many native cultures throughout Latin America for a variety of medicinal purposes, including gastrointestinal problems as well as respiratory infections.

      Preclinical studies indicate that SP-303/Provir inhibits the secretion of chloride ions from intestinal cells, specifically countering fluid loss, a fundamental mechanism causing diarrhea. Based on its mechanism of action and results of initial clinical testing, it appears that SP-303/Provir does not affect the normal motility of the intestine. In clinical trials, the Company determined that SP-303/Provir is not appreciably absorbed, a critical advantage in that it reduces the potential for interactions with other drugs and minimizes side effects.

Diarrhea in People with AIDS/HIV

      SP-303/Provir demonstrated positive results in a Phase III human clinical trial for the treatment of diarrhea in people with AIDS, which was completed in December 1998. This double-blind, randomized, placebo-controlled study was divided into two treatment phases: an inpatient phase of six days and an outpatient phase of three weeks. During the inpatient phase, 400 patients were enrolled, and patients were randomized to treatment for six days with either placebo or one of three SP-303 doses/formulations given four times per day:
250mg tablets or 500mg tablets or 500mg beads. Responders in the inpatient phase were allowed to continue on their same regimen during the outpatient phase. In the primary efficacy endpoint, reduction in total daily stool weight during the inpatient phase, the 500mg tablet group achieved a favorable result versus placebo by two different methods of intent-to-treat statistical analysis. An analysis of the reduction from baseline to the end of treatment yielded a value of p=0.075. A random regression analysis (which measures rate of reduction over the course of treatment), yielded a value of p=0.033. Other doses/formulations did not produce a meaningful change during the inpatient phase. In the outpatient phase, the 500mg tablet group saw a sustained effect and the drug was well tolerated throughout the study. The study includes both an in-patient and an out-patient phase for a total of four weeks of treatment. The primary endpoint for this study is a reduction in stool weight, data for which is collected during the in-patient phase of the study.

       A Phase II study, which was completed in October 1997, and data therefrom presented at the 12th World AIDS Conference in Geneva, Switzerland in July 1998, demonstrated a significant treatment effect for chronic diarrhea in people with AIDS. The results of the study suggested that SP-303/Provir is effective in reducing stool weight and abnormal stool frequency in people with AIDS and diarrhea. In addition, treatment with SP-303/Provir was well tolerated with no imbalance between treated and placebo groups in the occurrence of adverse events.

Watery Diarrhea

       In July 1998, the Company completed two separate Phase II dose optimization studies of SP-303/Provir in acute watery diarrhea patients from two different populations. Both studies were double-blind, randomized, placebo-controlled.

      The first study further validated SP-303/Provir's ability to treat traveler's diarrhea in Americans travelling in Jamaica and Mexico. The study involved 184 patients treated for two days on an outpatient basis with either placebo or one of three SP-303/Provir doses given four times per day: 125mg, 250mg or 500mg. In the key efficacy endpoint, time to last unformed stool ("TLUS") over 48 hours (the standard for measurement in acute watery diarrhea studies), all doses reached a highly statistically significant (p=0.01) result versus placebo. The study showed SP-303/Provir to be well tolerated. More than 35 million individuals travel annually to countries that present the risk of traveler's diarrhea.

      The second study evaluated SP-303/Provir in Venezuelan nationals who locally contracted acute watery diarrhea. A total of 140 patients were enrolled in the trial, which took place in a hospital setting. SP-303/Provir treatment with 125mg four times per day for two days resulted in statistically significant earlier resolution of diarrhea as compared to placebo, as measured by TLUS over 48 hours. Results for patients treated with 250mg and 500mg doses did not achieve statistical significance. This study also showed SP-303/Provir to be well tolerated.

Nikkomycin Z

      Nikkomycin Z was licensed in 1995 from Bayer AG. See "Business--Customers and Partners--Pharmaceuticals." Nikkomycin Z is an orally administered product candidate designed for the treatment of endemic mycoses and other systemic fungal infections. Nikkomycin Z is novel in its mechanism of action against fungal infections. Preclinical studies of nikkomycin Z indicate that it is fungicidal and could prove superior to current treatments. By inhibiting chitin synthetase, which is found in the cell walls of most fungi, but not in mammalian cells, nikkomycin Z inhibits cell wall synthesis, ultimately causing fungal cells to expand and burst. The lack of chitin in mammalian cells should prevent similar damage to normal cells in tissues affected by these fungal infections. A single-dose Phase I trial in the United Kingdom was completed in 1997.

SP-134101

      SP-134101 is a Shaman oral product candidate for the treatment of Type II diabetes. It is covered by an allowed patent application for methods of use. In January 1998, Shaman completed a Phase I human clinical trial for SP-134101, the first product to emerge from the Company's diabetes discovery effort. In preclinical studies, SP-134101 has been shown to lower blood glucose, triglycerides, and blood pressure, in vivo. SP-134101 appears to work by increasing glucose uptake in the peripheral tissues and decreasing triglyceride output from the liver.

Diabetes Discovery

      Shaman focused on the development of oral antihyperglycemic (blood glucose lowering) agents for the treatment of Type II diabetes. Since the start of this program, the Company identified 29 orally-active compounds for which, to date, 19 original U.S. patent applications have been filed (10 of which have been issued) and 11 international patent applications have been filed. These compounds represent new classes and, potentially, new methods for treating Type II diabetes.

      The diabetes research and development program served as the basis for Shaman's collaborations with Lipha S.A., a wholly-owned subsidiary of Merck KgaA, Darmstadt, Germany ("Lipha/Merck") and Ono Pharmaceutical Co. Ltd. of Osaka Japan ("Ono"). See "Business--Customers and Partners--Pharmaceuticals."

Botanicals

      Shaman has strategically identified multiple areas of dietary supplement product interest and has identified specific priority product candidates focused on the overlap of: (1) key market categories with significant commercial potential, (2) the needs of an aging demographic in the U.S. population, (3) areas where quick, symptomatic relief could be observed, and (4) areas where the Company has first-hand ethnomedical experience and where sustainable supply exists. Some of these proposed product areas include gastrointestinal relief, energy boosters, sexual function aids, antioxidants, sleeping aids, calming agents and weight management.

      Shaman expects that its first dietary supplement product will be SB-300, for promoting normal bowel function. SB-300 is an extract of Croton lechleri, a plant used by indigenous people for relief of gastrointestinal symptoms, and contains a chemical marker, SP-303, a patented, clinically proven antidiarrheal. SB-300 also has a patented formulation. Shaman plans to market this product themselves initially to the HIV/AIDS Community through the direct response and Internet channels. The Company is also exploring other products appropriate for use by the HIV/AIDS consumer which could be sold on its website, including some products currently available on the market, as well as future applications of our own novel, proprietary products.

      In addition to SB-300, Shaman's two near-term product lines are the "Croton Line," which currently includes four product candidates, and the "EthnoEssentials Line" which includes multiple product candidates culled from the Company's ethnomedical library.

      The Croton Line is currently a series of four product candidates, all of which are derived from the Croton lechleri tree that grows abundantly in South America. Drawing from knowledge of traditional uses, the material from different parts of the tree will serve as the basis for the Company's products. This concept of basing a line of products on a single plant with multiple known traditional uses has been a successful model in the natural products sector, including product lines based on hemp and the tea tree. Shaman expects that its Croton Line of products could include:
     * GI-300, an oral dietary supplement to promote normal bowel function made from a portion of the latex or sap of the tree that includes a compound with clinically proven antidiarrheal activity;
     * IBS-400, an oral dietary supplement that helps support normal stomach and bowel function and includes a clinically proven antidiarrheal component along with three other recognized products clinically proven to relieve common symptoms of irritable bowel syndrome in a unique patented formulation;
     * Cold Sore-CL, a topical cold sore product made from a broader cut of the latex (a by-product of making GI-300 and IBS-400) that includes two active compounds, one with clinically-tested anti-herpes activity and another with documented wound healing effects;
     * AntiOx-CL, an oral dietary supplement made from bark remaining after extracting the latex and which includes recognized antioxidant compounds.

      In addition to the attractive single plant theme of the Croton Line, it is also a compelling conservation story. Nearly every part of the plant can be efficiently utilized in the production process.

      The EthnoEssentials Line is expected to initially be a series of six products, with additional products from the botanical library expected to follow. The common denominators in the line will the products' tropical rainforest origins, history of traditional use and first-hand ethnomedical validation, and the sustainably harvested, responsible sourcing of their raw material. According to Shaman's research in the botanicals industry, the Company believes there are currently no other product lines in the U.S. based solely on rainforest and ethnomedical roots. Shaman therefore should be able to create a novel space in the market, similar to what has previously been done by product lines focused on Chinese herbs or Ayurvedic botanicals.

      The EthnoEssentials Line of products is expected to include:
      *   Ethno-Energy, a dietary supplement to promote and maintain energy;
      *   Ethno-Ox,   a  dietary   supplement  with  antioxidant   properties;
      *   Ethno-Calm, a dietary supplement to promote and maintain a sense of well-being;
      *   Ethno-Rest,   a  dietary   supplement  to  promote   restful  sleep;
      *   Ethno-Fit, a dietary supplement to maintain weight; and
      * Ethno-Vigor, a dietary supplement to promote vigor and performance, for both males and females.

      The EthnoEssentials Line could feature packaging that includes stories and pictures relating to the traditional origins of the products, including geography, tribes, and folklore. In addition to the attractive rainforest and traditional use themes of this line, the EthnoEssentials Line can feature packaging and labeling highlighting Shaman's commitment to reciprocity of the cultures and peoples with which it works, as well as its attitude towards conservation and sustainable harvesting. The Company can further highlight the Healing Forest Conservancy, a non-profit organization supported by Shaman and dedicated to maintaining biological and cultural diversity in rainforest areas. See "Business--Community Commitment--The Healing Forest Conservancy." Highlighting a company's commitment to causes has been successful in other consumer products models, such as Ben & Jerry's Homemade Inc.'s "1% for Peace," a commitment to give one percent of profits to organizations supporting disarmament.

      Another potential product opportunity is a proprietary, enhanced formulation of one of the world's leading phytomedicines. All of these potential products are based on plant material on the grand-fathered old dietary ingredient ("ODI") list, allowing for immediate product introduction without a need for regulatory application or approval. See "Business--Government Regulation--Botanicals."

      The Company believes its current and prior research and development efforts would allow it to introduce up to ten products, including human clinical testing, within the first two years of its Botanicals operations. All of these product areas offer significant opportunity for growth.

Sales and Marketing

Pharmaceuticals

      The Company intends to sell or outlicense  worldwide  marketing  rights to
its   pharmaceutical   assets.   See   "Risk    Factors--Pharmaceuticals    Risk
Factors--Dependence on Collaborative Relationships."

Botanicals

      Shaman's marketing strategy for dietary supplements involves a step-wise product introduction and distribution approach. Shaman first plans to launch by themselves SB-300 to the HIV/AIDS Community through Internet and direct response marketing. Next, Shaman plans to partner and possibly co-brand with first-rate, quality partners in the two key growth channels of distribution: mass market and multi-level (or network) marketing. Finally, building on the expected growing recognition of the Shaman brand name (built by product introduction particularly in the mass market), Shaman plans to broaden its Internet presence beyond the HIV/AIDS niche to include a full line of Shaman botanicals, and will also explore niche retail opportunities. Shaman currently does not intend to target the traditional health food channel.

       With respect to promotion, Shaman anticipates it will be responsible for the cost of promotion only in the Internet/direct response channel. It behooves Shaman, both in terms of cost and expertise, to allow partners in other channels to be responsible for promotion. One of the key points of negotiation in outlicensing to other channels is expected to be a commitment to a sufficient level of promotional support for Shaman's products, including prominent use of the Shaman brand name.

Customers and Partners

Pharmaceuticals

      The Company continues to pursue discussions for the outlicensing of its pharmaceutical assets.

      In September 1996, the Company entered into a five-year collaborative agreement with Lipha/Merck to develop jointly Shaman's antihyperglycemic drugs. In exchange for development and marketing rights in all countries except Japan, South Korea and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck agreed to provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Company's Common Stock at the time of purchase. Of the $4.5 million received on signing the agreement, $1.5 million was an up-front research payment and $3.0 million was structured as an equity investment. The agreement also provided for additional preclinical and clinical milestone payments (certain of which clinical milestones are creditable against future royalty payments) to the Company in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized.

      Lipha/Merck was to bear all preclinical, clinical, regulatory and other development expenses associated with the compounds selected by Lipha/Merck under the agreement. In addition, as products were commercialized by Lipha/Merck, Shaman would receive royalties on all product sales outside the United States and up to 50% of the profits (if the Company was to exercise its co-promotion rights, which does not require any clinical development cost reimbursement) or royalties on all product sales in the United States. Certain of the milestone payments will be credited against future royalty payments, if any, due to the Company from sales of products developed pursuant to the agreement.

      On December 2, 1998, the Company renegotiated the terms of the existing agreement with Lipha/Merck. Under the new terms, the Company forgave $6.0 million in aggregate payments due over the remaining term of the original agreement in exchange for a one-time up-front payment of an aggregate of $2.0 million, consisting of a $1.0 million research payment (which remains recorded as deferred revenue that the Company has not yet earned) and a $1.0 million equity investment.

      The Company is currently in negotiations with Lipha/Merck for the discontinuation of their research agreement. Lipha/Merck will make no further research payments, and unless the Company was to conduct further internal development efforts, it is not clear whether there would be any continuation of payment for development costs, milestone and royalty payments, for the compounds that have already been discovered if any of these product candidates continue into development and clinical trials, or commercialization, based on Lipha/Merck's efforts. The Company and Lipha/Merck are in discussions regarding the dissolution of this relationship.

      In May 1995, the Company entered into a collaborative agreement with Ono providing for, among other things, three years of funding for the research and development of compounds for the treatment of Type II diabetes. Under the terms of the agreement, Shaman screened 100 diabetes-specific plants per year in vivo, isolated and identified active compounds, and participated in any medicinal chemistry modification. In turn, Ono provided Shaman with access to Ono's preclinical and clinical development capabilities through proprietary in vitro assays and medicinal chemistry efforts. Ono's development and commercialization rights were for the countries of Japan, South Korea and Taiwan. Under the terms of the agreement, Ono provided $7.0 million in collaborative research funding and agreed to pay preclinical and clinical milestone payments of $4.0 million per compound for each antidiabetic drug that may be selected and commercialized. Of the $3.0 million received on signing the agreement, $1.0 million was an up-front research payment. Shaman received an additional $1.0 million payment (beyond the $7.0 million commitment) in December 1996 for enhanced access rights to these compounds. In May 1998, the Company's collaborative agreement with Ono expired under the original terms of the agreement and was not renewed. Although the on-going research funding period under such agreement has expired, Ono continues to have contractual obligations to the Company for the potential payment of milestones and royalties. There can be no assurance that such milestones will be attained or that the Company will receive any future milestone payments or royalties from Ono.

      In June 1995, the Company licensed several patents from Bayer AG relating to the use of nikkomycin Z and the composition and use of nikkomycin Z in combination with other antifungal compounds for the development of antifungal agents. Under the terms of the agreement, the Company has paid Bayer AG an initial milestone payment and may be required, upon the occurrence of certain events, to make additional milestone payments and to pay royalties on any commercialized products derived from the agreement. In order to outlicense nikkomycin Z, further negotiation with Bayer would be required.

      In February 1990, the Company entered into a license agreement with Dr. Michael Tempesta. There currently exists a dispute with Dr. Tempesta over the scope and coverage, if any, of the license. The maximum royalty claimed by Dr. Tempesta is two percent on net sales of a certain antiviral agent. In November 1996, a demand for arbitration was filed by the Company to address a claim by Dr. Tempesta that the royalty will be payable with respect to either or both of Provir and Virend. See "Legal Proceedings."

Botanicals

      The customer base for dietary supplements in the United States is growing. In recent consumer surveys, 25% to 30% of consumers report having utilized a BDS, and 36% report moderate to heavy use of alternative medicine.

      Shaman believes that its Botanicals business has two key near-term customers: consumers, initially targeted in the HIV/AIDS Community, who could purchase its first product, SB-300, for normalizing bowel function, and mass market and multi-level companies that are interested in licensing or partnering with Shaman for the marketing of its products.

Potential SB-300 Customers

      Diarrhea in people with HIV and AIDS is a devastating syndrome. In 1997 in the United States, there were an estimated 225,000 people with AIDS. In 1997, between 650,000 and 900,000 individuals in the United States were believed to be infected with HIV. While fewer people are dying of AIDS, new cases of AIDS and HIV are still increasing and people are now living longer with both AIDS and HIV. Sources indicate that, of the combined HIV and AIDS population in the United States, approximately 20% to 40% suffer with diarrhea at any given time, with an average duration of 90 days per year. Although protease inhibitors and highly active antiretroviral therapy have improved the prognosis for people living with HIV and AIDS the problem of diarrhea persists, and in many cases is drug-related, representing a serious unmet medical need.

      Diarrhea in people with AIDS and HIV not only compromises the health and quality of life of individuals attempting to live a normal lifestyle but also has been shown to dramatically increase the cost of these individuals' medical care. Furthermore, people with chronic diarrhea are forced to restrict their daily activities to accommodate the disruptions caused by this condition because current symptomatic therapies provide either poor relief or undesirable side-effects.

      The Company believes that a product that normalizes bowel function while positively impacting health, quality of life and/or the cost of care represents a focused, large, and untapped market opportunity. Shaman believes that the competitive promotional response will be limited in this discrete market because currently neither any specific dietary supplements nor any over-the-counter antidiarrheals have targeted promotion to this population, likely because they have no indication or studies in this patient population. Further, Shaman hopes eventually to build a niche market position by catering specifically to the needs of the HIV/AIDS Community with eventually a full product line.

Potential Partners

        Shaman is actively engaged in partnering discussions with top tier companies in both the mass market and multi-level dietary supplement arenas. No agreements have been reached or entered into to date.

Potential Partners: Mass Market

      The entrance of large healthcare and consumer products companies into the dietary supplement industry has fueled the expanded placement of BDSs beyond local health food stores, and into neighborhood grocery stores, drug stores and mass merchandisers. To promote this placement, these companies are spending huge sums on advertising and promotion relative to previous marketing budgets for dietary supplements that rarely topped $1 million. For example, in 1998, American Home Products Corporation spent an estimated $12 million on its
Centrum(R) line, Bayer Corporation spent an estimated $35 million on its One-A-Day(R) line of eight products, and Warner-Lambert Company spent an estimated $15 million on its Quanterra(R) line of two products. Large expenditures like these would have been unwise historically because sales of single products or even lines of products rarely passed the single-digit million mark. However, industry analysts now report much higher sales figures. For example, American Home Products, Bayer and Warner-Lambert are forecasting combined first year sales of over $100 million for their botanical lines, largely a result of significant promotion. Through increased promotional budgets, companies such as these are educating more consumers about the benefits of herbal and botanical products, thereby increasing trial and repurchase. If these trends continue, the growth of the BDS market could far surpass growth in the past.

      The Company believes that another key driver of continued growth will be the introduction of new BDS products. Introduction of new products has in the past not only brought new consumers into the market but also fueled the repurchase of other existing botanicals. The large healthcare and consumer products companies are currently tapping into the commonly known commodity botanical products, primarily of European origin. Once growth of these products is maximized, novel proprietary products will be needed, and Shaman believes it is uniquely positioned to meet this need in certain market areas.

      Shaman plans to partner with mass market companies in order to expand the advertising and promotion of its BDS products. Such a partnership would combine the benefits of Shaman's new products with the partner's ability to generate large advertising and public relations campaigns for its new product lines similar to those created for existing consumer product lines. In addition, Shaman could pursue a licensing arrangement, such as that completed between PharmaPrint, Inc. and American Home Products, in which Shaman could co-brand a product or product line with a partner.

Potential Partners: Multi-Level

      Multi-level marketing, or "MLM," is a system of network marketing comprised of two components: one-on-one selling and yearly sales conventions. Distributors, usually individuals looking for a home-based business or the opportunity to supplement their regular income, sell products to friends and relatives. Distributors are incentivized to sign-up their friends as distributors, and they receive in return an incentive for all the sales in their network. Hence, the impact is that of an ever-growing customer base that is somewhat captive and more predisposed to purchase than the broad consumer public. In addition, this type of selling makes product stories very important, as distributors need to believe in the products they are selling to friends.

      The primary form of promotion in the MLM channel, beyond one-on-one selling, is the yearly sales convention. Each year, all distributors are brought together for a multi-million dollar sales convention. On-stage presentations are given on four to five key new products, or a product line, being launched in the coming year. The history of the products, testimonials and their uses are discussed. Then, distributors are sent back to their homes for another year of selling. During the year, incentives may be given for reaching certain sales quotas on a particular product or product line.

      Dietary supplements have been a mainstay of the MLM industry. However, botanicals are a newer player on the scene. Some multi-level firms such as AmWay Corporation, with its NutriLite line, and Nu Skin Enterprises, Inc. have embraced the commonly used commodity botanicals. However, it is new products that fuel the growth in MLM.

      Shaman's products lend themselves to this market for several reasons. Shaman has truly novel products--the lifeblood of this channel. Further, the origins of Shaman's products are unique and lend themselves to the type of interesting selling stories required for peer-to-peer selling. These would make for entertaining sales convention presentations, featuring famous ethnobotanists and the rainforest. Additionally, Shaman's reciprocity and conservation policies are further material for story-based selling.

Competition

Pharmaceuticals

      The outlicense of pharmaceuticals is a competitive enterprise. Although many companies consider licensing opportunities, they often investigate multiple opportunities before settling on a select few. While Shaman is subject to this competition, the Company has had significant interest in its products based upon their novelty, safety, efficacy, and advanced stages of development. The Company is actively seeking to outlicense its products and has multiple on-going discussions. To date, these discussions have not resulted in any out-licensing agreements. See "Risk Factors--Pharmaceuticals Risk Factors--Dependence on Collaborative Relationships."

Botanicals

      Competition in the BDS market differs by channel of distribution. Historically, competition within the health food channel was fragmented and made up of over 200 small, mostly privately held companies. More recently, several large consumer healthcare companies have opened up the mass-market channel, including American Home Products with its Centrum Herbal brand, Bayer's introduction of botanical ingredients in their One-A-Day line, and Warner-Lambert's introduction of their Quanterra brand. Overall, the entrance of these companies is expected to broaden consumer acceptance of botanical products and grow the total BDS market, with mass market becoming the largest, fastest-growing channel. In order to enter this key channel, Shaman intends to partner with a company with extensive experience. The Company believes that a partner in this channel will value the quality and scientific rigor behind Shaman's products.

      In the multi-level marketing channel, key players include Shaklee Corporation, Nu Skin Enterprises, Inc., USANA, Inc. and Rexall Showcase International. Again, Shaman intends to partner with a top-tier company in this channel. The Company believes that partners in this channel will appreciate the novel products Shaman has to offer and the compelling stories of their rainforest and traditional use origins.

      The Internet channel does not currently have an established leader in the dietary supplement market, although several sites do exist, including AllHerb.com and Greentree.com. The emerging "drugstore " sites such as Drugstore.com and PlanetRx.com also carry some dietary supplements. Shaman intends to start its own site within this channel, with the unique attraction of it own, novel products available on the site, particularly targeting the HIV/AIDS Community. Shaman has reserved the internet domain name "ShamanBotanicals.com." If appropriate, Shaman may also consider partnerships in this channel.

Government Regulation

Pharmaceuticals

      The research and development, manufacture and marketing of Shaman's pharmaceutical products are subject to substantial regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products.

      The process required by the FDA before the Company's products may be marketed in the United States generally involves the following: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an IND, which must become effective before human clinical testing may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended indications; (iv) the submission to and acceptance by the FDA of an NDA; (v) satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with Good Manufacturing Practice ("GMP"). The testing and approval process requires substantial time, effort and financial resources.

      Shaman's botanical products are not subject to this regulatory process.

Botanicals

      "Botanical dietary supplement" ("BDS") is a specific term meaning "an herb or other botanical or a concentrate, constituent, extract or combination of any botanical that is intended for ingestion as a tablet, capsule, or in liquid form and is not represented for use as a conventional food or as a sole item of a meal or the diet and is labeled as a dietary supplement." This definition comes from the 1994 Dietary Supplement Health and Education Act ("DSHEA"), which specifically outlines how botanical products are to be regulated and treated. Some commonly known commodity BDS products include: ginseng, gingko biloba, St. John's Wort, and echinacea. This statutory definition also differentiates BDSs, vitamins, minerals, from conventional foods or food additives. Under the law, botanicals can be sold as dietary supplements with claims as to their effect on the structure or function of the human body, providing Shaman has adequate documentation for the claim. BDSs are under the purview of the FDA. However, some BDS products require no review or approval to enter the market (see ODIs below), while others need only submit safety data prior to marketing (see NDIs below). Hence, the oversight by the FDA in the BDS industry is much less rigorous than in the pharmaceutical industry, allowing for much faster market introduction.

      One of the unique provisions of DSHEA is the distinction between new dietary ingredients ("NDI") and old dietary ingredients ("ODI"), which had a history of being marketed in the United States prior to DSHEA. ODIs have been "grand-fathered" under the law, allowing them to be commercialized without further FDA review. The Shaman pipeline includes more than 400 botanical candidates that are ODIs, including several near-term product candidates, and numerous NDI candidates.

Patents and Proprietary Rights

      Proprietary protection for the Company's product candidates, processes and know-how is important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered commercially important to the development of its business. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company aggressively prosecutes and defends its patents and proprietary technology.

      Shaman has 20 U.S. patents issued to date. In addition, Shaman currently has 12 U.S. patent applications pending with the U.S. Patent and Trademark Office ("PTO") and multiple applications filed under the Patent Cooperation Treaty. The Company does not know whether any of these applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated.

      The Company has been issued a U.S. patent related to its specific proanthocyanidin polymer compositions designated SP-303/Provir. Specifically, the patent contains composition of matter claims related to SP-303/Provir contained in the Company's SP-303/Provir product. The Company has also filed foreign applications corresponding to its issued U.S. patents relating to its proanthocyanidin polymer composition. The Company has been granted patents in Australia, Mexico and New Zealand and has patent applications pending in Canada, Europe, Japan, the Republic of Korea and Singapore.

      The Company has also filed a U.S. patent application directed to new formulations and methods of using its specific proanthocyanidin polymer composition for treatment of watery diarrhea. These formulations are contained in the Company's SP-303/Provir product.

      The Company has 10 issued U.S. patents relating to compositions and methods for treating Type II diabetes, as well as reducing hyperglycemia associated with other etiologies. The Company also has eight additional U.S. patent applications pending that relate to compositions and methods for treating Type II diabetes, as well as reducing hyperglycemia associated with other etiologies. The Company has filed 11 foreign applications, i.e., international applications under the Patent Cooperation Treaty designating a number of foreign countries, as well as applications in Taiwan, corresponding to eleven U.S. applications and plans to file additional corresponding foreign applications within the relevant convention periods.

      The Company also has one issued U.S. patent and corresponding international patent applications in a number of foreign countries relating to methods for administering and sustained release formulations for anti-fungal agents like nikkomycin Z. The methods and compositions are useful for treatment of fungal infections, particularly candidiasis, the most frequently encountered life-threatening mycoses. The Company has licensed several patents from Bayer AG relating to the use of nikkomycin Z and the composition and use of nikkomycin Z in combination with other antifungal compounds for the development of antifungal agents.

      There can be no assurance that the Company's pending patent applications will result in patents being issued or that, if issued, patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. See "Risk Factors--Pharmaceutical Risk Factors--Uncertainty Regarding Patents and Proprietary Rights; Current Legal Proceedings Regarding Patents and Proprietary Rights."

Community Commitment

The Healing Forest Conservancy

      In January 1990, Shaman formed The Healing Forest Conservancy, a California not-for-profit public benefit corporation (the "Conservancy"), which is dedicated to maintaining global biocultural diversity. The Conservancy focuses on conserving plants that have been used traditionally for medicinal and health purposes and conserving the knowledge of cultures that utilize them. Shaman has donated 13,333 shares of Common Stock to the Conservancy's endowment fund. The Company also plans to donate additional funds when it has achieved profits from product sales, if any, to provide benefits to indigenous peoples in the countries where Shaman's source plants are obtained.

The Shaman HIV Investment Trust

      In 1998, Shaman made a commitment to create the Shaman HIV Investment Trust, which provides funding for charitable causes within the HIV/AIDS Community, including services, education and research. Shaman has committed to the Trust a royalty on the first five years of U.S. product net sales of SB-300. The Trust will be administered independently by a committee of HIV/AIDS Community leaders.

Employees

      On February 1, 1999, the Company announced it would immediately cease operations in its pharmaceuticals business and would downsize by approximately 60 people, or 65% of its workforce. As of February 26, 1999, the Company had 30 employees. Of these employees, five are dedicated to closing down some of the Company's pharmaceutical operations and will remain employed only until such activities are accomplished. The remaining employees are expected to remain at Shaman and will primarily focus their activities on the Botanicals business.

Item 2.  Risk Factors

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

General Risk Factors

HISTORY  OF  OPERATING   LOSSES;   PRODUCTS  STILL  IN   DEVELOPMENT;   FUTURE
PROFITABILITY UNCERTAIN

      Shaman was incorporated in 1989 and has experienced significant operating losses in each of our fiscal years since then. We incurred a net loss of approximately $36.8 million for the year ended December 31, 1998 and an additional non-cash expense of $1.7 million incurred in connection with the Series C Convertible Preferred Stock offering in August 1998 and Series D Convertible Preferred Stock in December 1998. As of December 31, 1998, our accumulated deficit was approximately $150.4 million. We have not generated any product sales to date.

      Our pharmaceutical product candidates and compounds are still in the research and development stage and we have ceased all our pharmaceutical operations. In order to generate revenues or profits, we must outlicense these product candidates, or, with other third parties, successfully develop, test, obtain regulatory approval for and market them. It is possible that our out-licensing or product development efforts may not be successful, and that we or our licensees may not obtain required regulatory approvals. Even if our product candidates are developed and introduced, they may not be successfully marketed or may not achieve market acceptance. In addition, as licensor, we may receive a less substantial royalty revenue than had we commercialized the products ourselves.

      Our botanical dietary supplement products are likewise in the development stage. In order to generate revenues or profits, we must successfully develop and market these products. Even if our products are developed and introduced, they may not be successfully marketed or may not achieve market acceptance.

DELISTING FROM THE NASDAQ NATIONAL MARKET

      On February 1, 1999, Nasdaq informed us that our Common Stock was delisted from The Nasdaq National Market and moved to the OTC Bulletin Board effective February 2, 1999. Although our securities are included on the OTC Bulletin
Board, there can be no assurance that a regular trading market for the securities will be sustained in the future. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain. In the event the securities are not included on the OTC Bulletin Board, quotes for the securities may be included in the "pink sheets" for the over-the-counter market.

"PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per security at any time, our securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

CONTINUING FUTURE CAPITAL NEEDS; UNCERTAINTY OF SOURCES OF ADDITIONAL FUNDING

      As of December 31, 1998, we had cash, cash equivalents and short-term investment balances of approximately $9.2 million. Unless we are successful in our efforts to sell or outlicense the clinical research program, our cash resources will be substantially used in satisfying our existing liabilities, and hence, we will be unable to fund the operations of our Botanicals business.

      In addition, the delisting of our Common Stock from The Nasdaq National Market constituted an Optional Redemption Event (as defined in our Certificate of Designation of Series D Preferred Stock) for our Series D Preferred Stock. In connection therewith, on February 4, 1999, we issued a Control Notice (as defined in our Certificate of Designation of Series D Preferred Stock) that prevented the redemption of the Series D Preferred Stock. This Control Notice will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. Delivery of the Control Notice had the effect of increasing the annual dividend to $180 per share and adjusting the conversion price of the Series D Preferred Stock to 80% of the amount the conversion price would otherwise be without regard to any adjustments under the Certificate of Designation of Series D Preferred Stock.

      We will need to obtain additional funding through public or private equity or debt financings, collaborative arrangements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If additional funds are raised by issuing equity securities, current stockholders may experience significant dilution. If additional funds are obtained through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. Additional financing sources may not be available on acceptable terms, if at all. If adequate funds are not available, significant reductions in spending and the delay, scaling back or elimination of one or more of our research, development, or commercialization programs may be necessary which would have a material adverse effect on our business, financial condition and results of operations.

DILUTION

      The biopharmaceutical industry is capital intensive. In this regard we have entered into a number of financings, many of which have included securities that are convertible into shares of Common Stock. Dilution may occur upon the exercise of outstanding options and warrants and upon conversion of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock. Should our stock again be listed on any national stock exchange market, stockholders may also suffer additional dilution if we exercise our right to sell additional shares of our Common Stock to Fletcher International Limited, pursuant to our agreements with such investor.

POSSIBLE VOLATILITY OF STOCK PRICE

      From time to time, the stock market experiences significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. Thus, the market price of our Common Stock, like the stock prices of many publicly traded smaller companies, has been and may continue to be highly volatile. Announcements of technological innovations, regulatory matters or new commercial products by us or our competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential product results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical or dietary supplement products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of our Common Stock.

ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER AND BYLAW PROVISIONS

      Certain provisions of our Certificate of Incorporation and Bylaws make it more difficult for a third party to acquire, and discourages a third party from attempting to acquire, control of Shaman. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. At December 31, 1998, our Board of Directors had the authority to issue up to 393,715 additional shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders.

      The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock with voting rights, while providing desirable flexibility for possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the outstanding voting stock. For example, holders of Series A, Series C and Series D Preferred Stock currently have preferred rights on any liquidation of Shaman. We may in the future issue shares of Preferred Stock with voting rights. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving Shaman, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

LIMITATION OF LIABILITY AND INDEMNIFICATION

      Shaman's Certificate of Incorporation limits, to the maximum extent permitted by Delaware Law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. Our Bylaws provide that we will indemnify our officers, directors, employees and agents to the full extent permitted by the general corporation law of Delaware. We have entered into indemnification agreements with our officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware Law. The indemnification agreements may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. We currently maintain directors' and officers' insurance.

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

PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

      Our business exposes us to potential product liability risks that are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical and dietary supplement products. Product liability insurance for the pharmaceutical and dietary supplement industries generally is expensive. Our present product liability insurance coverage, which includes coverage for acts by third parties, including manufacturers of our product candidates, may not be adequate under all circumstances. Existing coverage will not be adequate as we further develop our products, and we do not know that adequate insurance coverage against all potential claims will be available in sufficient amounts or at a reasonable cost. Some of our development and manufacturing agreements contain insurance and indemnification provisions pursuant to which we could be held accountable for certain occurrences. Such liability could have a material adverse effect on our business, financial condition and results of operations.

ENVIRONMENTAL REGULATION

      In connection with our research and development activities and manufacturing of materials, Shaman is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe we comply with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research, development, and manufacturing activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials completely. In the event of such an accident, we could be held liable for any resulting damages. Although we have secured insurance to mitigate such expense, any such liability could exceed our insurance coverage and resources. Such liability could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

      Our ability to maintain our competitive position depends in part upon the continued contributions of our key senior management. Our future performance also depends on our ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and we may be unable to continue to attract, assimilate or retain other highly qualified technical and management personnel in the future. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could have a material adverse effect on our business, financial condition and results of operations.

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

      We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in second quarter of 1999 and determine whether such a plan is necessary.

Pharmaceuticals Risk Factors

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

      We expect to seek collaborative agreements to develop and commercialize our pharmaceutical product candidates. We may not be successful in negotiating or entering into such agreements on terms favorable to us or at all, and any agreement, if entered into, may be unsuccessful.

      The research and development efforts in our diabetes program and, to a lesser extent, in our other programs, have been dependent upon arrangements with Lipha/Merck and Ono and their funding for research and development efforts thereunder. Research funding from Ono has concluded. We are currently in negotiations with Lipha/Merck for the discontinuation of their research agreement. Lipha/Merck will make no further research payments, and unless we were to conduct further internal development efforts, it is not clear whether there would be any continuation of payment for development costs, milestone and royalty payments, for the compounds that have already been discovered if any of these product candidates continue into development and clinical trials, or commercialization, based on Lipha/Merck's efforts. Shaman and Lipha/Merck are in discussions regarding the dissolution of this relationship.

      However, we cannot assure our current or future stockholders that we will ultimately derive any significant revenues from any of our existing or future collaborations or will not incur a loss in connection with the termination of existing collaborations.

RISKS DUE TO THE EARLY STAGE OF DEVELOPMENT OF PRODUCTS AND TECHNOLOGICAL UNCERTAINTY

      We have not yet completed the development of any pharmaceutical product candidates. Many of our product candidates still require significant additional clinical testing and investment of capital before they can be commercialized. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy. These clinical trials are part of a lengthy process necessary to obtain government approval.
Our SP-303/Provir, nikkomycin Z and SP-134101 product candidates have each successfully completed some clinical development. However, positive results for any of these products in clinical trials to date do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize these product candidates will be obtained.

      It is possible that our product candidates may not be successfully outlicensed, developed, enter into human clinical trials, prove to be safe and effective in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, be successfully marketed or may encounter problems in clinical trials that will cause us to delay or suspend product development. Therefore, we cannot assure our current or future stockholders that we will ultimately derive any significant revenue from the outlicense of any of our product candidates.

UNCERTAINTY   REGARDING   PATENTS  AND  PROPRIETARY   RIGHTS;   CURRENT  LEGAL
PROCEEDINGS REGARDING PATENTS AND PROPRIETARY RIGHTS

      Our success in outlicensing our pharmaceutical assets depends in large part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Moreover, others may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to competitive products or processes. Our patent applications may not be approved, we may be unable to develop additional proprietary products that are patentable, issued patents may not provide us with adequate protection for our inventions or they may be challenged by others, or the patents of others may impair our ability to commercialize our products. The patent position of companies in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, or PTO, or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose Shaman to differing risks of commercialization in each foreign country in which we may sell products. Others may independently develop similar products, duplicate any of our products or design around any of our patents.

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

      We currently have 12 U.S. patent applications pending with the U.S. PTO and one international application filed via PCT, but we do not know whether any of these applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated for, among other things, utility, novelty, non-obviousness and enablement. The PTO may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, non-obvious or enabled.

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

      We may not obtain additional patents and the 20 U.S. patents issued to date may not provide substantial protection or be of commercial benefit to us. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of patents owned by or licensed to us or non-approval of pending patent applications could create increased competition, with potential adverse effects on us and our business prospects. In addition, applications of our technology may infringe on patents or proprietary rights of others and licenses that might be required as a result of such infringement for our processes or products may be unavailable on commercially reasonable terms, if at all.

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

Botanicals Risk Factors

GOVERNMENT REGULATION

      The manufacturing, processing, formulating, packaging, labeling and advertising of our BDS products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various agencies of the states and localities where we will distribute and sell our products.

      The composition and labeling of dietary supplements is most actively regulated by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act. The FFDC Act has been revised in recent years by the Nutrition Labeling and Education Act of 1990 and by the Dietary Supplement Health and Education Act of 1994.

      Our product candidates are generally regulated as dietary supplements under DSHEA, and are, therefore, generally not subject to pre-market approval by the FDA. However, these product candidates are subject to FDA regulation, particularly relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed in the United States before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Currently, we are only pursuing products that are old dietary ingredients, and are therefore, not subject to this procedure. Further, if we make statements about a supplement's effects on the structure or function of the body, we must, among other things, substantiate that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and we must manufacture our supplements in accordance with current Good Manufacturing Practice regulations for foods. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Our failure of to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecution.

      In December 1995, the FDA issued proposed regulations to govern the labeling of dietary supplements. These rules officially took effect, after a grace period for industry compliance, on March 23, 1999. The new "Supplement Facts" panel is similar to the "Nutrition Facts" panel on foods, and includes information such as the complete list of ingredients and levels of vitamins and minerals. While in our judgment these regulatory changes are generally favorable to the dietary supplements industry, we can give no assurance that we will not in the future be subject to additional laws or regulations administered by various regulatory authorities. In addition, we can give no assurance that existing laws and regulations will not be repealed or that applicable regulatory authorities will not interpret them stringently or unfavorably.

      We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. Any change could materially and adversely affect our results of operations and financial condition.

      Governmental regulations in foreign countries where we may commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of our products. Compliance with such foreign governmental regulations is generally the responsibility of our partners or distributors in those countries, which distributors are independent contractors over whom we have limited or no control.

TRANSITION OF BUSINESS TO NEW INDUSTRY SEGMENT; NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

      We are in the process of transitioning our operations from pharmaceutical product development to botanical dietary supplement development and commercialization. This requires that we learn a new industry segment and create a new business model. Some skills and relationships developed over time may not be transferable to our new business. While we have been working with natural products since our inception, we have no prior experience manufacturing or marketing dietary supplements. There is no assurance we will be successful in these activities.

      Our products are at various stages of development, ranging from final initial research to formulation. Additional research and development will be necessary for us to move additional products toward commercialization. Our research and development efforts on these or other potential products may not lead to development of products that are shown to be safe and effective. In addition, our products may not be capable of being produced in commercial quantities at acceptable costs, may not be successfully marketed, or may not achieve market acceptance. Our products may also prove to have undesirable or unintended side effects that may prevent or limit their commercial use. Accordingly, any of our product development programs may be curtailed, redirected, suspended or eliminated at any time.

DEPENDENCE ON PARTNERS

      Our success in the botanicals market depends in part upon our ability to attract, retain and motivate key strategic partners in each major channel. See "Business--Customers and Partners--Botanicals." We may not be successful in negotiating or entering into such agreements on terms favorable to us or at all, and any agreement, if entered into, may be unsuccessful. However, we cannot assure our current or future stockholders that we will ultimately derive any significant revenues from any of our existing or future collaborations.


COMPETITION

      The business of developing, manufacturing and selling dietary supplements is highly competitive. Certain of our competitors are substantially larger and have greater financial, research and development, production, marketing, sales and other resources than we do. Such companies offer a variety of competitive products and services and much broader product lines. We face actual and potential competition not only from these established companies, but also from start-up companies developing and marketing new commercial products. Our failure to successfully compete for customers could adversely affect our future growth, revenues and profitability. See also "Business--Competition--Botanicals."

EFFECT OF PUBLICITY

      Our products consist of botanical dietary ingredients that we believe as safe when taken as we suggest. However, because we depend on consumers' perception of the safety and quality of our products as well as similar products distributed by other companies (which may not adhere to the same quality standards as ours), if our products or a competitor's similar products were asserted to be harmful to consumers, our business could be adversely affected. In addition, because we depend on perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to use our products as we suggest, other misuse or abuse of our products or any similar products distributed by other companies could materially and adversely affect our business.

      Furthermore, we believe the recent growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain dietary supplements and other nutritional products. This research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and we can give no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

DEPENDENCE ON SOURCES OF SUPPLY

      We currently import all of the plant materials for our products from countries in Latin and South America, Africa and Southeast Asia. We are dependent upon a supply of raw plant material to make our products. We do not have formal agreements in place with all of our suppliers. Continued source of plant supply risks include:

        -  unexpected  changes in  regulatory  requirements,
        -  exchange  rates tariffs and  barriers,
        -  difficulties in coordinating and managing foreign operations,
        -  political instability, and
        -  potentially adverse tax consequences.

      Interruptions in supply or material increases in the cost of supply could have a material adverse effect on our business, financial condition and results of operations. Although we should be able to raise our prices in response to significant increases in the cost of these ingredients, we may not be able to raise prices quickly enough to offset the effect of these increased raw material costs, if at all.

      In addition, tropical rain forests, and certain irreplaceable plant resources therein, are currently threatened with destruction. In the event portions of the rain forests are destroyed which contain the source material from which our current or future products are derived, such destruction could materially and adversely affect our business, financial condition and results of operations.

LIMITED MANUFACTURING CAPACITY; LIMITED MARKETING STAFF

      We currently produce products only in pilot scale quantities and do not have the staff or facilities necessary to manufacture products in commercial quantities. Therefore, we must rely on collaborative partners or third-party manufacturing facilities. Should we or our third-party manufacturers encounter delays or difficulties in producing, packaging and distributing our finished products, clinical trials and market introduction and subsequent sales of our products could be adversely affected.

      Contract manufacturers must conform to certain GMP regulations for foods on an ongoing basis. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver products on a timely and competitive basis. If we are required to manufacture our own products, we will be required to build or purchase a manufacturing facility, will be subject to the regulatory requirements mentioned above, to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. We may be unable to manufacture any such products successfully or in a cost-effective manner.

      We currently have minimal marketing staff. If we are unable to successfully establish, execute and finance a complete marketing plan, we may not achieve a successful product entry into the marketplace. Such failure would have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY PROTECTION

      Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products.

      We hold certain patents related to our products and intend to pursue future patents. To the extent we do not have patents on our products, another  company  may  replicate  one or  more  of  our  products.  See  "Risk
Factors--Pharmaceuticals   Risk  Factors--Uncertainty   Regarding  Patents  and
Proprietary   Rights;   Current  Legal   Proceeding   Regarding   Patents  and
Proprietary Rights."

Item 2. Properties

      Shaman's headquarters are located in South San Francisco, California. We lease approximately 73,000 square feet for offices, laboratories, pilot manufacturing and storage in three adjacent buildings. An additional building with approximately 43,000 square feet becomes available to us in late 1999. The lease on these spaces expires February 28, 2003, and we have an option to renew the lease for two additional five-year periods. The South San Francisco facility serves as the principal site for research, clinical trial management, process development, quality assurance and quality control, regulatory and commercialization activities. We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future. In fact, as a result of our recent restructuring, we intend to sub-lease some of our facilities. However, there is no assurance we will be successful sub-leasing these facilities.

Item 3. Legal Proceedings

      We have initiated  arbitration against Dr. Michael Tempesta with respect
to  a  February  1990  license  agreement.   See  "   Business--Customers   and
Partners--Pharmaceuticals."

      Ms. Jacqueline Cossmon, Shaman's former Vice President of Investor and Public Relations filed a complaint against us with the Superior Court of the State of California, County of San Mateo on December 31, 1997 for wrongful termination, seeking monetary damages. Pursuant to a confidential settlement agreement reached between the parties, this matter will be dismissed.

      With the exception of the patent opposition proceeding in Europe, arbitration against Dr. Tempesta and Ms. Cossmon's action, we are not party to any other material legal proceedings. See "Risk Factors--Pharmaceutical Risk Factors--Uncertainty Regarding Patents and Proprietary Rights; Current Legal Proceedings Regarding Patents and Proprietary Rights."

Item 4. Submission of Matters to a Vote of Securities Holders

   No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                   PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      Our Common Stock was traded on The Nasdaq National Market under the symbol SHMN since we began trading on January 26, 1993. Effective with the close of business on February 1, 1999, our Common Stock was delisted from The Nasdaq National Market and moved to the OTC Bulletin Board effective February 2, 1999.

      Set forth below is the range of high and low closing sale prices for our Common Stock for each quarter in the two most recent fiscal years, as regularly quoted in The Nasdaq National Market.

                                                  High     Low
                                                 ------  ----
          Q1 FY 97                                6.25    3.88
          Q2 FY 97                                6.19    4.69
          Q3 FY 97                                7.00    5.12
          Q4 FY 97                                7.06    4.25
          Q1 FY 98                                5.50    4.13
          Q2 FY 98                                5.00    4.41
          Q3 FY 98                                4.00    3.19
          Q4 FY 98                                3.31    1.09
          Q1  FY99 (through March 26, 1999)       2.03    0.17



      Each share of Series C Preferred Stock is entitled to receive cumulative dividends paid semi-annually on May 31 and November 30 of each year to the holders of record of such shares on March 31 and September 30 of such year as follows: (i) a stock-on-stock dividend of $10.00 per annum, paid in arrears, in shares of the Common Stock (valued at 85% of the average closing price of the Common Stock for the 10-day trading period ending three trading days prior to the date on which the dividend is paid); plus (ii) a cash amount equaling 0.00005% of our net sales in United States, if any, for the preceding two calendar quarters of our SP-303/Provir product for the treatment of diarrhea less $5.00 (the value of the semi-annual stock dividend). We intend to honor the royalty portion of the dividend through sales of our first botanical product, if any. If, under Delaware law, we are unable to pay the cash amount of the dividends, then the cash portion of the dividends will be paid in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10-day trading period ending three trading days prior to the date on which the dividend is paid).

      Each share of Series D Convertible Preferred Stock is entitled to receive, when, as, and if declared by the Board of Directors out of funds legally available for such purpose, cumulative dividends at the rate of $55 per annum. Dividends on the Series D Preferred Stock are payable in cash or shares of Common Stock or any combination of cash and shares of Common Stock, at our option and are payable quarterly on February 1, May 1, August 1 and November 1 of each year.

      The delisting of our Common Stock from The Nasdaq National Market constituted an Optional Redemption Event (as defined in the Certificate of Designation of Series D Preferred Stock) for our Series D Preferred Stock. In connection therewith, on February 4, 1999, we issued a Control Notice (as defined in the Certificate of Designation of Series D Preferred Stock) that prevented the redemption of the Series D Preferred Stock. This Control Notice will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. Delivery of the Control Notice had the effect of increasing the annual dividend to $180 per share and adjusting the conversion price of the Series D Preferred Stock to 80% of the amount of the conversion price would otherwise be without regard to any adjustments under the Certificate of Designation of Series D Preferred Stock.

      No dividends have been paid on the Common Stock since our inception, and we do not anticipate paying any such dividends in the foreseeable future. The terms of our loan agreement with MMC/GATX Partnership No. 1 restrict the payment of dividends on any equity security so long as any amount remains outstanding under such loan agreement. However, MMC/GATX has waived such requirements with respect to the payment of dividends on the Series C

Preferred Stock. We have not received a waiver from MMC/GATX with respect to the payment of dividends on the Series D Preferred Stock. We are in the process of seeking such a waiver. In addition, the Certificate of Designation of Preferences of Series A Preferred Stock, the Certificate of Designation of Preferences of Series C Preferred Stock and Certificate of Designation of Preferences of Series D Preferred Stock require that we pay equivalent per share dividends to the holders of our Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, prior to the payment of dividends to the holders of the Common Stock.

Item 6. Selected Financial Data


                                         Year Ended December 31,
                            --------------------------------------------------
                              1998       1997       1996       1995       1994
                            --------   --------   --------   --------  --------
                                    (in thousands, except per share data)

Statements of Operations Data:
  Revenue from collaborative
     agreements           $   2,660   $  3,500   $  3,406   $  2,210   $  1,360

  Operating expenses:
     Research and
        development          32,393     24,140     19,138     17,635     18,643
     General and
        administrative        5,565      4,833      3,537      3,705      3,545
                           --------   --------   --------   --------   --------
 Total operating expenses    37,958     28,973     22,675     21,340     22,188
                           --------   --------   --------   --------   --------
 Loss from operations       (35,298)   (25,473)   (19,269)   (19,130)   (20,828)
 Interest income                550      1,218      1,082      1,695      2,045
 Interest expense            (2,033)    (5,033)      (603)      (569)      (698)
                           --------   --------   --------   --------   --------
 Net loss                   (36,781)   (29,288)   (18,790)   (18,004)   (19,481)
                           --------   --------   --------   --------   --------
 Deemed dividend on
   Preferred Stock           (1,742)         -          -           -         -
                           --------   --------   --------   --------   --------
 Net loss applicable to
   Common Stockholders     $(38,523)  $(29,288)  $(18,790)  $(18,004)  $(19,481)
                          =========  =========  =========  =========  =========
 Basic and diluted net loss
   per Common  Share (1)   $  (1.92)  $  (1.72)  $  (1.39)  $  (1.37)  $(  1.50)
                          =========  =========  =========  =========  =========
 Shares used in calculation of
   basic and diluted net loss
   per Common Share (1)      20,114     17,010     13,496     13,161     12,986
                          =========  =========  =========  =========  =========



                                               At December 31,
                              ------------------------------------------------
                              1998       1997       1996       1995       1994
                              ----       ----       ----       ----       ----

Balance Sheet Data:
  Cash, cash equivalents,
    and investments        $  9,165   $ 21,421   $ 16,533   $ 26,665   $ 39,843
  Working capital             1,043     14,547      9,641     22,850     33,422
  Total assets               13,139     26,753     22,377     33,810     49,673
  Long-term obligations,
    including current
      installments            5,219      6,802      4,816      6,041      5,017
  Senior convertible notes        -      9,967          -          -          -
  Accumulated deficit      (150,434)  (111,910)   (82,622)   (63,832)   (45,828)
  Total stockholders'
    equity                 $  2,110   $  5,148   $ 11,977   $ 24,205   $ 41,300


----------

(1)Basic and diluted net loss per share is based on the weighted average number of Common Shares outstanding during the period. We have not paid any cash dividends on our capital stock since inception.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Historical Operations

      To date, Shaman Pharmaceuticals has been primarily focused on discovering and developing novel pharmaceutical products for major human diseases by isolating and optimizing active compounds found in tropical plants with a history of medicinal use. We have conducted human clinical trials with our three lead product candidates -- SP-303/Provir (Phase III/II), nikkomycin Z (Phase I) and SP-134101 (Phase I) -- targeting five indications. Due to unforeseen delays and costs necessary to complete additional necessary trials for our lead compound, SP-303/Provir for the treatment of diarrhea in people with AIDS, we have chosen to discontinue all pharmaceutical development, manufacturing and marketing activities. We intend to sell or outlicense worldwide marketing rights to our pharmaceutical assets. We plan to focus our efforts on our Botanicals division.

      Effective with the close of business on February 1, 1999, our Common Stock was delisted from the Nasdaq National Market and moved to the OTC Bulletin Board effective February 2, 1999.

      On February 1, 1999, we announced and initiated implementation of a restructuring plan which resulted in the closing down of the operations of our pharmaceutical business. We now intend to outlicense worldwide marketing rights to all our pharmaceutical compounds and will focus our efforts on the development and commercialization of botanical dietary supplements through our Botanicals division. The restructuring plan includes: cessation of pharmaceutical research and development activities and related operations; sale or outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce); dedication of initially 12 employees (as of February 26, 1998, 5 employees remain) to the process of closing down the pharmaceutical business; negotiating a termination of the research and development contract with Lipha S.A., a wholly-owned subsidiary of Merck KgaA, Darmstadt, Germany ("Lipha/Merck"); settlement of outstanding long-term equipment financing obligations; sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-lease a portion of the facility.

      The termination of 60 employees occurred on February 1, 1999. We are in the process of finalizing an estimate of the costs of the restructuring which will be recorded in the first quarter of 1999. We expect that such charge will range from $2.4 million to $5.0 million.

Overview of Current Operations

      The concept for Shaman's Botanicals division was developed in 1998, and it has become the focus of our operations in 1999. The purpose of the botanicals business is to discover, develop and market novel, proprietary botanical dietary supplements derived from tropical plant sources. The unique positioning of our botanicals business stems from significant financial investment, more than 10 years of extensive field research by our teams of ethnobotanists and physicians, and pharmaceutical-level chemical standardization, biological and clinical testing. In the last decade, we have amassed a large body of information on the health benefits of thousands of tropical plant species that have a history of human use and have organized this into an extensive relational database. This database includes over 2,600 tropical plants, many of which have not been introduced or fully developed in the U.S. dietary supplement market. We have identified plants with a documented ethnomedical history of use in our library and database of botanicals for use in key market categories with significant commercial potential. Because many of these plants reflect the previously untapped plant diversity of the rain forests, many represent novel botanical products that have the opportunity to attain a strong, proprietary market position.

      We began our pharmaceutical operations in March 1990. To date, we have not sold any products and do not anticipate receiving product revenue in the near future from our pharmaceutical operations. We anticipate receiving product revenue from our botanical operations in 1999. Our accumulated deficit at December 31, 1998, was approximately $150.4 million. We expect to continue to incur losses in 1999 as we close down our pharmaceutical business and focus our efforts to discover, develop, and market botanical dietary supplements derived from tropical plant sources through our botanicals division. As of December 31, 1998, we had cash, cash equivalents and short-term investment balances of approximately $9.2 million. Unless we are successful in our efforts to sell or outlicense the clinical research program or obtain additional funding, our cash resources will be substantially used in satisfying our existing liabilities, and hence, we will be unable to fund the operations of our botanicals business.

Results of Operations for the Years Ended December 31, 1998, 1997 and 1996

      The results of operations for the years ended December 31, 1998, 1997 and 1996 were for our pharmaceutical operations. Our results of operations for fiscal year 1999 will not be comparable, as we ceased operations of our pharmaceutical business and focused our efforts in our botanical business in first quarter of 1999.

      We recorded collaborative revenues of $2.7 million, $3.5 million and $3.4 million for 1998, 1997, and 1996, respectively. Revenues for 1998 resulted from research funding from our collaboration with Lipha/Merck and research funding from our collaboration with Ono Pharmaceutical Co. Ltd. of Osaka, Japan ("Ono"), which expired in May 1998. Revenues for 1997 also resulted from research funding from our collaboration with Lipha/Merck and Ono. Revenues for 1996 resulted from research funding from our collaboration with Ono, an additional $1.0 million payment from Ono for enhanced rights to our antidiabetic compounds, and research payments and access fees from our collaboration with Lipha/Merck.

      In December 1998, we renegotiated the terms of the existing agreement with Lipha/Merck. Under the new terms, we forgave $6.0 million in aggregate payments due over the remaining term of the original agreement in exchange for a one-time up-front payment of an aggregate of $2.0 million, consisting of a $1.0 million research payment (which remains recorded as deferred revenue that we have not yet earned) and a $1.0 million equity investment. We are currently in negotiations with Lipha/Merck for the discontinuation of this agreement. There will be no further research payments from Lipha/Merck.

      We incurred research and development expenses of $32.4 million, $24.1 million, and $19.1 million for 1998, 1997 and 1996, respectively. These expenses include salaries for scientific personnel, clinical development costs, laboratory supplies, patent protection and consulting fees, travel, plant collections, facilities expenses and other expenditures relating to research and product development. Research and development expenses increased $8.3 million in 1998 compared with 1997, and increased $5.0 million in 1997 compared with 1996. The increases in 1998 were primarily attributable to the completion of a $7.0 million Phase III human clinical trial for SP-303/Provir for the treatment of diarrhea in people with AIDS and $2.4 million of the manufacturing scale-up and to increased scientific salaries of $1.2 million, which were partially offset by a reduction of costs associated with our diabetes program of $2.8 million. The increase in 1997 was primarily attributable to an increase in clinical development activities with respect to SP-303/Provir of $3.8 million and to increased scientific salaries of $1.2 million, which were partially offset by reduced expenses for clinical development activities for nikkomycin Z of $1.1 million. Research and development expenses are expected to decrease in 1999 as we ceased operations in our pharmaceutical business and focused our efforts in our botanicals business, effective February 1, 1999.

      General and administrative expenses were $5.6 million, $4.8 million and $3.5 million for 1998, 1997 and 1996, respectively. These expenses include administrative salaries, consulting, legal, travel and other operating expenses. General and administrative expenses increased $0.7 million in 1998 compared to 1997, and increased $1.3 million in 1997 compared to 1996. The increase in 1998 over 1997 was primarily attributable to additional costs, including an increase in compensation, consulting expenses and commercial development activities of $530,000, related to the development of SP-303/Provir. The increase in 1997 was primarily attributable to an increase in compensation and marketing research of $388,000 related to development of SP-303/Provir, as well as additional legal expenses of $631,000 primarily related to certain disputes related to our intellectual property rights. General and administrative expenses are expected to decrease in 1999 as we ceased operations in our pharmaceutical business and focused our efforts in our botanicals business, effective February 1, 1999.

        Interest income was $0.6 million, $1.2 million and $1.1 million for 1998, 1997 and 1996, respectively. Interest income decreased $700,000 in 1998 compared with 1997 and increased $100,000 in 1997 compared with 1996. Interest income fluctuations have been consistent with changes in average cash and investment balances with which we substantially funded our operations in 1998, 1997 and 1996. The balances of cash, cash equivalents and investments were $9.2 million, $21.4 million and $16.5 million at December 31, 1998, 1997 and 1996, respectively.

      Interest expense was $2.0 million, $5.0 million and $603,000 for 1998, 1997 and 1996, respectively. Interest expense decreased in 1998 compared with 1997 principally due to a $3.7 million non-cash interest charge related to the issuance of senior convertible notes in June 1997, offset by interest expense related to capital lease agreements and the secured debt financing. Interest expense increased in 1997 compared with 1996 principally due to a $3.7 million non-cash interest charge related to the issuance of senior convertible notes in June 1997, as well as the interest expense related to our secured debt financing in May 1997. Interest expense in the future will be dependent in part on our capacity to finance future operating and equipment needs.

      At December 31, 1998, we had federal net operating loss carryforwards of approximately $48.6 million. The federal net operating loss carryforwards will expire at various dates beginning in 2004 through 2013, if not sooner utilized. Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity and Capital Resources

      As of December 31, 1998, our cash, cash equivalents, and investments totaled approximately $9.2 million, compared with $21.4 million at December 31, 1997. We invest excess cash according to our investment policy that provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

      On December 10, 1998, we and certain institutional investors exchanged an aggregate of $4.8 million (including accrued interest) of the Senior Convertible Notes for an aggregate of 4,784 shares of our Series D Convertible Preferred
Stock. Each share of Series D Convertible Preferred Stock is entitled to receive, when, as, and if declared by the Board of Directors out of funds legally available for such purpose, cumulative dividends at the rate of $55 per annum. Dividends on the Series D Preferred Stock are payable in cash or shares of Common Stock or any combination of cash and shares of Common Stock, at our option and are payable quarterly on February 1, May 1, August 1 and November 1 of each year. Each share of Series D Preferred Stock is convertible, at any time, into the Common Stock at the lesser of (a) $1.125 per share or (b) 90% of the low trading price during a designated time period prior to the conversion. In addition, the holders received an aggregate of 767,469 warrants to purchase additional shares of Common Stock in exchange for surrendering the redemption rights previously held by them under the Notes. The warrants were priced at 150% of the average closing price for the month of December 1998. We have attributed a value of $943,680 to these warrants.

      The delisting of our Common Stock from The Nasdaq National Market constituted an Optional Redemption Event (as defined in the Certificate of Designation of Series D Preferred Stock) for the Series D Preferred Stock. In connection therewith, on February 4, 1999, we issued a Control Notice (as defined in the Certificate of Designation of Series D Preferred Stock) that prevented the redemption of the Series D Preferred Stock. This Control Notice will remain in effect for as long as we are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. Delivery of the Control Notice had the effect of increasing the annual dividend to $180 per share and adjusting the conversion price of the Series D Preferred Stock to 80% of the amount of the conversion price would otherwise be.

      In December 1998, we completed a private sale of 4,812,071 shares of Common Stock for aggregate net proceeds of approximately $7.1 million. In connection with this offering, we have committed a five-year, 3.6% royalty on net sales of SP-303/Provi, if any, in the United States for distribution to HIV/AIDS charities. We intend to honor this royalty payment through the sale of our first botanical product, if any.

      In December 1998, we issued 747,206 shares of Common Stock to consultants for services rendered. We recorded an expense of approximately $1.1 million in conjunction with the consulting services.

      In October 1998, we completed the sale to the public of an aggregate of 140,880 shares of our Series C Convertible Preferred Stock for aggregate gross proceeds of $14.1 million. Each share of Series C Preferred Stock is entitled to receive cumulative dividends paid semi-annually to the holders of record of such shares as follows: (i) an annual stock-on-stock dividend, paid in arrears, in shares of Common Stock (calculated as the quotient of $10.00 divided by 85% of the average closing price of the Common Stock for the 10-day trading period ending three trading days prior to the date the dividend is paid); plus (ii) a cash amount equaling 0.00005% of our U.S. net sales of our SP-303/Provir product for the treatment of diarrhea, if any, for the preceding two calendar quarters less $5.00. If, under Delaware law, we are unable to pay the cash portion of the dividends, then the cash portion will be paid in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10-day trading period ending three trading days prior to the date on which the dividend is paid). We intend to honor this royalty portion of the dividend through the sale of our first botanical product, if any. Each share of the Series C Preferred Stock was convertible for a period of 30 days after the first issuance (August 18, 1998) and will be convertible again commencing 12 months after the initial issuance date at the election of each holder, and automatically on the sixth anniversary of the initial issuance date into the greater of (a) 16.6667 shares of Common Stock or (b) such number of shares of Common Stock as equals $100 (the price paid per share of Series C Preferred Stock) divided by 85% of the average closing price of the Common Stock reported by Nasdaq for the 10-day trading period ending three trading days prior to the date of conversion. The Common Stock is currently trading on the OTC Bulletin Board. During the initial 30-day conversion period for the Series C Preferred Stock, 24,922 shares of the Series C Preferred Stock were converted into an aggregate of 1,861,550 shares of Common Stock. In connection with the issuance of the Series C Preferred Stock, we recognized a non-cash charge in the amount of $679,000.

     In June 1998, we entered into Stock Purchase Agreements with certain of our stockholders (the "Buyers") pursuant to which we acquired the right to sell to the Buyers, subject to certain conditions up to an aggregate of 7,000 shares of Series B Custom Convertible Preferred Stock for an aggregate purchase price of $7,000,000. The Stock Purchase Agreements were terminated upon the closing of the Series C Convertible Preferred Stock Financing in October 1998. As consideration for entering into the Stock Purchase Agreements, we issued to the Buyers warrants to purchase an aggregate of 350,000 shares of Common Stock. The warrants are exercisable for a period of five years at an exercise price per share equal to 115% of the average trading price of the Common Stock during specified measurement periods. We have attributed a value of $1.5 million to these warrants.

      In June 1997, we issued $10.4 million of Senior Convertible Notes. The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes was payable in Common Stock or cash at our option. Initially, the notes were convertible into Common Stock at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price would not be less than $5.50 per share. Starting in November 1997, the notes were convertible into Common Stock at a 10% discount from the low trading price during a designated time period prior to the conversion, with a floor of $5.50 through March 31, 1998, pursuant to a November 1997 understanding with the note holders to revise the terms of the notes (see next paragraph). Of the notes issued, $400,000 was issued to the placement agent as part of the placement fee. We paid the placement agent an additional $300,000 in cash. The placement fees and other offering costs were capitalized in other assets as deferred issuance costs and were amortized to interest expense over the life of the notes to the extent the notes were not converted to Common Stock. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses.

     In March 1998, we and the purchasers of the notes entered into an Amendment Agreement (the "Amendment Agreement") with the purchasers of the notes in order to avoid conversion of the notes at a price that would be unduly dilutive to our existing stockholders. As consideration for entering into the Amendment
Agreement, we issued to the purchasers of the notes warrants to purchase an aggregate of 137,500 shares of Common Stock. The warrants are exercisable through March 18, 2001 at an exercise price of $7.50 per share. We have attributed a value of $309,000 to these warrants. On December 10, 1998, we issued to the note holders an aggregate of 4,784 shares of the Series D Convertible Preferred Stock in exchange for the cancellation of an aggregate of $4.8 million (including accrued interest) of the notes.

      In May 1997, we obtained a $5.0 million, 36-month term loan to pay off pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development of our product candidates. The loan carries an interest rate of 14.58% and is payable in equal monthly installments over the term of the loan. The lender was granted ten-year warrants to purchase 200,000 shares of Common Stock at $6.25 per share. We have attributed a value of $648,000 to these warrants.

      In April 1997, we sold 1,600,000 shares of Common Stock at $4.97 per share in a registered direct public offering, which yielded gross proceeds of $7.95 million. The net proceeds of approximately $7.8 million from this offering were used for the continued research and clinical development of our product candidates.

      In January 1997, we sold 2,000,000 shares of Common Stock in a registered direct public offering for gross proceeds of $9.0 million. The net proceeds of approximately $8.1 million from this offering were used for the continued research and clinical development of our product candidates.

      In September 1996, we entered into a five-year collaborative agreement with Lipha/Merck to jointly develop our antihyperglycemic drugs. Upon signing the collaboration, we received an annual research fee of $1.5 million which was amortized to revenue over twelve months, as work was performed. We also received approximately $3.0 million for 388,918 shares of Common Stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Common Stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono), Lipha/Merck agreed to provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the Common Stock at the time of purchase. The agreement also provided for additional preclinical and clinical milestone payments to us in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck agreed to bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, we would receive royalties on all product sales outside the United States and up to 50% of the profits (if we exercised our co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments would be credited against future royalty payments, if any, due to us from sales of products developed pursuant to the agreement.

      In December 1998, we renegotiated the terms of the existing agreement with Lipha/Merck. Under the new terms, we forgave $6.0 million in aggregate payments due over the remaining term of the original agreement in exchange for a one-time up-front payment of an aggregate of $2.0 million, consisting of a $1.0 million research payment (which remains recorded as deferred revenue that we have not yet earned) and a $1.0 million equity investment.

      For the year ended December 31, 1998, we recognized $1.9 million in revenue from the Lipha/Merck collaboration. In addition, we received a total $2.5 million for issuance of 1,155,239 shares of Common Stock (813,008 shares priced at $1.85 per share in September 1998 and 342,231 shares priced at $2.92 per share in December 1998), each representing a 20% premium to the weighted average price of the Common Stock at the time of purchase.

      On February 1, 1999, we discontinued all the research and development activities related to the collaborative agreement. We are currently in negotiations with Lipha/Merck for the discontinuation of this research agreement. There will be no further research payments from Lipha/Merck.

      In July 1996, we closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which we received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Convertible Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of Common Stock at an exercise price of $10.18 per share. The Preferred Stock does not carry a dividend obligation and will convert into Common Stock no later than July 23, 1999 at a price per share between $6.00 and $8.15, depending on the market value of Common Stock during the period prior to conversion. The holder of preferred shares is entitled to a liquidation preference of $8.15 per share.

      We expect to incur substantial additional costs in the first quarter of 1999 relating to our restructuring in February 1999. We expect to continue to incur losses at least through 1999. Our cash, cash equivalents and investment balances are approximately $9.2 million at December 31, 1998 will be adequate to fund operations through June 1999. We will need to seek additional funding through public or private equity or debt financings, collaborative arrangements, the sale or out-license of the clinical research programs or from other sources to discover, develop and market our botanical dietary supplements. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result and there can be no assurance that additional funding will be available on reasonable terms, or at all.

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

      We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in second quarter 1999 and determine whether such a plan is necessary.


Item 7A - Qualitative and Quantitative Disclosure About Market Risk

     We are exposed to market risk, including changes to interest rates. A discussion of our accounting polices for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Financial Statements.

     We monitor the risks associated with intrest rates and foreign currency exchange rate risks and have established policies and business practices to protect against these and other exposures. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, isuer, or type of instrument and does not permit derivative financial instruments in our investment portfolio. As the result, we do not expect any material loss with respect to our investment portfolio.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

ASSETS
(in thousands)
                                                                      Fair Value
                                                                           at
                  1999    2000   2001    2002  2003  Thereafter  Total  12/31/98
                  ----    ----   ----    ----  ----  ----------  -----  --------
Cash
 equivalents    $2,955       -     -       -      -        -     $2,955   $2,945
Weighted
 average
 interest rate    5.28%

Short-term
 investments    $3,282       -     -       -      -        -     $3,282   $3,277
Weighted
 average
 interest rate    5.76%

LIABILITES
(in thousands)

Long-term debt,
 including
 current portion
----------------
Fixed rate       $2,973   $1,371    $540    $540    -      -     $5,424   $4,628
Weighted
 average
 interest rate    13.64%   13.56%  12.00%  12.00%


Future Outlook

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks and uncertainties include the fact that we are still a relatively young company, have not yet completed a full cycle of development, regulatory approval and commercialization for any of our products and are changing our business. There can be no assurance that we will be successful with our new business. Our botanical products are at various stages of development. Additional research and development will be necessary for us to move additional products toward commercialization. The botanical business is highly competitive. Certain of our competitors are substantially larger and have greater financial resources than our company. In addition, there can be no assurance that any plants required by us will be indefinitely available to us. Also, where access to funding is difficult, our stockholders may face significant dilution, and our ability to proceed with our programs and plans may be significantly and adversely affected.

Item 8.  Financial Statements and Supplementary Data


              REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Shaman Pharmaceuticals, Inc.

      We have audited the accompanying balance sheets of Shaman Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaman Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the results of our operations and our cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company had cash, cash equivalents and short-term investments at December 31, 1998 aggregating $9.2 million which are not sufficient to enable the Company to pay its existing liabilities and to fund its operations through December 31, 1999. The Company has incurred recurring operating losses and has total liabilities at December 31, 1998 in excess of its available cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements referred to above do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                        ERNST & YOUNG LLP

Palo Alto, California
February 11, 1999

                          SHAMAN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                            December 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
                         ASSETS

Current assets:
  Cash and cash equivalents                      $   5,887,496   $   11,340,702
  Short-term investments                             3,277,197       10,079,943
  Amounts due from related parties                     208,898          192,551
  Prepaid expenses and other current assets            283,804          553,507
                                                   -----------      -----------
         Total current assets                        9,657,395       22,166,703

  Property and equipment:
     Laboratory equipment                            6,336,564        6,211,182
     Computer equipment and furniture                1,474,914        1,158,869
     Leasehold improvements                          7,266,066        7,351,827
                                                   -----------      -----------
                                                    15,077,544       14,721,878
     Less: accumulated depreciation and
              amortization                         (11,963,876)     (10,749,738)
                                                   -----------      -----------
                                                     3,113,668        3,972,140
   Other assets                                        368,080          613,657
                                                   -----------      -----------
         Total assets                            $  13,139,143    $  26,752,500
                                                 =============    =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued expenses    $   1,515,230    $     925,701
  Accrued clinical trial costs                       2,051,134        1,689,659
  Accrued professional fees                            948,374          718,625
  Accrued compensation                                 326,797          368,272
  Advances--contract research                          968,750        1,133,605
  Current installments of long-term obligations      2,803,861        2,783,976
                                                 -------------    -------------
         Total current liabilities                   8,614,146        7,619,838

Long-term obligations, excluding current
  installments                                       2,415,137        4,017,979
Senior convertible notes                                     -        9,967,044
Stockholders' equity:
  Preferred stock, $0.001 par value; issuable in
    series; 1,000,000 shares authorized; 519,533
    and 400,000 convertible shares issued and
    outstanding at December 31, 1998 and 1997,
    respectively (Liquidation preference at
    December 31, 1998 and 1997 -- $18,429,310 and
    $3,258,800, respectively)                              520              400
  Common stock, $0.001 par value; 40,000,000 shares
    authorized; 30,382,948 shares and 17,796,045
    shares issued and outstanding at December 31,
    1998 and 1997, respectively                         30,383           17,796
  Additional paid-in capital                       152,698,580      117,164,524
  Deferred compensation and other adjustments         (185,850)        (124,910)
  Accumulated deficit                             (150,433,773)    (111,910,171)
                                                 -------------    -------------
          Total stockholders' equity                 2,109,860        5,147,639
                                                 -------------    -------------
          Total liabilities and stockholders'
             equity                              $  13,139,143    $  26,752,500
                                                 =============    =============

               See accompanying notes to financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS


                                                Years Ended December 31,
                                    -------------------------------------------
                                          1998           1997           1996
                                    -------------  -------------  -------------
Revenue from collaborative
  agreements                         $  2,659,856   $  3,500,000   $  3,406,250
Operating expenses:
  Research and development             32,393,374     24,140,246     19,138,190
  General and administrative            5,565,066      4,833,489      3,537,157
                                    -------------  -------------  -------------
     Total operating expenses          37,958,440     28,973,735     22,675,347
Loss from operations                  (35,298,584)   (25,473,735)   (19,269,097)
Interest income                           550,227      1,217,884      1,082,618
Interest expense                       (2,033,004)    (5,032,684)      (603,330)
                                    -------------  -------------  -------------
Net loss                              (36,781,361)   (29,288,535)   (18,789,809)
Deemed dividend on Preferred Stock     (1,742,241)             -              -
Net loss applicable to
  Common Stockholders                $(38,523,602)  $(29,288,535)  $(18,789,809)
                                    =============   ============   ============
Basic and diluted net loss per
  common share                       $      (1.92)  $      (1.72)  $      (1.39)
                                     =============  ============   ============
Shares used in calculation of
  basic and diluted net loss
  per common share                     20,114,000     17,010,000     13,496,000
                                    =============   ============   ============

               See accompanying notes to financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1997 and 1998


                                             Deferred
             Convertible         Addition  Compensation              Total
              Preferred  Common  Paid-In     and     Accumulated  Stockholders'
                Stock    Stock   Capital     Other      Deficit       Equity
                                           Adjustments
             ------------------------------------------------------------------
Balance at
  December 31,
    1995       $ -  $13,258  $88,170,926  $(146,956)  $(63,831,827)  $24,205,401
Issuance of
  273,978 shares
  of common
  stock upon
  the exercise
  of stock
  options        -      274     439,806         -              -        440,080

Issuance of
  400,000 shares
  of series A
  convertible
  preferred
  stock        400        -   3,057,823         -              -      3,058,223
Issuance of
  388,918 shares
  of common
  stock in
  connection with
  Lipha/Merck
  collaboration  -      389   2,971,833          -             -      2,972,222
Unrealized
  loss on
  available-for-sale
  securities     -        -           -    (26,458)            -        (26,458)
Amortization and
  reversals of
  deferred
  compensation   -        -     (35,933)   153,164             -        117,231
Net loss         -        -           -          -   (18,789,809)   (18,789,809)
            ------   ------     --------  --------    ----------     ----------
Balance at
  December 31,
    1996       400   13,921  94,604,455    (20,250)  (82,621,636)    11,976,890
Issuance of
  19,472 shares
  of common
  stock upon
  the exercise
  of stock
  options        -       19      64,137          -             -         64,156
Issuance of
  2,000,000 shares
  of common
  stock in
  connection with
  a registered
  direct public
  offering in
  January 1997,
  net of issuance
  costs of $.93
  million        -    2,000    8,068,410         -             -      8,070,410
Issuance of
  1,600,000 shares
  of common
  stock in
  connection with
  a registered
  direct public
  offering in
  April 1997,
  net of issuance
  costs of $.13
  million        -    1,600    7,822,654         -             -      7,824,254
Issuance of
  200,787 shares
  of common
  stock in
  connection with
  Lipha/Merck
  collaboration  -      201    1,492,338         -             -      1,492,539
Issuance of
  55,102 shares
  of common
  stock upon
  conversion
  of senior
  convertible
  notes in
  November 1997  -       55      223,108         -             -        223,163
Unrealized
  loss on
  available-for-sale
  securities     -        -            -    (9,720)            -         (9,720)
Deferred
  compensation
  related to
  granting of
  options to
  non-employees,
  net of
  amortization
  and reversals  -        -      240,282   (94,940)            -        145,342
Value ascribed
  to warrants
  issued in
  conjunction
  with secured
  loan           -        -      648,000         -             -        648,000
Value ascribed to
  in-the-money
  conversion
  option of
  senior
  convertible
  notes          -        -    3,692,140         -             -      3,692,140
Value ascribed
  to warrants
  issued in
  conjunction
  with senior
  convertible
  notes          -        -      309,000        -              -        309,000
Net loss         -        -            -        -    (29,288,535)   (29,288,535)
             -----    -----    --------- --------     ----------     ----------
Balance at
  December 31,
    1997      $400  $17,796 $117,164,524 $(124,910) $(111,910,171)   $5,147,639


                          SHAMAN PHARMACEUTICALS, INC.

              For the Years Ended December 31, 1996, 1997, and 1998

                                              Deferred
             Convertible          Addition  Compensation              Total
              Preferred   Common  Paid-In     and     Accumulated  Stockholders'
                Stock     Stock   Capital     Other      Deficit       Equity
                                             Adjustments
             ------------------------------------------------------------------
Balance at
  December 31
    1997       400   17,796  117,164,524 (124,910)  (111,910,171)     5,147,639
Issuance of
  15,843 shares
  of common
  stock upon
  the exercise
  of stock
  options        -       16       21,699        -              -         21,715
Issuance of
  62,312 shares
  of common
  stock to
  employees from
  the 1998 special
  issuance
  plan           -       63       80,696        -              -         80,759
Issuance of
  747,206 shares
  of common
  stock to
  consultants for
  consulting
  services
  rendered       -      747    1,073,363        -              -      1,074,110
Sale of
  1,155,239 shares
  of common
  stock in
  connection with
  Lipha/Merck
  collaboration  -    1,155    2,498,845        -              -      2,500,000
Deferred
  compensation
  related to
  granting of
  options to
  non-employees,
  net of
  amortization
  and reversals  -        -      162,464  (75,849)             -         86,615
Change in unrealized
  gain/loss on
  available-for-sale
  securities     -        -            -   14,909              -         14,909
Value ascribed to
  Warrants issued
  in conjunction
  with Series B
  Convertible
  Preferred Stock
  ($1,462,860)   -        -            -        -              -              -
Issuance of
  201,645 shares
  of common
  stock  in
  connection with
  senior convertible
  notes quarterly
  interest
  payment        -      202      650,339        -              -        650,541
Issuance of
  1,076,202 shares
  of common
  stock upon
  the conversion
  of 1,209 shares
  of Series D
  Convertible
  Preferred
  Stock         (1)   1,076       (1,075)        -             -              -
Issuance of
  2,571,252 shares
  of common
  stock upon
  the conversion
  of senior
  convertible
  notes          -    2,571    5,450,613        -              -      5,453,184
Sale of
  140,880 shares
  of convertible
  preferred stock
  in connection
  with the
  Series C
  Convertible
  Preferred
  Stock
  Offering,
  net of
  issuance
  costs of $1.5
  million      141        -    12,598,553       -              -     12,598,694
Value ascribed
  to in-the-money
  conversion
  option of
  Series C
  Convertible
  Preferred
  Stock          -        -       678,636       -              -        678,636
Issuance of
  1,861,550 shares
  of common
  stock
  upon the
  conversion of
  24,922 shares
  of Series C
  Convertible
  Preferred
  Stock        (25)   1,862        (1,837)      -              -              -
Issuance of
  83,583 shares
  of common
  stock in
  payment of
  Dividends on
  Series C
  Convertible
  Preferred
  Stock          -       83           (83)      -              -              -
Sale of
  4,812,071 shares
  of common stock
  in connection
  with the
  private
  placement
  offering in
  December 1998,
  net of issuance
  costs of $.13
  million        -    4,812     7,082,132       -              -      7,086,944
Issuance of
  4,784 shares
  of Series D
  Convertible
  Preferred Stock
  in exchange
  for cancellation
  of senior
  convertible
  note           5        -     4,176,106       -              -      4,176,111
Value ascribed to
  in-the-money
  conversion option
  of Series D
  Convertible
  Preferred
  Stock          -        -     1,063,605        -              -     1,063,605
Value ascribed to
  Warrants issued in
  conjunction with
  Series D
  Convertible
  Preferred Stock
  ($943,680)     -        -             -        -              -             -
Net loss         -        -             -        -    (38,523,602)  (38,523,602)
             -----    -----    ----------    -----    ------------ ------------
Balance at
 December 31,
   1998       $520  $30,383  $152,698,580 $(185,850) $(150,433,773) $(2,109,860)
             =====  =======   ===========  =========  =============  ===========

               See accompanying notes to financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                              Years ended December 31,
                                   ---------------------------------------------
                                        1998            1997           1996
                                  -------------   -------------   --------------
Operating activities:
  Net loss applicable to
    Common Shareholders           $ (38,523,602)  $ (29,288,$35)  $ (18,789,809)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation                    1,214,139       1,718,167       2,245,860
      Amortization of warrants and
        deferred equity costs           286,664         390,729         117,231
      Loss on disposal of fixed assets   19,834               -               -
      Interest expense on issuance of
        senior convertible notes              -       3,692,140               -
      Deemed dividend on
        preferred stock               1,742,241               -               -
      Issuance of common stock to
        consultants for services
        rendered                      1,074,110               -               -
      Other compensation                 80,759               -               -
      Payment of interest in
        common stock                    328,743               -               -
  Changes in operating assets
    and liabilities:
      Prepaid expenses, current
        assets and other assets         755,280         628,198         (80,148)
      Accounts payable, accrued
        professional fees,
        accrued compensation,
        accrued clinical trial
        costs and contract
        research advances               974,423        (748,327)      2,021,220
                                    ------------    ------------    ------------
Net cash used in operating
  activities                        (32,047,409)    (23,607,628)    (14,485,646)
                                    ------------    ------------    ------------
Investing activities:
  Purchases of
    available-for-sale investments   (5,255,947)    (14,562,627)    (10,872,811)
  Maturities of
    available-for-sale investments    5,032,892       4,954,640      26,325,454
  Sales of available-for-sale
    investments                       7,040,710               -       1,494,000
  Capital expenditures                 (375,501)       (913,382)       (864,729)
  Employee loans, net of repayments     (256,347)              -               -
                                    ------------    ------------    ------------
Net cash provided by (used in)
  investing activities                6,185,807     (10,521,369)     16,081,914
                                    ------------    ------------    ------------
Financing activities:
  Proceeds from issuance of
    preferred stock, net             12,598,694               -       3,058,223
  Proceeds from issuance of
    common stock, net                 9,608,659      17,446,683       3,412,302
  Proceeds from issuance of
    long-term  obligations                    -       5,000,000         600,000
  Proceeds from issuance of
    senior convertible notes, net             -       9,479,039               -
  Principal payments on
    long-term obligations            (2,310,080)     (2,936,297)     (1,825,665)
  Proceeds from asset financing
    arrangements                        511,123         429,023               -
                                    ------------    ------------    ------------
Net cash provided by financing
  activities                         20,408,396      29,418,448       5,244,860
                                    ------------    ------------    ------------
Net increase (decrease) in cash
  and cash equivalents               (5,453,206)     (4,710,549)      6,841,128
Cash and cash equivalents at
  beginning of period                11,340,702      16,051,251       9,210,123
Cash and cash equivalents at end
  of period                        $  5,887,496    $ 11,340,702    $ 16,051,251
                                   ============   =============    =============

Supplemental information
  Interest paid                    $    605,069    $    538,891    $    603,330
                                   ============   =============    =============

               See accompanying notes to financial statements.

                         SHAMAN PHARMACEUTICALS, INC.

                        NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

General

      To date, Shaman Pharmaceuticals has been primarily focused on discovering and developing novel pharmaceutical products for major human diseases by isolating and optimizing active compounds found in tropical plants with a history of medicinal use. We have conducted human clinical trials with our three lead product candidates -- SP-303/Provir (Phase III/II), nikkomycin Z (Phase I) and SP-134101 (Phase I) -- targeting five indications. Due to unforeseen delays and costs necessary to complete additional necessary trials for our lead compound, SP-303/Provir for the treatment of diarrhea in people with AIDS, we have chosen to discontinue all pharmaceutical development, manufacturing and marketing activities. We intend to sell or outlicense worldwide marketing rights to our pharmaceutical assets. We plan to focus our efforts on our Botanicals division.

Matters Affecting Ongoing Operations

      The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have cash, cash equivalents and short-term investments at December 31, 1998 aggregating $9.2 million which are not sufficient to enable us to pay existing liabilities and fund our operations through December 31, 1999. We have total liabilities in excess of our available cash resources at December 31, 1998. We have had recurring net losses, including a net loss applicable to common stockholders of $38.5 million in the year ended December 31, 1998, and have an accumulated deficit of $150.4 million at December 31, 1998. These conditions raise substantial doubt about our ability to continue as a going concern.

      To address these matters, on February 1, 1999, we announced and initiated the implementation of a Restructuring Plan which resulted in the immediate cessation of all pharmaceutical research and development activities, a reduction in workforce of 60 employees, and will result in the closing down of all of the operations of our pharmaceutical business (see Note 2). After the implementation of the Restructuring Plan, we expect our available cash resources to be substantially used before the end of June 1999.
      Further, we intend to sell or enter into outlicensing agreements with respect to all of our current pharmaceutical research programs including SP-303/Provir, nikkomycin Z and SP-134101. We are currently negotiating for the termination of our remaining research and development collaboration agreement with Lipha S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck"). We intend to focus our future efforts on the development and commercialization of botanical dietary supplements derived from tropical plant sources.

Revenue Recognition

      Revenue under our collaborative research agreements is recognized ratably as costs are incurred by us in accordance with the performance requirements of the agreements. Non-refundable payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Payments received which are still subject to future performance requirements are deferred until earned. Revenues from achievement of milestone events are recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met. Costs of contract revenue approximate such revenue and are included in research and development expenses.

Research and Development Expense

      Research and development expense consists of independent research and development costs and the costs associated with work performed under collaborations. Research and development costs include direct and research-related overhead expenses and are expensed as incurred.

Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation" ("SFAS 123") which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. We have elected to follow the disclosure requirements of SFAS 123 for the year ended December 31, 1998, 1997 and 1996 and will continue to measure stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Note 8 contains a summary of the pro forma effects to reported net loss applicable to common stockholders and net loss per common share for 1998, 1997 and 1996 as if we had elected to recognize compensation expense based on the fair value of options granted as described by SFAS 123.

      We grant stock options to employees and directors for a fixed number of shares with an exercise price equal to the fair market value of shares at the date of grant. We account for stock option grants to employees and directors in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognize no compensation expense for the stock option grants to employees and directors.

Per Share Data

      Net loss per share is computed using the weighted average number of shares of common stock outstanding. The impact of stock options and other common stock equivalents have been excluded from the computation in all years presented as they are antidilutive.

Comprehensive Loss

      As of January 1, 1998, we adopted Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this statement had no impact on our net loss or total stockholders' equity. SFAS 130 requires unrealized gains or losses on our available for sale securities, which prior to adoption were reported in stockholder's equity, to be included in other comprehensive income (loss). Our comprehensive loss was not materially different from our net loss applicable to common stockholders in 1998, 1997 and 1996.

Cash, Cash Equivalents, Investments and Concentration of Credit Risk

      We consider all highly liquid investments with remaining maturities of three months or less at time of purchase to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with original maturities greater than 90 days are considered short-term investments. Investments with maturities greater than one year from the balance sheet date are considered long-term investments. Investments consist primarily of commercial paper, investments in government securities, corporate bonds and asset-backed securities. These investments typically bear minimal risk. This diversification of risk is consistent with our policy to maintain high liquidity and ensure safety of principal. We maintain our cash, cash equivalents and investments in accounts with several United States banks and brokerage houses.

      We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such determination as of each balance sheet date. As of December 31, 1998 and 1997, we have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, included in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Carrying Value of Long-Lived Assets and Long-Lived Assets to be Disposed Of

      In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," we record impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on our estimate of future undiscounted cash flows, except for a reserve included in the estimated restructuring charge (see Note 2), we expect to recover the carrying amounts of our long-lived assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

Segment Reporting

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. We have determined that in 1998, 1997 and 1996, we operated in only one segment.

Reclassification

      Certain prior year amounts have been reclassified to conform to current year's presentation.

2.  Restructuring Plan

      On February 1, 1999, we announced and initiated implementation of a restructuring plan which resulted in the closing down of the operations of our pharmaceutical business. We now intend to outlicense worldwide marketing rights to all our pharmaceutical compounds and will focus our efforts on the development and commercialization of botanical dietary supplements through botanicals division. The restructuring plan includes: cessation of pharmaceutical research and development activities and related operations; sale or outlicensing of all of our current pharmaceutical research programs;
reduction in force of approximately 60 employees (65% of our workforce); dedication of initially 12 employees (as of February 26, 1999, 5 employees remain) to the process of closing down the pharmaceutical business; termination of the research and development contract with Lipha/Merck; settlement of outstanding long-term equipment financing obligations; sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-lease a portion of the facility.

      The termination of 60 employees occurred on February 1, 1999. We are in the process of determining an estimate of the costs of the restructuring which will be recorded in the first quarter of 1999. We expect that such charge will range from $2,400,000 to $5,000,000.

3.   Collaborative Relationships

      In September 1996, we entered into a five-year collaborative agreement with Lipha/Merck to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, we received an annual research fee of $1.5 million which was amortized to revenue over twelve months as the work was performed. We also received approximately $3 million for 388,918 shares of Common Stock priced at $7.71 per share, representing a 20% premium to the weighted average price of the Common Stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono Pharmaceutical Co. Ltd. Osaka, Japan ("Ono"), Lipha/Merck agreed to provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of Common Stock at the time of purchase. The research payments were recognized as revenue ratably as the related costs are incurred by us in the performance of our obligations to perform certain research and clinical trial activities. The agreement also provided for additional preclinical and clinical milestone payments to us in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha/Merck agreed to bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. Preclinical and clinical milestone payments would be recognized as revenue as certain preclinical hurdles are met and as certain phases of the clinical trials and the FDA approval process were completed. In addition, as products were commercialized, Shaman would receive royalties on all product sales outside the United States and up to 50% of the profits (if we exercise our co-promotion rights) or royalties on all product sales in the United States. Certain of the milestone payments would be credited against future royalty payments, if any, due to us from sales of products developed pursuant to the agreement.

      In December 1998, we renegotiated the terms of the existing agreement with Lipha/Merck. Under the new terms, we forgave $6.0 million in aggregate payments due over the remaining term of the original agreement in exchange for a one-time up-front payment of an aggregate of $2.0 million, consisting of a $1.0 million research payment (which remains recorded as deferred revenue that we have not yet earned) and a $1.0 million equity investment.

      For the year ended December 31, 1998, Shaman recognized $1.9 million in revenue from the Lipha/Merck collaboration. In addition, we received a total $2.5 million for issuance of 1,155,239 shares of Common Stock (813,008 shares priced at $1.85 per share in September 1998 and 342,231 shares priced at $2.92 per share in December 1998), each representing a 20% premium to the weighted average price of Common Stock's stock at the time of purchase. Revenues from Lipha/Merck accounted for 70%, 43% and 12% of total revenues earned in 1998, 1997 and 1996 respectively.

      On February 1, 1999, we discontinued all research and development activities related to the collaborative agreement. We are currently in negotiations with Lipha/Merck, for the discontinuation of this research agreement. There will be no further research payments from Lipha/Merck.

      In May 1995, we entered into a collaborative agreement with Ono providing for, among other things, three years of funding for the research and development of compounds for the treatment of Type II diabetes. Under the agreement, Shaman was obligated to screen 100 diabetes-specific plants per year in vivo, isolate and identify active compounds, and participate in any medicinal chemistry modification. In turn, Ono provided us with access to Ono's preclinical and clinical development capabilities through proprietary in vitro assays and medicinal chemistry effort. Ono's development and commercialization rights are for the countries of Japan, South Korea and Taiwan. Under the terms of the agreement, Ono provided $7.0 million in collaborative research funding and will pay preclinical and clinical milestone payments of $4.0 million per compound for each antidiabetic drug that is commercialized.

      We received an additional $1.0 million payment (beyond the $7.0 million commitment) in December 1996 for enhanced access rights to these compounds. For the years ended December 31, 1998, 1997 and 1996, Shaman recognized $790,000, $2.0 million and $3.0 million, respectively in revenue from the Ono collaboration. Revenues from Ono accounted for 30%, 57% and 88% of total revenues earned in 1998, 1997 and 1996, respectively.

       In May 1998, our collaborative agreement with Ono, and the ongoing research and development funding received pursuant thereto, expired under the original terms thereof and was not renewed. Under the agreement, Ono will continue to provide milestone payments and royalties to us on any resulting products Ono develops from compounds identified during the three-year term of the agreement.

      Costs associated with revenue from these collaborations totaled $8.2 million, $11.4 million and $11.6 million for the year ended December 31, 1998, 1997 and 1996, respectively, and are included in research and development expenses in the accompanying financial statements.

4.  Investments

    The following is a summary of available-for-sale securities (in thousands):

                                                December 31, 1998
                                  --------------------------------------------
                                            Gross        Gross      Estimated
                                          Unrealized   Unrealized     Fair
                                    Cost    Gains       Losses       Value
                                  ------- ----------   ----------   ----------
   U.S. Treasury securities
     and government obligations   $ 2,255   $     --    $     (5)     $ 2,250
   U.S. corporate bonds             1,000         --          --        1,000
   U.S. corporate commercial
     paper and other                4,984         --         (10)       4,974
                                  -------   --------     --------    --------
        Total                     $ 8,239   $     --    $    (15)     $ 8,224
                                  =======   ========     ========    ========


 Above amounts are included in the balance sheet as follows:

    Cash and cash equivalents     $ 4,957        --     $    (10)     $ 4,947
    Short-term investments          3,282        --           (5)       3,277
                                  -------   --------     --------    --------
        Total                     $ 8,239   $     --    $    (15)     $ 8,224
                                  =======   ========     ========    ========




                                               December 31, 1997
                                  --------------------------------------------
                                            Gross        Gross      Estimated
                                          Unrealized   Unrealized     Fair
                                    Cost    Gains       Losses       Value
                                  ------- ----------   ----------   ----------
  U.S. Treasury securities
     and government obligations   $ 4,625   $     --    $    (10)     $ 4,615
   U.S. corporate bonds             3,000         --          --        3,000
   U.S. corporate commercial
     paper and other               10,810         --         (20)      10,790
                                  -------   --------     --------    --------
        Total                     $18,435   $     --    $    (30)     $18,405
                                  =======   ========     ========    ========


 Above amounts are included in the balance sheet as follows:

    Cash and cash equivalents     $ 8,345        --     $    (20)     $ 8,325
    Short-term investments         10,090        --          (10)      10,080
                                  -------   --------     --------    --------
        Total                     $18,435   $     --    $    (30)     $18,405
                                  =======   ========     ========    ========



       The average remaining maturity of the portfolio was approximately less than one month as of December 31, 1998, and approximately four and one-half months at December 31, 1997, respectively.

      The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value.

5.  Long-Term Obligations

      At December 31, 1998, long-term obligations consist of secured and unsecured term loans and secured borrowings used to acquire property and equipment, capital lease arrangements and a leasehold improvement financing obligation.

      In May 1997, we obtained a $5.0 million term loan to payoff pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development. The loan is payable in thirty-six equal monthly installments and the interest rate is 14.58%. The lender was granted warrants to purchase 200,000 shares of Common Stock at $6.25 per share, which are exercisable over a ten-year period. We have attributed a value of $648,000 to these warrants. This amount has been recorded as a discount on the related debt and is being amortized as interest expense over the term of the loan.

      In June 1997, we issued $10.4 million of senior convertible notes, with an original maturity of August 2000. Interest at 5.5% per annum on the notes was payable in Common Stock or cash at our option. Initially, the notes were convertible into Common Stock at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price would not be less than $5.50 per share. Starting in November 1997, the notes were convertible into Common Stock at a 10% discount from the low trading price during a designated time period prior to the conversion, with a floor of $5.50 through March 31, 1998, pursuant to a March 1998 amendment agreement with the note holders whereby we issued to the note holders three-year warrants to purchase an aggregate of 137,500 shares of Common Stock at an exercise price of $7.50 per share as consideration for entering into the amendment agreement. We have attributed a value of $309,000 to these warrants. This amount was recorded as a discount on the related debt and was amortized as interest expense over the term of the loan. Of the notes issued, $400,000 was issued to the placement agent as part of the placement fee. We paid the placement agent an additional $300,000 in cash. The placement fees and other offering costs have been capitalized in other assets as deferred issuance costs and were amortized to interest expense over the life of the notes to the extent the notes were not converted to Common Stock. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses. In connection with the issuance of the notes, we recognized a non-cash charge in the amount of $3,692,000, representing the value attributed to the in-the-money conversion feature of the senior convertible notes.

      Through December 9, 1998, an aggregate principal balance of approximately $5.6 million of senior convertible notes was converted into an aggregate of 2,571,252 shares of common stock. On December 10, 1998, we issued to the note holders an aggregate of 4,784 shares of our Series D Convertible Preferred Stock in exchange for the cancellation of an aggregate of $4.8 million (including accrued interest) of the notes.

      Equipment borrowings totaled $0 and $401,555 at December 31, 1998 and 1997, respectively. The borrowings carried interest at rates ranging from 10.7% to 12.75% at December 31, 1997, were secured by the equipment acquired, and were payable in monthly installments ranging from $10,000 to $156,000 through December 1998.

      We also acquired certain equipment and furniture pursuant to capital lease arrangements. The gross amount of equipment and furniture and the related accumulated amortization recorded under capital leases included in property and equipment are as follows:

                                                   1998           1997
                                               ------------    ------------
             At December 31,
               Equipment and furniture         $ 2,401,286     $ 1,890,164
               Less accumulated amortization    (1,668,460)     (1,354,475)
                                               ------------    ------------
                                               $   732,826     $   535,689
                                               ============    ============

      Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

      In connection with the facility lease described in Note 6, we entered into an agreement with the former tenant of the facility to acquire approximately $1.5 million of tenant improvements by making annual payments to the former tenant, including accrued interest of $540,000 in 1999 through 2002. The 1998 payment was not paid until January 1999.

Fair  Value of  Long-Term  Obligations

      The fair values of our long-term obligations are estimated using discounted cash flow analyses based on our current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts and fair values of long-term obligations consisted of the following at December 31, 1998:

                                            Carrying Value        Fair Value
                                            --------------        ----------
      Leasehold improvements financings      $ 2,032,045          $ 2,213,059
      Secured Loan                           $ 2,724,189          $ 2,414,913


      The carrying value of our term loan approximates our fair value because the interest rates on the note takedowns are periodically reset.

      At December 31, 1998, future payments on long-term obligations are as follows:

                                                         Leasehold
                              Secured        Capital     Improvement
                               Loan          Leases      Financing       Total
                            -----------     --------     ------------    -----

   1999                      $1,893,219    $ 257,889    $1,080,000   $3,231,108
   2000                         830,970      281,333       540,000    1,652,303
   2001                               -      270,635       540,000      810,635
   2002                               -       60,673       540,000      600,673
   2003                               -            -             -            -
                            -----------   ----------   -----------  -----------
   Total minimum payments    $2,724,189    $ 870,530    $2,700,000   $6,294,719
   Less amount representing
     interest (at rate
     ranging from 9.5%
     to 12.0%)                        -     (119,766)     (667,955)    (787,721)
                            -----------   ----------   -----------  -----------
                             2,724,189       750,764     2,032,045    5,506,998
   Less current
     installments           (1,893,219)     (219,232)     (691,410)  (2,803,861)
                            -----------   ----------   -----------  -----------
   Long-term obligations,
     excluding current
     installments            $ 890,970     $ 531,532    $1,340,635   $2,703,137
                            ===========   ==========   ===========   ==========


6.   Commitments and Contingencies

      We lease our research and office facility in South San Francisco, California under a noncancellable agreement expiring 2003, with options to renew for a total of ten years. We are required to pay operating costs, including property taxes, utilities, insurance and maintenance.

      At December 31, 1998, the minimum noncancellable future rental payments under our operating leases are:

                         1999      $ 1,210,837
                         2000        1,544,555
                         2001        1,590,892
                         2002        1,638,618
                         2003          281,296
                                  ------------
                                   $ 6,266,198
                                  ============

      Rent expense for each of the three years ended December 31, 1998, 1997 and 1996 was approximately $1,189,000 $1,154,000 and $1,348,000, respectively.

      We are involved in a litigation and disputes which are incidental to our business. While it is not possible to predict or determine the outcome of such litigation and disputes, or to provide an estimate of the losses, if any, that may arise, we believe the costs associated with all of these actions will not have a material effect on our consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations.

      Further, product liability claims may be asserted in the future relative to events not known to management at the present time. We have insurance coverage which we believe is adequate to protect against such product liability losses as could materially affect our financial position.

7.  Contractual Agreements

      We have entered into license, clinical trial and supply agreements with universities, research organizations and commercial companies. Certain of these agreements require payments of royalties on future sales of resulting products and may subject us to minimum annual payments to our contract partners. In addition, we signed an agreement in 1995 which could result in the payment of milestone installments if certain development objectives are achieved. To date, payments under these agreements have not been significant and, at December 31, 1998, related noncancellable commitments are immaterial.

8. Stockholders' Equity

Preferred Stock

      We are authorized to issue 1,000,000 shares of preferred stock (519,533 shares of which are issued and outstanding at December 31, 1998). Our Board of Directors may set the rights and privileges of any preferred stock issued.

      On December 10, 1998, we and certain institutional investors exchanged an aggregate of $4.8 million (including accrued interest) of the Senior Convertible Notes (the "Notes") for an aggregate of 4,784 shares of our Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is entitled to receive, when, as, and if declared by the Board of Directors out of funds legally available for such purpose, cumulative dividends at the rate of $55 per annum. Dividends on the Series D Preferred Stock are payable in cash or shares of our Common Stock or any combination of cash and shares of Common Stock, at our option and are payable quarterly on February 1, May 1, August 1 and November 1 of each year. Each share of Series D Preferred Stock is convertible, at any time, into Common Stock at the lesser of (a) $1.125 per share or (b) 90% of the low trading price during a designated time period prior to the conversion. In addition, the holders received an aggregate of 767,469 warrants to purchase additional shares of Common Stock in exchange for surrendering the redemption rights previously held by them under the Notes. The warrants were priced at 150% of the average closing price for the month of December 1998. We have attributed a value of $943,680 to these warrants. In connection with the issuance of the Series D Preferred Stock, we also recognized a non-cash charge in the amount of $1,063,605, representing the value attributed to the in-the-money conversion feature of the Series D Preferred Stock.

      The delisting of our Common Stock from The Nasdaq National Market constituted an Optional Redemption Event (as defined in the Certificate of Designation of Series D Preferred Stock) for the Series D Preferred Stock. In connection therewith, on February 4, 1999, we issued a Control Notice (as defined in the Certificate of Designation of Series D Preferred Stock) that prevented the redemption of the Series D Preferred Stock. This Control Notice will remain in effect for as long as we are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. Delivery of the Control Notice had the effect of increasing the annual dividend to $180 per share and adjusting the conversion price of the Series D Preferred Stock to 80% of the amount the conversion price would otherwise be.

      In October 1998, we completed the sale to the public of an aggregate of 140,880 shares of our Series C Convertible Preferred Stock for aggregate gross proceeds of $14.1 million. Each share of Series C Preferred Stock is entitled to receive cumulative dividends paid semi-annually to the holders of record of such shares as follows: (i) an annual stock-on-stock dividend, paid in arrears, in shares of Common Stock (calculated as the quotient of $10.00 divided by 85% of the average closing price of the Common Stock for the 10-day trading period ending three trading days prior to the date the dividend is paid); plus (ii) a cash amount equaling 0.00005% of our U.S. net sales of our SP-303/Provir product for the treatment of diarrhea, if any, for the preceding two calendar quarters less $5.00. If, under Delaware law, we are unable to pay the cash portion of the dividends, then the cash portion will be paid in shares of Common Stock (valued at 85% of the average closing price of the Common Stock for the 10-day trading period ending three trading days prior to the date on which the dividend is paid). We intend to honor this royalty portion of the dividend through the sale of our first botanical product, if any. Each share of the Series C Preferred Stock was convertible for a period of 30 days after the first issuance and will be convertible again commencing 12 months after the initial issuance date (August 18, 1998) at the election of each holder, and automatically on the sixth anniversary of the initial issuance date into greater of (a) 16.6667 shares of Common Stock or (b) such number of shares of Common Stock as equals $100 (the price paid per share of Series C Preferred Stock) divided by 85% of the average closing price of the Common Stock reported by Nasdaq for the 10-day trading period ending three trading days prior to the date of conversion. The Common Stock is currently trading on the OTC Bulletin Board. During the initial 30-day conversion period for the Series C Preferred Stock, 24,922 shares of the Series C Preferred Stock were converted into an aggregate of 1,861,550 shares of Common Stock. In connection with the issuance of the Series C Preferred Stock, we recognized a non-cash charge in the amount of $678,636.

     In June 1998, we entered into Stock Purchase Agreements with certain of our stockholders (the "Buyers") pursuant to which we acquired the right to sell to the Buyers, subject to certain conditions up to an aggregate of 7,000 shares of Series B Custom Convertible Preferred Stock for an aggregate purchase price of $7,000,000. The Stock Purchase Agreements were terminated upon the closing of the Series C Convertible Preferred Stock Financing in October 1998. As consideration for entering into the Stock Purchase Agreements, we issued to the Buyers warrants to purchase an aggregate of 350,000 shares of Common Stock. The warrants are exercisable for a period of five years at an exercise price per share equal to 115% of the average trading price of the Common Stock during specified measurement periods. We have attributed a value of $1.5 million to these warrants.

      In July 1996, we closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which it received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Convertible Preferred Stock and for the issuance of a six-year warrant to purchase 550,000 shares of Common Stock at an exercise price of $10.18 per share. The Preferred Stock does not carry a dividend obligation and will convert into Common Stock no later than July 23, 1999 at a price per share between $6.00 and $8.15, depending on the market value of Common Stock during the period prior to conversion. The holder of preferred shares is entitled to a liquidation preference of $8.15 per share.

Common Stock

      In December 1992, we adopted the 1992 Stock Option Plan ("the Plan") as the successor plan to our 1990 Stock Option Plan. The Plan will terminate on the earlier of December 31, 2002 or the date on which all shares available for issuance under the Plan have been issued or canceled. The Plan provides for two separate components: the Discretionary Option Grant Program and the Automatic Option Grant Program.

      Under the Discretionary Option Grant Program, options granted may either be incentive options or non-statutory options. Incentive options may be granted to employees at a price not less than the fair market value of Common Stock on the grant date. Non-statutory options may be granted at a price determined by the plan administrator. Each option granted is exercisable as determined by the plan administrator, with a term not to exceed ten years. The Plan also allows for the granting of options with repurchase rights and stock appreciation rights at the discretion of the plan administrator.

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

      On September 18, 1998, the Plan Administrator implemented an option cancellation/regrant program for all employees of the Company, including our executive officers. Pursuant to that program, each such employee was given the opportunity to surrender his or her outstanding options under the Plan with exercise prices in excess of $1.281 per share in return for a new option grant for the same number of shares but with an exercise price of $1.281 per share, the closing selling price per share of Common Stock as reported on the Nasdaq National Market on the September 18, 1998 grant date of the new option. Options for a total of 1,855,205 shares with a weighted average exercise price of $5.275 per share were surrendered for cancellation, and new options for the same number of shares were granted with the $1.281 per share exercise price. To the extent the higher-priced option was exercisable for any option shares on the September 18, 1998 cancellation date, the new option granted in replacement of that option will become exercisable for those shares in a series of twelve (12) successive equal monthly installments upon the optionee's completion of each month of service over the one (1) year period measured from the September 18, 1998 grant date. The option will become exercisable for the remaining option shares in one or more installments over the optionee's period of continued service, with each such installment to vest on the same vesting date in effect for that installment under the cancelled higher-priced option.

      On October 20, 1998, the Plan Administrator implemented an option cancellation/regrant program for the non-employee Board members (excluding the Plan Administrator) and certain key independent consultants holding options under the Plan. Pursuant to the October program, each such individual was given the opportunity to surrender his or her outstanding options under the Plan with exercise prices in excess of $1.4375 per share in return for a new option grant for the same number of shares but with an exercise price of $1.4375 per share, the closing selling price per share of Common Stock as reported on the Nasdaq National Market on the October 20, 1998 grant date of the new option. Options for a total of 584,639 shares with a weighted average exercise price of $6.123 per share were surrendered for cancellation, and new options for the same number of shares were granted with the $1.4375 per share exercise price. To the extent the higher-priced option was exercisable for any option shares on the October 20, 1998 cancellation date, the new option granted in replacement of that option will become exercisable for those shares in a series of twelve (12) successive equal monthly installments upon the optionee's completion of each month of service over the one (1) year period measured from the October 20, 1998 grant date. The option will become exercisable for the remaining option shares in one or more installments over the optionee's period of continued service, with each such installment to vest on the same vesting date in effect for that installment under the cancelled higher-priced option.

      Both programs provide for automatic acceleration of the exercise period in the event of certain corporate transactions, including a merger, asset sale or change in control of the Company.

      The 1990 Stock Option Plan provided for the granting of incentive and non-statutory stock options. Both types of options were immediately exercisable and expire ten years from the date of grant. Vesting of optioned shares was determined by the board of directors and generally occurred over a two- to four-year period from the date of grant. At December 31, 1998, all options to purchase Common Stock issued under this plan were vested.

      A summary of stock option activity is as follows:


                                     Options Outstanding
                             --------------------------------------------------
                                                         Weighted      Weighted
                                                         Average        Average
                              Number      Price Per      Exercise    Fair Value
                             of Shares     Share         Price         At Grant
                                                                        Date
                             ---------   ------------    ---------   ----------
Balance at
   December 31, 1996        2,101,976     $.06--$13.25      $5.48
  Granted at fair value       951,400     4.13--  6.81       5.41        $3.46
  Exercised                   (19,472)     .24--  5.88       3.29
  Forfeited                  (242,299)    3.50-- 13.25       6.40
                           -----------
Balance at
   December 31, 1997        2,791,605       .06--13.25       5.40
  Granted at fair value     4,420,244      1.28-- 4.94       1.48        $1.49
  Exercised                   (15,841)     0.06-- 3.50       0.37
  Forfeited                (2,782,587)     1.28--13.25       5.54
                          -----------
Balance at
   December 31, 1998        4,413,421       .06--10.75      $1.41
                          ===========

      At December 31, 1998, 607,719 shares under options were exercisable at a weighted average exercise price of $1.66 per share (1,310,036 shares under options were exercisable at a weighted average exercise price of $5.25 per share at December 31, 1997). A stock option grant of 1,500,000 shares of Common Stock granted on September 18, 1998 at an exercise price of $1.281 per share was pending stockholder approval.

   The  following   table   summarizes   information   regarding  stock  options
outstanding at December 31, 1998:


                              Weighted                     Shares under Options
                               Average                        Exercisable at
             Option Shares   Contractual     Weighted         December 31, 1998
  Range of    Outstanding at   Remaining     Average       ---------------------
  Exercise    December 31,       Life        Exercise           Weighted Average
  Prices         1998          (Years)        Price     Number    Exercise Price
  ---------  --------------  -------------  ----------  -------   --------------
  $0.06 - $1.50   4,195,223       9.36         $1.27     532,581      $ 1.04
   2.03 -  3.63     145,500       9.32          2.64      23,542        3.52
   4.13 -  5.38      25,417       8.87          5.01      13,231        5.03
   6.38 -  8.13      37,241       7.81          7.04      28,325        7.13
  10.50 - 10.75      10,040       4.00         10.50      10,040       10.50
                 ----------                             --------
 $ 0.06 -$10.75   4,413,421       9.33         $1.41     607,719      $ 1.66
                 ==========                             ========


      For certain options issued during the years ended December 31, 1993 and 1994, we recorded deferred compensation for the difference between the exercise price and the fair market value of Common Stock at the date of grant. For certain additional options issued during the years ended December 31, 1997 and 1998 to non-employees, we recorded deferred compensation expense for the fair value of the options at the date of grant. Deferred compensation is amortized to expense on a straight-line basis over the vesting period of the options.

Pro Forma Information

      We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The following are the weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.57%, 6.27% and 5.73%; no dividends paid; volatility factors of the expected market price of Common Stock of .75 and a weighted-average expected life of the options of 3.84, 5.0 and 3.85 years. The effects of applying FAS 123 for recognizing compensation expense and providing pro forma disclosures in 1998, 1997 and 1996 are not likely to be representative of the effects on reported net income in future years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro-forma net loss over the options' vesting periods. Our pro forma information follows (in thousands except for net loss per share information):

                                             1998         1997         1996
                                          ---------     ---------    ---------
          Net loss applicable to
            Common Stockholders
              Historical                   $(38,524)    $(29,289)    $(18,790)
              Pro forma                    $(40,734)    $(31,101)    $(20,280)
          Net loss per common share
              Historical                   $  (1.92)    $  (1.72)    $  (1.39)
              Pro forma                    $  (2.03)    $  (1.83)    $  (1.50)


Reserved Shares

      At December 31, 1998, 7,735,623 shares of Common Stock were reserved for conversion of outstanding preferred stock and for issuance upon exercise of outstanding options, warrants and options available for future grant. The reserved shares excluded shares issuable upon conversion of Series C Preferred Stock and 2,903,785 shares issuable upon exercise of the Company's stock options which are exercisable after May 31, 1999.

Warrants

      A summary of outstanding warrants to purchase Common Stock at December 31, 1998 is as follows:

                               Number of    Exercise      Term
            Description        Warrants       Price      in Year    Expiration
            -----------        --------    ---------     -------    ----------
       Lease financing
         arrangements           91,706   $2.40 - $10.83    5 - 7    2000 - 2002
       Series A Convertible
         Preferred Stock       550,000   $10.184             6         2002
       Secured term loan       200,000   $6.25              10         2007
       Senior convertible
         notes                 137,500   $7.50               3         2001
       Series B Convertible
         Preferred Stock       350,000   $2.65 - $4.82       5         2003
       Series D Convertible
         Preferred Stock       767,469   $3.07               5         2003
                             ---------
                             2,096,675

9.  Taxes

      As of December 31, 1998, we had federal net operating loss carryforwards of approximately $141.2 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2013, if not sooner utilized.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

      Significant components of our deferred tax assets and liabilities for federal and state income taxes as of December 31, 1998, and 1997 are as follows:

                                                      1998             1997
                                                  ------------     ------------
   Deferred tax assets:
     Net operating  loss carryforwards            $ 48,600,000    $  35,200,000
     Research credits (expiring  in 2004--2013)      3,900,000        2,800,000
     Capitalized research and development costs      6,400,000        4,700,000
     Other                                          (1,200,000)         400,000
                                                   ------------    ------------
         Total deferred tax assets                  57,700,000       43,100,000
      Valuation allowance for deferred tax assets  (57,700,000)     (43,100,000)
                                                   ------------    ------------
      Net deferred tax asset                      $          -    $           -
                                                  =============   =============


      The net valuation allowance increased by $14.6 million during the year ended December 31, 1998.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

      The information required by this Item 10 concerning the directors and executive officers of the Company is incorporated by reference from the information under the captions "Proposal One -- Election of Directors --
Information With Respect to Nominees" and "Executive Compensation and Other Information -- Directors and Executive Officers" in the our Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with our 1999 Annual Meeting of Stockholders (the "Proxy Statement").

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

Item 13.  Certain Relationships and Related Transactions

      In March 1996, we loaned to Dr. Atul S. Khandwala, our Senior Vice President, Development and Chief Regulatory Officer, the principal amount of $268,000 in connection with the purchase of his residence in the Bay Area. The loan bears interest at the minimum rate imputed by the Internal Revenue Service per annum. Subject to Dr. Khandwala's continued employment, the loan will be forgiven in a series of annual installments over the term of the loan. We forgave $61,461 and $82,217 of such indebtedness in fiscal years 1998 and 1997, respectively.

     On June 17, 1998, we loaned $300,000 to John W.S. Chow, the Vice President, Technical Operations, to reimburse him for a reasonable difference between the purchase price of his residence in the Bay Area and the cost of comparable housing in New Jersey, his former state of residence. The loan is evidenced by his promissory note of the same date which will become due and payable in a series of five successive equal annual installments, with the first such installment due on June 25, 1999. The note will bear interest at a variable per annum rate equal to the short-term applicable federal rate in effect under the federal tax laws for January of each calendar year the loan remains outstanding. Accordingly, the interest rate in effect for the period Dr. Chow's note was outstanding during the 1998 calendar year was 5.52%. Accrued and unpaid interest will become due and payable each year on the same date the principal installment for that year becomes payable. Each installment of principal and accrued interest will automatically be forgiven as that installment becomes due, provided Dr. Chow continues in our employ. However, the entire unpaid balance of the note, together with all accrued and unpaid interest, will become immediately due and payable upon Dr. Chow's termination of employment with us prior to June 25, 2003, unless Dr. Chow's employment is involuntarily terminated by us other than for cause. In the event (i) we terminate Dr. Chow's employment for any reason other than for cause or (ii) Dr. Chow's employment terminates by reason of his death or disability, then the entire principal balance of the note plus accrued interest will be forgiven. The amount outstanding on Dr. Chow's note was approximately $308,700 as of December 31, 1998.

      Each of the foregoing loans was a result of arms length negotiations with the individuals involved.

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

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1) Financial Statements

   The following Financial Statements together with the Report of Independent Auditors are filed as part of this Form 10-K under Item 8 above:

    Report of Independent Auditors

    Balance Sheets at December 31, 1998 and 1997

    Statements of Operations for each of the years ended December 31, 1998 and 1997

    Statements of Stockholders' Equity for each of the years ended December 31, 1998, 1997 and 1996

    Statements of Cash Flows for each of the years ended December 31, 1998, 1997 and 1996

    Notes to Financial Statements

(a)   (2) Financial Statement Schedules

    No financial statement schedules are included because they are not required or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

    (1) A current Report on Form 8-K was filed on December 11, 1999 containing information required by Item 5, Other Events.

    (2) A current Report on Form 8-K was filed on December 15, 1999 containing information required by Item 5, Other Events.

(c)  Exhibits

Exhibit No.                             Description
----------   -------------------------------------------------------------------
3.1(12)      Restated Certificate of Incorporation, as filed with the
             Delaware Secretary of State on June 3, 1997.
3.2(9)       Amended and Restated By-Laws, as amended March 29, 1996.
3.3(14)      Form of Certificate of Designations of Series B Custom
             Convertible Preferred Stock.
3.4(15)      Form of Certificate of Designations of Series C Convertible
             Preferred Stock.
3.5(15)      Form of Restated Certificate of Designation of Preferences of
             Series C Preferred Stock.
3.6(17)      Form of Certificate of Designation of Preferences of Series D
             Preferred Stock.
4.1(9)       Certificate  of  Designation  of  Preferences of Series A Preferred
             Stock of the  Registrant,  as filed with the Delaware  Secretary of
             State on July 27, 1996.
10.1(1)(19)  1990 Stock Option Plan, as amended.
10.2(1)(19)  401(k) Plan.
10.3(1)(19)  Form of Stock Purchase Agreement.
10.6(1)      Form of Indemnification Agreement.
10.8(1)      Form of Agreement with Scientific Strategy Team Members.
10.9(1)      Form of Proprietary Information and Inventions
             Agreement-Employees.
10.10(1)     Form of Proprietary Information and Inventions
             Agreement-Consultants.
10.12(1)(18) License Agreement dated February 8, 1990, between Shaman and
             Dr.  Michael Tempesta.
10.13(1)(18) Stock Purchase Agreement dated June 15, 1990, between Shaman and
             Lisa A. Conte.
10.17(1)     Master Equipment Lease Agreement dated December 26, 1990,
             between Shaman and Lease Management Services, Inc.
10.24(1)(18) Supply Agreement dated June 1, 1992.
10.29(1)     Registration  Rights  Agreement  dated October 22, 1992, as amended
             December 14, 1992, between Shaman and certain holders of preferred stock of Shaman.
10.30(1)     Industrial  Lease Agreement  dated January 1, 1993,  between Shaman and Grand/Roebling Investment Company.
10.37(4)     Loan and Security  Agreement  dated  September  27,  1993,  between
             Shaman and Household Commercial of California.
10.39(4)     Common Stock Warrant dated September 30, 1993, issued to
             MMC/GATX Partnership No. I.
10.40(4)     Common  Stock  Warrant  dated  October  5,  1993,  issued  to Meier
             Mitchell & Co.
10.41(6)(18) Joint Research and Product Development Agreement, dated May 24,
             1995,  by and between Ono Pharmaceutical Co., Ltd. and
             Registrant.
10.41(a)(10) Amendment Agreement, dated December 4, 1996, to the Joint
             Research and Product Development Agreement by and between Ono
             Pharmaceutical Co.,  Ltd. and Registrant.
10.42(6)(18) License Agreement,  dated June 8, 1995, by and between Bayer AG and
             Registrant.
10.43(7)(18) Development  Agreement,  dated  January  11,  1996,  by and between
             Abbott Laboratories and Registrant.
10.47(9)(18) Subscription  Agreement  dated  July 25,  1996 by and  between  the
             Registrant and Fletcher International Limited.
10.48(10)(18)Joint Research and Product Development and Commercialization
             Agreement dated September 23, 1996, by and between Lipha,
             Lyonnaise Industrielle Pharmaceutique s.a. and the Registrant.
10.49(10)(18)Stock Purchase Agreement dated September 23, 1996, by and between Lipha, Lyonnaise Industrielle Pharmaceutique s.a. and the Registrant.
10.50(11)(19)Shaman Pharmaceuticals, Inc. 1992 Stock Option Plan (as Amended
             and Restated on February 14, 1997).
10.51(3)(19) Form of Notice of Grant with Stock Option Agreement.
10.52(3)(19) Form of Addendum to Stock Option Agreement (Special Tax Elections).

10.53(3)(19) Form of Addendum to Stock Option Agreement (Limited Stock
             Appreciation Rights).
10.54(11)(19)Form of Non-Employee Director Automatic Stock Option Agreement.
10.55(12)    Masoprocol License Agreement, dated as of March 19, 1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
10.56(12)(18)Amended and Restated Masopracol License Agreement, dated as of
             April , 1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
10.57(12)    Loan  and  Security  Agreement,  dated as of May 7,  1997,  between
             MMC/GATX Partnership I and Registrant.
10.57A(12)   Amendment No. 1 to Loan and Security Agreement, dated as of June
             30,  1997, by and between Registrant and MMC/GATX Partnership
             No. I.
10.57B(15)   Waiver letter dated July 16, 1998, executed by Shaman
             Pharmaceuticals, Inc. and approved by MMC/GATX Partnership No. I as to the payment of dividends on the Series C Preferred Stock.
10.58(12)    Secured Promissory Note, dated May 16, 1997, issued in favor of
             MMC/GATX Partnership No. I.
10.59(12)    Warrant, granted May 7, 1997, in favor of MMC/GATX Partnership
             No. I.
10.60(12)    Amendment to Warrants, dated May 7, 1997, MMC/GATX Partnership
             No. I and Registrant.
10.61(12)    Engagement   Agreement,   dated  April  7,  1997,  by  and  between
             Registrant and Diaz & Altschul Capital, LLC.
10.62(12)    Amended Engagement  Agreement,  dated June 30, 1997, by and between
             Registrant and Diaz & Altschul Capital, LLC.
10.63(12)    Form of Note Purchase Agreement,  dated as of June 30, 1997, by and between Registrant and certain investors.
10.64(13)    Master Lease Agreement, dated September 15, 1997, between Shaman and Transamerica Business Credit Corporation, with related schedules.
10.65(13)    Amendment to Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
10.66(14)    Amendment  Agreement,  dated as of March 18,  1998,  by and between
             Registrant and certain investors.
10.67(14)    Form of Common Stock Purchase Warrant,  dated as of March 18, 1998, by and between Registrant and certain investors.
10.69(14)    Second  Amendment  Agreement,  dated  as of June 30,  1998,  by and between Registrant and certain investors.
10.70(17)    Exchange  Agreement,  dated as of December 10, 1998, by and between
             Registrant and certain entities.
10.71(19)    Common Stock Purchase Agreement dated as of November 18, 1998.
10.72(19)*   Employment Agreement dated as of April 1, 1998, by and between
             Registrant and John W.S. Chow
10.73(19)*   Promissory Note dated as of June 17, 1998, by and between
             Registrant and John W.S. Chow
10.74*       Development and Commercial Supply  Agreement,  dated as of December
             1, 1998, by and between Registrant and Nycomed Inc.
23.1*        Consent of Ernst & Young LLP, Independent Auditors.
24.1*        Power of Attorney (included under the caption "Signatures").
27*          Financial Data Schedule.

*   Filed herewith.

(1)  Incorporated   by  reference  to  exhibits   filed  with  the  Registrant's
     Registration Statement on Form S-1, File No. 33-55892 which was declared effective January 26, 1993.

(2)  Intentionally omitted.

(3) Incorporated by reference to exhibits filed on July 23, 1993 with Registrant's Registration Statement on Form S-8, File No. 33-66450.

(4) Incorporated by reference to exhibits filed on November 10, 1993 with Registrant's Registration Statement on Form S-1, File No. 33-71506.

(5)  Intentionally omitted.

(6) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as amended.

(7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(8)  Intentionally omitted.

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

(11) Incorporated by reference to exhibits filed on June 30, 1997 with Registrant's Registration Statement on Form S-8, File No. 333-30365.

(12) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-31843.

(13) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(14) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-49025.

(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-2, File No. 333-59053.

(16) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-67023.

(17) Incorporated by reference to exhibits filed on December 11, 1998 with Registrant's Current Report on Form 8-K.

(18) Confidential treatment has been granted with respect to certain portions of these agreements.

(19) Management contract or compensation plan.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999                   SHAMAN PHARMACEUTICALS, INC.

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

   Signature                        Title                             Date
   ---------                        -----                             ----


/s/Lisa A. Conte           President, Chief Executive Officer,    March 31, 1999
____________________       Chief Financial Officer and Director
Lisa A. Conte             (principal executive and financial officer)


/s/Adrian D. P. Bellamy    Director                               March 31, 1999
________________________
Adrian D.P. Bellamy


/s/Jeffrey Berg            Director                               March 31, 1999
______________________
Jeffrey Berg


/s/Herbert H. McDade, Jr.  Director                               March 31, 1999
______________________
Herbert H. McDade, Jr.


/s/G. Kirk Raab            Chairman of the Board                  March 31, 1999
______________________
G. Kirk Raab


/s/M. David Titus           Director                              March 31, 1999
_____________________
M. David Titus

                                  EXHIBIT INDEX

Exhibit No.                             Description
----------   -------------------------------------------------------------------
3.1(12)      Restated Certificate of Incorporation, as filed with the
             Delaware Secretary of State on June 3, 1997.
3.2(9)       Amended and Restated By-Laws, as amended March 29, 1996.
3.3(14)      Form of Certificate of Designations of Series B Custom
             Convertible Preferred Stock.
3.4(15)      Form of Certificate of Designations of Series C Convertible
             Preferred Stock.
3.5(15)      Form of Restated Certificate of Designation of Preferences of
             Series C Preferred Stock.
3.6(17)      Form of Certificate of Designation of Preferences of Series D
             Preferred Stock.
4.1(9)       Certificate  of  Designation  of  Preferences of Series A Preferred
             Stock of the  Registrant,  as filed with the Delaware  Secretary of
             State on July 27, 1996.
10.1(1)(19)  1990 Stock Option Plan, as amended.
10.2(1)(19)  401(k) Plan.
10.3(1)(19)  Form of Stock Purchase Agreement.
10.6(1)      Form of Indemnification Agreement.
10.8(1)      Form of Agreement with Scientific Strategy Team Members.
10.9(1)      Form of Proprietary Information and Inventions
             Agreement-Employees.
10.10(1)     Form of Proprietary Information and Inventions
             Agreement-Consultants.
10.12(1)(18) License Agreement dated February 8, 1990, between Shaman and
             Dr.  Michael Tempesta.
10.13(1)(18) Stock Purchase Agreement dated June 15, 1990, between Shaman and
             Lisa A. Conte.
10.17(1)     Master Equipment Lease Agreement dated December 26, 1990,
             between Shaman and Lease Management Services, Inc.
10.24(1)(18) Supply Agreement dated June 1, 1992.
10.29(1)     Registration  Rights  Agreement  dated October 22, 1992, as amended
             December 14, 1992, between Shaman and certain holders of preferred stock of Shaman.
10.30(1)     Industrial  Lease Agreement  dated January 1, 1993,  between Shaman and Grand/Roebling Investment Company.
10.37(4)     Loan and Security  Agreement  dated  September  27,  1993,  between
             Shaman and Household Commercial of California.
10.39(4)     Common Stock Warrant dated September 30, 1993, issued to
             MMC/GATX Partnership No. I.
10.40(4)     Common  Stock  Warrant  dated  October  5,  1993,  issued  to Meier
             Mitchell & Co.
10.41(6)(18) Joint Research and Product Development Agreement, dated May 24,
             1995,  by and between Ono Pharmaceutical Co., Ltd. and
             Registrant.
10.41(a)(10) Amendment Agreement, dated December 4, 1996, to the Joint
             Research and Product Development Agreement by and between Ono
             Pharmaceutical Co.,  Ltd. and Registrant.
10.42(6)(18) License Agreement,  dated June 8, 1995, by and between Bayer AG and
             Registrant.
10.43(7)(18) Development  Agreement,  dated  January  11,  1996,  by and between
             Abbott Laboratories and Registrant.
10.47(9)(18) Subscription  Agreement  dated  July 25,  1996 by and  between  the
             Registrant and Fletcher International Limited.
10.48(10)(18)Joint Research and Product Development and Commercialization
             Agreement dated September 23, 1996, by and between Lipha,
             Lyonnaise Industrielle Pharmaceutique s.a. and the Registrant.
10.49(10)(18)Stock Purchase Agreement dated September 23, 1996, by and between Lipha, Lyonnaise Industrielle Pharmaceutique s.a. and the Registrant.
10.50(11)(19)Shaman Pharmaceuticals, Inc. 1992 Stock Option Plan (as Amended
             and Restated on February 14, 1997).
10.51(3)(19) Form of Notice of Grant with Stock Option Agreement.
10.52(3)(19) Form of Addendum to Stock Option Agreement (Special Tax
             Elections).
10.53(3)(19) Form of Addendum to Stock Option Agreement (Limited Stock
             Appreciation Rights).

10.54(11)(19)Form of Non-Employee Director Automatic Stock Option Agreement.
10.55(12)    Masopracol License Agreement, dated as of March 19, 1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
10.56(12)(18)Amended and Restated Masopracol License Agreement, dated as of
             April , 1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
10.57(12)    Loan  and  Security  Agreement,  dated as of May 7,  1997,  between
             MMC/GATX Partnership I and Registrant.
10.57A(12)   Amendment No. 1 to Loan and Security Agreement, dated as of June
             30,  1997, by and between Registrant and MMC/GATX Partnership
             No. I.
10.57B(15)   Waiver letter dated July 16, 1998, executed by Shaman
             Pharmaceuticals, Inc. and approved by MMC/GATX Partnership No. I as to the payment of dividends on the Series C Preferred Stock.
10.58(12)    Secured Promissory Note, dated May 16, 1997, issued in favor of
             MMC/GATX Partnership No. I.
10.59(12)    Warrant, granted May 7, 1997, in favor of MMC/GATX Partnership
             No. I.
10.60(12)    Amendment to Warrants, dated May 7, 1997, MMC/GATX Partnership
             No. I and Registrant.
10.61(12)    Engagement   Agreement,   dated  April  7,  1997,  by  and  between
             Registrant and Diaz & Altschul Capital, LLC.
10.62(12)    Amended Engagement  Agreement,  dated June 30, 1997, by and between
             Registrant and Diaz & Altschul Capital, LLC.
10.63(12)    Form of Note Purchase Agreement,  dated as of June 30, 1997, by and between Registrant and certain investors.
10.64(13)    Master Lease Agreement, dated September 15, 1997, between Shaman and Transamerica Business Credit Corporation, with related schedules.
10.65(13)    Amendment to Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
10.66(14)    Amendment  Agreement,  dated as of March 18,  1998,  by and between
             Registrant and certain investors.
10.67(14)    Form of Common Stock Purchase Warrant,  dated as of March 18, 1998, by and between Registrant and certain investors.
10.69(14)    Second  Amendment  Agreement,  dated  as of June 30,  1998,  by and between Registrant and certain investors.
10.70(17)    Exchange  Agreement,  dated as of December 10, 1998, by and between
             Registrant and certain entities.
10.71(19)    Common Stock Purchase Agreement dated as of November 18, 1998.
10.72(19)*   Employment Agreement dated as of April 1, 1998, by and between
             Registrant and John W.S. Chow
10.73(19)*   Promissory Note dated as of June 17, 1998, by and between
             Registrant and John W.S. Chow
10.74*       Development and Commercial Supply  Agreement,  dated as of December
             1, 1998, by and between Registrant and Nycomed Inc.
23.1*        Consent of Ernst & Young LLP, Independent Auditors.
24.1*        Power of Attorney (included under the caption "Signatures").
27*          Financial Data Schedule.

*   Filed herewith.

(1)  Incorporated   by  reference  to  exhibits   filed  with  the  Registrant's
     Registration Statement on Form S-1, File No. 33-55892 which was declared effective January 26, 1993.

(2)  Intentionally omitted.

(3) Incorporated by reference to exhibits filed on July 23, 1993 with Registrant's Registration Statement on Form S-8, File No. 33-66450.

(4) Incorporated by reference to exhibits filed on November 10, 1993 with Registrant's Registration Statement on Form S-1, File No. 33-71506.

(5)  Intentionally omitted.

(6) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as amended.

(7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(8)  Intentionally omitted.

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

(11) Incorporated by reference to exhibits filed on June 30, 1997 with Registrant's Registration Statement on Form S-8, File No. 333-30365.

(12) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-31843.

(13) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(14) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-49025.

(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-2, File No. 333-59053.

(16) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-67023.

(17) Incorporated by reference to exhibits filed on December 11, 1998 with Registrant's Current Report on Form 8-K.

(18) Confidential treatment has been granted with respect to certain portions of these agreements.

(19) Management contract or compensation plan.

                                                                    EXHIBIT 23.1





CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-66450, No. 33-93938, No. 333-09169 amd No. 333-30365)
pertaining to the Company's 1992 Stock Option Plan, in the Registration Statements (Form S-3, No. 333-49025, No. 333-67023) pertaining to the Company's Common Stock and in the Registration Statement Form S-2 (No. 333-61261) pertaining to the Company's Series C Convertible Preferred Stock of our report dated February 11, 1999, with respect to the financial statements of Shaman Pharmceuticals, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.


                                                       ERNST & YOUNG, LLP

Palo Alto, California
March 31, 1999

                                                               EXHIBIT 10.72(19)

March 30, 1998


John Wing-Sun Chow, Ph.D.
19 Pleasant Place
North Brunswick, NJ 08902


Dear John:

It is with great pleasure that Shaman Pharmaceuticals, Inc. offers you the position of Vice President, Product Development and Manufacturing, reporting directly to Lisa A. Conte, President & Chief Executive Officer. The effective date of your employment is expected to be on or around May 1, 1998.

Your starting salary will be $165,000 per annum, payable semi-monthly, in arrears. In addition, you will be eligible for the Executive Bonus Plan. Shaman will grant you an option to purchase 50,000 shares of Common Stock under the company's employee stock option program. Following six month cliff vesting, these options vest monthly over four years 20% vesting in years 1 and 2, 30% vesting in years 3 and 4. The detailed terms of the option and vesting schedule will be set forth in the company's stock option plan agreement. In addition, Shaman agrees to grant you an additional 15,000 shares of Common Stock under the Company's employee stock option program. These shares will vest 7,500 end of year three and 7,500 end of year four. The stock option grants will be an incentive stock option and have a ten year term. Both stock option grants are contingent upon approval by the company's Board of Directors, the approval of which we would anticipate occurring at their next scheduled meeting.

This offer includes a relocation package to assist with your transition to the Bay Area. This includes a $10,000 sign on bonus which will be payable following your first 30 days of employment. Shaman agrees to pay the closing costs on the sale of your home in New Jersey as well as the non-recurring closing cost on your purchase of a new home in the Bay Area in an amount not to exceed $25,000. The sign on bonus and closing costs are repayable to Shaman, prorated, should you resign from the Company within two years of your date of hire.

In addition, Shaman will provide you with $300,000 eight year forgivable loan to reimburse you for a reasonable difference in the purchase price of your residence here in the Bay Area. The loan will be interest bearing. The loan interest rate will be the midterm adjusted applicable Federal rate for deemed demand loans. Both loan and accrued interest will be forgiven in equal installments over eight years as long as you remain employed by Shaman at least five years. If you terminate from Shaman before five years, the loan and interest become immediately due and payable. If you terminate from Shaman after five years, the remaining balance of the loan and interest will be forgiven over the remaining time of the eight year period. The loan and accrued interest will be completely forgiven should Shaman terminate your employment for any reason. The loan and accrued interest will be taxable according to the current tax law.

This offer includes reasonable moving expenses to relocate your household furnishings to the Bay Area, in an amount not to exceed $20,000, as long as you coordinate all activities through our travel consultant. In addition, Shaman agrees to pay for two house hunting trips for you and your spouse. Shaman agrees to pay for your flight expenses to visit your family or for your family to travel to visit you once a month, for up to twelve months. To assist in your search for housing, Shaman will provide you with a furnished two bedroom apartment for up to 4 months, not to exceed $2,500 per month. In addition, Shaman will provide you with executive relocation consulting services.

You are also eligible to participate in the company's Employee Benefits program which includes four weeks paid vacation, medical and dental coverage, life insurance, long term disability benefits and a 401(k) plan. Benefit coverage is effective on your first day of employment. Details of the coverage and benefits will be outlined for you upon employment.

While we expect that our relationship will be long and mutually beneficial, please be aware that the duration of your employment will be for an unspecified term. In addition, you are an at-will employee and you may resign or be terminated at any time either with or without notice and with or without cause. Should you decide to leave the company for any reason, you agree to provide the Company with three months notice.

In the event that the Company decides to terminate your employment for any reason, except for cause (for definition see section 5e. of the Shaman Stock Option Agreement) prior to May 1, 2001, we agree to continue your base salary plus benefits on a monthly basis for up to six months or until you obtain near full-time employment or consulting of at least 80% of your time, which ever occurs sooner.

The Immigration Reform and Control Act makes it unlawful for an employer to hire an individual who is not authorized to work in the United States. You will, therefore, be required to present documentation on your first day to prove your employment authorization and identity. If you have any questions regarding acceptable documentation, please call our Human Resources department at 650-266-7435.

Please confirm your acceptance of this offer by signing and returning the original letter to our Human Resource Department, attention of Gina Morhun. A copy is enclosed for your own records. This offer expires on Wednesday, April 1, 1998.

We look forward to having you join us at Shaman. As you know we are entering an exciting growth phase, and we are certain that you will make a significant contribution to our success.


Sincerely,                               Sincerely,

/s/ Gina D. Morhun                       /s/ Lisa A. Conte
-------------------------------          ----------------------------------
Gina D. Morhun                           Lisa A. Conte
Vice President, Human Resources          President & Chief Executive Officer


                                         I understand and accept this offer

                                         /s/ John Wing-Sun Chow
                                         -----------------------
                                         John Wing-Sun Chow

                                         April 1, 1998
                                         -------------

                                                               EXHIBIT 10.73(19)


                                 PROMISSORY NOTE
                          PAYABLE ON A DESIGNATED DATE


$300,000                                         South San Francisco, California

           1. For value received, the undersigned ("Maker") promises to pay to Shaman Pharmaceuticals, Inc. ("Payee"), or order, at its offices at 213 East Grand Avenue, South San Francisco, California, the principal sum of Three Hundred Thousand Dollars ($300,000), together with interest at the rate hereinafter provided for on the unpaid balance of this note from time to time outstanding until paid in full.

           2. Interest shall accrue at the annual adjusted short-term Applicable Federal Rate (AFR) for January of each year payment of principal is due, as referenced in Table 1 in the CCH-EXP, Tax Rates and Tables P. 430, Applicable Federal Rates Part 01 OP 02, per annum on the unpaid and outstanding principal balance of this note commencing on the date hereof and continuing until repayment of this note in full.

           3.   Principal shall be payable as follows:

                       Date         Principal Amount
                   -------------    ----------------
                   June 25, 1999        60,000.00
                   June 25, 1999        60,000.00
                   June 25, 2000        60,000.00
                   June 25, 2001        60,000.00
                   June 25, 2002        60,000.00
                   June 25, 2003        60,000.00


Accrued interest to the date of payment shall be payable with each principal payment.

           4. Notwithstanding the terms of the preceding paragraph, Payee agrees to forgive each payment of principal and interest due as set forth above in paragraph 3 provided Maker is employed by Payee on the date that the payment is due.

           5. The entire principal, together with accrued interest, shall immediately become due and payable in the following circumstances:

              (a) In the event that Maker terminates his employment with Payee prior to June 25, 2003, for any reason other than those listed in Paragraph 5(b) and 5(c)of this Promissory Note; and

              (b) In the event that Payee terminated Maker's employment for cause, as defined in Section 5c of the Shaman Stock Option Agreement, prior to June 25, 2003.

           6. The entire principal, together with accrued interest, shall be completely forgiven by Payee in the following circumstances:

              (a) In the event that Maker's employment at Payee is terminated for any reason by Payee, except for cause, as defined in
                   Section 5e of the Shaman Stock Option Agreement;

              (b)  In the event that Maker dies; and

              (c) In the even that Maker, owing to disability, in the sole opinion of Payee, can no longer perform the essential functions of his position.

           7. Maker shall make all payments hereunder to Payee in lawful money of the united States and in immediately available funds.

           8. Maker waives presentment, demand, notice of demand, protest, notice of protest or notice of nonpayment in connection with the delivery, acceptance, performance, default or enforcement of this note or of any document or instrument evidencing any security for payment of this note.

           9. Failure at any time to exercise any of the rights of Payee hereunder shall not constituted a waiver of such rights and shall not be a bar to exercise of any such rights at a later date. in the event of commencement of suit to enforce payment of this note, the prevailing party shall be entitled to receive the costs of collection including reasonable attorneys' fees and court costs.

           10. Nothing contained in this note shall be deemed to require the payment of interest or other charges by Maker or any other person in excess of the amount which the Payee shall collect moneys which are deemed to constituted interest which would increase the effective interest rate to a rate in excess of that permitted to by charged by applicable law, all such sums deemed to constitute interest in excess of the legal rate shall be credited against the principal balance of this note then outstanding, and any excess shall be returned to Maker.

           11. Nothing in this Promissory Note shall be interpreted to alter the employment relationship between Maker and Payee, which remains, at all time, at will.

           12. The terms of this Promissory Note supersede any terms that are inconsistent or to the contrary in the letter agreement between Shaman Pharmaceuticals, Inc. and John Wing-Sun Chow, dated March 30, 1998.

           IN WITNESS WHEREOF, the undersigned has caused this promissory note to be duly executed as of the date first written below.


Dated:   June 7, 1998                               JOHN WING-SUN CHOW

                                                    /s/ John Wing-Sun Chow
                                                    ----------------------

                                                                   EXHIBIT 10.74


                         DEVELOPMENT & COMMERCIAL SUPPLY

                                    AGREEMENT



      THIS AGREEMENT entered into this 1st day of December 1998 by and between NYCOMED INC., doing business as Nycomed Amersham, with offices at 101 Carnegie Center, Princeton, New Jersey 08540 ("NYCOMED") and SHAMAN PHARMACEUTICALS INC., with offices at 213 East Grand Avenue, South San Francisco, California 94080 ("SHAMAN").

      WHEREAS, NYCOMED and SHAMAN, collectively referred to as (the "Parties"), desire to establish mutually agreeable terms for the commercial supply of SP-303 by NYCOMED to SHAMAN.

      WHEREAS SHAMAN has provided NYCOMED with certain process information relating to the manufacture of SP-303, which process has not been demonstrated to manufacture SP-303 on a commercial scale.

      NOW, THEREFORE, in consideration of (i) NYCOMED's agreement to contract manufacture SP-303, and supply to SHAMAN for the monetary amounts set forth in this Agreement, (ii) the promises, covenants, agreements and other valuable consideration hereinafter set forth, the parties thereby agree as follows:

ARTICLE 1.  DEFINITIONS

As used in this Agreement, the following words and phrases shall have the following meanings:

A. "Act" shall mean the United States Food Drug and Cosmetic Act, as amended, and rules and regulations promulgated thereunder;

B. "Affiliate" of a party hereto shall mean any entity which controls, is controlled by, or is under common control with such party. For purposes of this definition, a party shall be deemed to control another entity if it owns or controls, directly or indirectly, more than fifty percent (50%) of the voting equity of the other entity (or other parable ownership interest for an entity other than a corporation) or if it possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such other entity;

C. "API" shall mean bulk quantities of the milled and completed active pharmaceutical ingredient, SP-303, manufactured in accordance with cGMP and according to the Specifications provided under this Agreement or as amended and mutually agreed by both parties.

D. "Step-1 Intermediate" shall mean the dried material resulting from the butanol extraction manufacturing process;

E. "Step-2 Intermediate" shall mean the dried material resulting from the column chromatography manufacturing process;

F. "Certificate of Analysis (COA)" shall mean the certificate for each batch of API delivered hereunder;

G. "cGMP" shall mean current Good Manufacturing Practice as promulgated by the United States Food and Drug Administration;

H. "DMF" shall mean a Drug Master File for the manufacture of API filed by NYCOMED and to be maintained by NYCOMED with the FDA or registration documents for other regulatory authorities;

I.    "Drug  Product"   shall  mean  any  and  all  pharmaceutical  preparations
      suitable for human use which contain API;

J.    "FDA"  shall  mean  the  United   States   Food  and  Drug Administration,
      or any successor entity thereto;

K. "Latex" shall mean the supernatant portion of Crude Plant Latex meeting the Specifications in Appendix A, which is the starting material for manufacturing the API;

L. "CPL By-Product" shall mean the remaining material after the supernatant Latex is separated from the CPL;

M. "Crude Plant Latex (CPL)" shall mean the entire, unprocessed raw material, including both the supernatant Latex and the remaining CPL By-Product;

N. "NDA" shall mean SHAMAN's New Drug Application for SP-303 filed by SHAMAN with the FDA for the treatment of diarrhea in people with AIDS pursuant to section 505 of the Act;

O. "Specifications" shall mean the specifications for Step-1 Intermediate, Step-2 Intermediate, Latex, and API set forth in Appendix A hereof, or as amended and agreed by both parties, which Appendix is incorporated in and made a part of this Agreement;

P.    "Facility"   shall   mean   the   facility   consisting   of  one  set of
      chromatographic columns that NYCOMED will put in place for commercial manufacturing of API as described in Appendix B;

Q. "Facility Production Capacity" shall be the good faith estimate of the annual production capacity of the Facility:
      (i) The initial annual Facility Production Capacity is estimated to be 5,400 kg of API per year or an amount estimated by NYCOMED and advised to SHAMAN after three (3) months manufacturing, but no later than June 1, 1999.

      (ii) Starting October 1, 1999 and every year thereafter, NYCOMED shall inform SHAMAN of the annual Facility Production Capacity for the next calendar year.

ARTICLE 2.  TERM

2.01 This Agreement enters into effect on the date of execution and shall remain in full force and effect for five (5) years from the date of execution and shall automatically renew for an additional two (2) years on the fifth year anniversary date of the Agreement, unless terminated by either party by giving no less than twenty four (24) months prior notice to the other party prior to the end of the initial term or for reasons as described in Articles 8.01, 8.02, 16.06 and 19.01 below.

ARTICLE 3.  FACILITY, SUPPLY, FORECAST AND PURCHASE

3.01 Pursuant to the terms and conditions of this Agreement, NYCOMED agrees to manufacture API for SHAMAN.

3.02 SHAMAN agrees to place firm orders as noted in Article 3.08 to purchase from NYCOMED in each calendar year the smaller of: (i) 80% of SHAMAN's commercial requirements of API under the NDA, or (ii) the Facility Production Capacity.

3.03 NYCOMED and SHAMAN agree to meet and discuss the terms for potential expansion or modification of the Facility to supply quantities in excess of the Facility Production Capacity. These terms shall be incorporated as an amendment to this Agreement.

3.04 As commercial planning commences for additional new drug indications, SHAMAN and NYCOMED will meet to discuss NYCOMED's ability to supply cGMP API for these indications.

3.05 NYCOMED shall have the Facility described in Appendix B manufacturing API by March 31, 1999 and validated and fully operational by April 15, 1999, including acetone recovery.

3.06 NYCOMED agrees to manufacture for SHAMAN only from the location at 33 Riverside Avenue, Rensselaer, New York 12144.

3.07 Beginning March 1, 1999 SHAMAN will provide NYCOMED with a non-binding forecast showing SHAMAN's estimated requirements of API for the following twelve (12) months. Thereafter, SHAMAN will provide NYCOMED every month with a revised twelve-month non-binding forecast ("Rolling Forecast").

3.08 Firm orders for API shall be placed by SHAMAN in conjunction with the Rolling Forecast a minimum of ninety (90) days prior to the desired delivery date.

3.09 Should any batch of API fail to meet Specifications or be deemed unacceptable for any reason, NYCOMED will produce a replacement batch at no cost to SHAMAN. The Quality Agreement as noted in Article 10.01 will delineate the process for disputes related to batch test results. Article
      4.07 describes the impact of failed batches on CPL.

3.10  NYCOMED  shall   manufacture   API  in  accordance  with  the  assurances,
      representations, warranties and covenants set forth in this Agreement and the Quality Agreement described in Article 10.01.

ARTICLE 4. CRUDE PLANT LATEX (CPL) SUPPLY

4.01 SHAMAN will provide a quantity of CPL sufficient to yield the ordered quantity of API at no charge to NYCOMED.

4.02 The CPL supplied by SHAMAN for production of API is derived from plant material grown and collected at several locations in South and Central America. The CPL is sealed in drums and shipped, at SHAMAN's expense and risk, to NYCOMED's Facility, either directly from the collection locations or from SHAMAN.

4.03 NYCOMED will store, handle and consume the CPL, Latex, and CPL By-Product consistent with written instructions from SHAMAN.

4.02 NYCOMED will promptly notify SHAMAN of any deficiencies or abnormalities in any incoming shipment of CPL.

4.03 With regard to the CPL By-Product, NYCOMED will, as directed by SHAMAN in writing, either: (i) dispose of the CPL By-Product with no charge to SHAMAN, or (ii) return the CPL By-Product to SHAMAN.

4.04  At all times,  the CPL, Latex, and CPL By-Product will remain the property
      of SHAMAN.   Upon termination of this Agreement,  or at any time,  upon written instruction by SHAMAN, NYCOMED will return all CPL, Latex, and/or CPL By-Product.

4.05 If at any time in the storage, handling, or manufacturing, NYCOMED causes through negligence CPL, Latex, or CPL By-Product, to become unusable, NYCOMED shall promptly notify SHAMAN and will reimburse SHAMAN for the lost material at a cost not to exceed U.S. $50.00 per gallon of CPL.

ARTICLE 5.  SHIPPING AND DELIVERY

5.01 Unless otherwise agreed upon in writing, shipping and delivery dates will be provided by SHAMAN at the time firm orders are placed.

5.02 NYCOMED shall package, label and otherwise prepare API for bulk delivery in accordance with applicable transport regulations and guidelines. NYCOMED shall deliver API, to a carrier mutually agreed upon by NYCOMED and SHAMAN, FOB Rensselaer, New York.

5.03 Each shipment of API hereunder will be delivered to a location designated by SHAMAN on the SHAMAN Purchase Order or by subsequent written instruction given by SHAMAN, and in accordance with the instructions for shipping and packaging included in such SHAMAN Purchase Order. NYCOMED will include the current Material Safety Data Sheet ("MSDS") and Certificate of Analysis ("COA"), as required with each shipment, for API.

5.04 SHAMAN shall notify NYCOMED in writing of any loss, damage, defects or non-delivery of any separate part of a shipment promptly after delivery, and if loss, damage, defects or partial non-delivery are not evident to SHAMAN at the time of delivery, such notification by SHAMAN to NYCOMED shall be made no later than sixty (60) days after delivery to SHAMAN.

5.05 In the event of partial or full loss of such shipment, the parties will cooperate to insure that notification and follow-up with the involved ground and air carriers and customs or other warehouses is made in order to determine if such missing shipment can be located.

ARTICLE 6.  PRICE FOR API

6.01 Validation and commercial requirements F.O.B. Rensselaer, New York pricing is shown in Appendix C. NYCOMED shall include in this price with no additional charge:

           1)   all validation requirements leading to  FDA approval of NYCOMED,

           2)   Pre-Approval Inspection readiness  and  participation in audits,

           3) engineering modification and qualification of process equipment and facilities described in Appendix B.


6.02 SHAMAN shall provide at no cost to NYCOMED Crude Plant Latex in sufficient quantities to produce the API.

6.03 NYCOMED shall provide initial chromatographic media. SHAMAN shall be responsible for all losses of such media except in the case of negligence on the part of NYCOMED.

6.04 SHAMAN and NYCOMED shall exercise best efforts to insure acetone recovery is included in the commercial production of API by May 1, 1999. In the event that such acetone recovery is not in place by May 1, 1999 then both parties agree to renegotiate the price and purchase commitments in this Agreement until such recovery is included.

6.05 Beginning October 1, 1999 and every October 1 thereafter, NYCOMED and SHAMAN will negotiate a per kg price for API to be effective for the subsequent calendar year. Any increase in this price will not exceed the increase in the Producer Price Index for Pharmaceutical Chemicals in the twelve months preceding the most recently published index, except as a result of documented extraordinary expenses not under the direct control of NYCOMED (e.g., new regulations, testing requirements, etc. enacted by the U.S. FDA or any other governmental regulatory body).

6.06 In October of each year, NYCOMED and SHAMAN shall meet and discuss the management of manufacturing yield and other parameters that could lead to improved efficiencies. NYCOMED and SHAMAN also agree to work together to achieve efficiencies which could lead to a 10% API price reduction target in each of the calendar years 2000 and 2001.

6.07 In order to manufacture API, NYCOMED must proceed with certain modifications and updates to its production facility and therefore will incur certain capital, engineering, construction and materials costs. Such capital related items required for the API will be purchased by NYCOMED via direct payment made by NYCOMED (the "Advances") to vendors selected by NYCOMED after consultation with SHAMAN. The planned Advances are listed in Appendix B and will be limited to a total of U.S. $3 million. NYCOMED must obtain prior written approval from SHAMAN for Advances of U.S. $100,000 or more. SHAMAN will respond to requests from NYCOMED for approval of Advances in writing within twenty-four (24) hours of receipt of a request. Such Advances will be recorded and reported to SHAMAN on a monthly basis, and all supporting documents (purchase orders, invoices, etc.) will be provided on request to SHAMAN.

      SHAMAN will reimburse NYCOMED for 100% of the Advances. Advances will be repaid through payments amortized equally as a per kilogram charge over the first 7,000 kilograms of API produced by NYCOMED. This quantity shall not include any API produced as a result of registration batches. SHAMAN's repayment of the amortized Advances shall be due with payments for API, commencing with the first payment SHAMAN makes for production of commercial quantities of API pursuant to this Agreement. In the event that 7,000 kilograms of API is not purchased by SHAMAN by December 31, 1999, SHAMAN agrees to pay in cash the remaining of any Advances due NYCOMED.

      In the event that SHAMAN notifies NYCOMED that SHAMAN will not proceed with the production of API, SHAMAN will reimburse NYCOMED for 100% of the Advances as follows: Within thirty (30) days of receipt of such notice, NYCOMED shall provide an accounting of Advances to SHAMAN in writing, accompanied by receipts and proof of payment by NYCOMED (the "Accounting"). Within thirty (30) days of SHAMAN's receipt of the Accounting, SHAMAN shall reimburse NYCOMED the total amount of the Advances, less any amounts previously repaid to NYCOMED (i) as a portion of the per kilogram pricing as described in Article 6.01 of this Agreement, or (ii) pursuant to a letter of credit or escrow agreement as described in this Article.

      Prior to reimbursement of 100% of the Advances payable by SHAMAN to NYCOMED, SHAMAN agrees to maintain unrestricted cash in SHAMAN's deposit and short-term investment accounts (the "Accounts") to not less than U.S. $4.0 million or such amount as may be currently owed under the Advances (the "Required Balance"). NYCOMED shall have the right to obtain current balance information upon NYCOMED's request at any time prior to the reimbursement of 100% of the Advances due from SHAMAN to NYCOMED.

      The Required Balance shall be maintained in the Accounts at all times. In the event that NYCOMED determines that the balance in the Accounts is less than the Required Balance and gives notice to SHAMAN in writing, SHAMAN will promptly deposit $250,000 in an escrow account established with U.S. Bank Trust N.A. SHAMAN shall then also (i) obtain a letter of credit for an amount equivalent to the then current balance payable on the Advances less the amount currently in escrow or (ii) execute an escrow agreement with NYCOMED for such amount.

6.08 Payment shall be made to NYCOMED net thirty (30) days from the date of invoice for API from NYCOMED to SHAMAN.

ARTICLE 7.   TECHNOLOGY

7.01  NYCOMED   acknowledges  and   agrees that the process,  technology  and
      information provided to NYCOMED by SHAMAN pursuant to this Agreement belongs to SHAMAN, and that any process improvements, process inventions or process know-how developed by NYCOMED, or by SHAMAN and NYCOMED together, pursuant to this Agreement will be owned by SHAMAN, and if necessary, assigned to SHAMAN. The Parties acknowledge that the information regarding any such process improvements, process inventions or process know-how is subject to the terms of the confidentiality provisions of this Agreement.

7.02  Subject  to  the terms of this  Agreement,  SHAMAN  grants to  NYCOMED a
      paid-up, non-exclusive,  limited   license  (the  "License")  to  use  all
      SHAMAN technology, information and know-how (the "Shaman Technology") transferred by SHAMAN to NYCOMED. The License is granted for the specific purpose of fulfilling NYCOMED's obligations under this Agreement. Any other use of the Shaman Technology is prohibited. Upon termination of this Agreement, the License terminates and NYCOMED must return all Shaman Technology to SHAMAN.

ARTICLE 8. TERMINATION

8.01 Upon the occurrence of either of the following events, either party may terminate this Agreement by giving the other party sixty (60) days prior written notice:

      (a)  If the other  party is  unable  to pay its  debts, becomes   bankrupt
           or insolvent or enters into liquidation whether compulsory or voluntary, or convenes a meeting of its creditors, or has a receiver appointed over all or part of its assets, or takes or suffers any similar action in consequence of a debt, or ceases for any reason to carry on business; or

      (b) Upon the breach of any material provision of this Agreement by the other party if the breach is not cured within sixty (60) days after written notice thereof to the party in default and the material breach continues to exist at the time of notice of termination.

8.02  (a)  SHAMAN may terminate this  Agreement at any time by giving sixty (60)
           days  written  notice  to  NYCOMED  if  SHAMAN,   in  its  sole
           discretion, determines that it will no longer develop or market API for the NDA, or if the FDA withholds approval of the manufacture or marketing of API for the NDA.

      (b) In the event SHAMAN elects to terminate this Agreement, NYCOMED shall take reasonable measures to cease any ongoing production and limit further expenses associated with such ongoing production. SHAMAN shall pay NYCOMED for the amount of any lot produced pursuant to a Purchase Order, for reasonable expenses incurred by NYCOMED with respect to the remainder of said Purchase Order and for the value of raw materials purchased in reasonable expectation of the forecast prior to the effective termination date. Capital related expenses will be reimbursed as per Article 6.07.

8.03 Termination, expiration, or cancellation of this Agreement through any means and for any reason shall not relieve the parties of any obligation accruing prior thereto, including but not limited, to the confidentiality and proprietary ownership provisions herein and the obligation to pay money, and shall be without prejudice to the rights and remedies of either party with respect to the antecedent breach of any of the provisions of this Agreement.

8.04 Upon termination, expiration or cancellation of this Agreement for any reason, NYCOMED shall promptly return to SHAMAN any and all technical information and know-how relating to or including any modification to the production of API provided by SHAMAN to NYCOMED hereunder, if requested in writing by SHAMAN.

8.05 Upon termination, expiration or cancellation of this Agreement for any reason, SHAMAN shall have the right to remove capital equipment described in Appendix B, provided such items are capable of being removed from NYCOMED's facility without material disruption or damage, and provided SHAMAN shall be responsible for all dismantling charges.

8.06 Upon termination, expiration or cancellation of this Agreement for any reason, NYCOMED shall transfer ownership of the DMF to SHAMAN.

ARTICLE 9.  REPRESENTATIONS, WARRANTIES AND COVENANTS

NYCOMED  makes  the  following  assurances,   representations,   warranties  and
covenants:

9.01 API shall be merchantable, free from defects and meet the Specifications and shall not be adulterated or misbranded within the meaning of the Act.

9.02 NYCOMED shall be cognizant of "cGMP" as provided in the Act. NYCOMED is able to, and shall manufacture API in conformity with the Specifications and in a manner which fully complies with "cGMP" guidelines and practices. NYCOMED shall meet the requirements as provided for in the FDA Guide to Inspection of Bulk Pharmaceutical Chemicals, revised September 1991, and any subsequently enacted official guidance documents.

9.03 NYCOMED shall not change the manufacturing process, the Specifications, the raw materials or sources of raw materials used, or the analytical testing method in a manner which may or may not require FDA or other U.S. or foreign/international regulatory approval by NYCOMED OR SHAMAN without the prior written consent of SHAMAN, which consent shall not be unreasonably withheld or delayed. NYCOMED shall provide SHAMAN with a detailed written report of all proposed changes to the manufacturing process, the Specifications, the raw materials, or the analytical method:

           (i) that require FDA or other U.S. or foreign/international regulatory approval, prior to the implementation thereof; or

           (ii) that do not require FDA or other U.S. or foreign/international regulatory approval, unless agreed to by SHAMAN.

9.04  (a)  If SHAMAN  requests  in  writing  a change  in the  manufacturing process, the Specifications, the raw materials, source of raw material or analytical testing method with respect to the API that is not the result of a requirement of FDA or some other U.S. or foreign/international regulatory agency, NYCOMED shall use best efforts to accommodate such request.

      (b) If NYCOMED requests in writing a change in the manufacturing process, the Specifications, the raw materials, source of raw material or analytical testing method with respect to API that is not the result of a requirement of FDA or some other U.S. or foreign/international regulatory agency SHAMAN shall use best efforts to accommodate such request.

      (c) If the result of either of these changes is a significant change in the manufacturing cost of the API, both parties agree to meet and negotiate a change in the pricing included in Appendix C.

9.05 Each party agrees to promptly forward to the other party copies of any such written communication received by such party from the FDA or other U.S. or foreign regulatory agency which will affect the manufacture of API as contemplated herein.

9.06 NYCOMED shall conduct its API manufacturing operations hereunder in compliance with all U.S./foreign/international laws and regulations including, but not limited to, those dealing with occupational safety and health, those dealing with public safety and health, those dealing with protecting the environment, and those dealing with disposal of wastes.

9.07 NYCOMED shall be responsible for all process and equipment validation and shall take all reasonable steps necessary to pass government inspection by the FDA.

9.08  Each party hereby represents and warrants to the other party as follows:
      (a) Existence and Power. Such party (i) is duly organized, validly existing and in good standing under the laws of the state in which it is organized; (ii) has the power and authority and the legal right to own and operate its property and assets, to lease the property and assets it operates under lease, and to carry on its business as it is now being conducted; and (iii) is in compliance with all requirements of applicable law, except to the extent that any noncompliance would not materially adversely affect such party's
           ability  to  perform  its  obligations   under  the  Agreement.
      (b) Authorization and Enforcement of Obligations. Such party (i) has the power and authority and the legal right to enter into this Agreement and to perform its obligations hereunder and thereunder and
           (ii) has taken all necessary action on its part to authorize the execution and delivery of the Agreement and the performancem of its obligations hereunder. The Agreement has been duly executed and delivered on behalf of such party, and constitutes a legal, valid, binding obligation, enforceable against such party in accordance with its terms.
      (c) No Consents. All necessary consents, approvals and authorizations of all governmental authorities and other persons required to be obtained by such party in connection with the Agreement have been obtained, except for those which cannot be obtained prior to the filing of the NDA.
      (d) No Conflict. The execution and delivery of the Agreement and the performance of such party's obligations hereunder and thereunder
           (i) do not conflict with or violate any requirement of applicable laws or regulations or any material contractual obligation of such party and (ii) do not materially conflict with, or constitute a
           material  default  or  require  any  consent under,  any   material
           contractual obligation of such party. NYCOMED shall not in any event enter into any agreement or arrangement with any other party
           that would  prevent  or  in  any  way   interfere   with  NYCOMED's
           obligations pursuant to this Agreement.


ARTICLE 10.  QUALITY AGREEMENT

10.01 NYCOMED and SHAMAN  agree to enter into a Quality  Agreement  within sixty
      (60) days of the signing of this Agreement. Such agreement shall describe the amount and type of testing required, the process for batch review and release, the process for independent review in the event of disagreement on test results, the process for modification of processes, procedures, specifications and test methods, and the authority and responsibilities of each party. If a Quality Agreement cannot be negotiated satisfactorily, the terms of this Agreement may be renegotiated.


ARTICLE 11.  INDEMNIFICATION

11.01 SHAMAN shall indemnify, defend and hold harmless NYCOMED, its officers, directors, agents, servants, and employees harmless against all claims, losses, damages and liabilities, including reasonable legal expenses, arising out of SHAMAN's acts or omissions under this Agreement, and which is not attributable to:

      (i)   any act or  negligence  of NYCOMED or its agents or employees;

      (ii) the failure of NYCOMED to follow the written instructions and Specifications of SHAMAN;

      (iii) NYCOMED's breach of this Agreement.

      NYCOMED shall not settle any such claim without the prior written approval of SHAMAN and that SHAMAN shall have the right, if it so wishes, to conduct negotiations to settle, settle or to conduct any litigation arising out of, any such claim. NYCOMED shall provide prompt and written notice of any claim to SHAMAN and shall cooperate in the defense of the claim.

11.02 NYCOMED shall indemnify, defend and hold harmless SHAMAN, its officers, directors, agents, servants, and employees harmless against all claims, losses, damages, and liabilities including reasonable legal expenses, arising out of NYCOMED's acts or omissions under this Agreement and which is not attributable to:

      (i)  any act of  negligence  of SHAMAN or its  agents or  employees; or

      (ii) the failure of SHAMAN or its employees to comply with applicable law or regulations.

      SHAMAN shall not settle any such claim without the prior written approval of NYCOMED, and that NYCOMED shall have the right, if it so wishes, to conduct negotiations to settle, or to conduct any litigation arising out of, any such claim. SHAMAN shall provide prompt and written notice of any such claim to NYCOMED and shall cooperate in the defense of the claim.

11.03 The indemnification obligations set forth in this Article 11 shall survive the termination of this Agreement.


ARTICLE 12.  PATENT INFRINGEMENT INDEMNIFICATION

12.01 SHAMAN shall indemnify, defend and hold NYCOMED harmless and accept all legal and financial responsibility for any liability, damage, loss, cost or expense arising out of any patent infringement claims in respect of the manufacture of the API against NYCOMED hereunder. NYCOMED shall promptly notify SHAMAN of said claims and at SHAMAN's cost, permit SHAMAN's attorneys to handle and control such claims or suits. NYCOMED agrees to provide SHAMAN with reasonable assistance in defending such infringement action or in prosecuting any related action, at SHAMAN's cost and expense.

12.02 SHAMAN represents that it is not aware of any issued U.S. patents that would be infringed by the manufacture or use of the API, or the SHAMAN know-how or SHAMAN Confidential Information as defined in this Agreement and to be used in the manufacture of API. NYCOMED will promptly notify SHAMAN of any potential infringement of which it becomes aware during the course of this Agreement.

ARTICLE 13.  CONFIDENTIALITY AND NON-USE

13.01 (a) NYCOMED will not disclose to any third party, or utilize for its own benefit or the benefit of any third party, any confidential product information, product formula or other information, including, but not limited to propriety information obtained from SHAMAN (hereinafter referred to as "INFORMATION"). However, that the foregoing provisions shall not apply to any information:

          (i) which is now public knowledge or which becomes public knowledge through no fault of NYCOMED; or

          (ii) which is properly provided to NYCOMED without restriction by a legally entitled independent third party; or

          (iii which NYCOMED can show was already in its possession at the time of receipt from SHAMAN, as evidenced by written records in NYCOMED's possession.

      (b) NYCOMED's obligation to maintain a secret and confidential status for the disclosed INFORMATION shall endure for five (5) years from termination of this Agreement. The disclosed INFORMATION shall be disclosed only to employees of NYCOMED who need to know the INFORMATION for the purposes of this Agreement.

      (c) Any and all INFORMATION in tangible form passed to NYCOMED hereunder shall, on request, be immediately returnable to SHAMAN.

      (d) The INFORMATION passed to NYCOMED shall not be used by NYCOMED except as hereinafter permitted, under terms of this Agreement.

      (e) The provisions of Article 13 shall survive the termination of this Agreement.



ARTICLE 14.  GOVERNMENT INSPECTION

14.01 NYCOMED will notify SHAMAN within twenty-four (24) hours of notification of any pending or ongoing FDA or any other regulatory government inspection related to API for the facilities used to produce, test or warehouse API. NYCOMED shall immediately provide copies of any FDA Form 483 Observations, Warning Letter, or associated correspondence to and received from the FDA with regard to API within seven (7) days of receipt and in addition shall provide a facsimile copy within forty-eight (48) hours to SHAMAN. NYCOMED shall allow SHAMAN to assist in any response to the FDA including review of any written response made to the FDA by NYCOMED at SHAMAN's discretion.

14.02 NYCOMED will notify SHAMAN within seven (7) days of receipt of any FDA Form 483 Observations, Warning Letter, or associated correspondence to and received from the FDA with regard to any topics other than API that could potentially impact API. NYCOMED will provide any such pertinent information in such a manner that confidentiality for any other client(s) is protected.


ARTICLE 15.  RIGHT TO INSPECT

15.01 In performing its obligations under this Agreement, NYCOMED shall:

      (i) permit SHAMAN or its designated representative to inspect on a regular basis or as needed but not less than once per year that portion of NYCOMED's facilities where API is manufactured, tested
           or stored to evaluate NYCOMED's work practices, supporting   systems,
           documents   and   records  associated  with API for the  purpose of
           assessing NYCOMED's compliance with applicable regulations and cGMP as described and provided in the Act, and SHAMAN's quality standard. Such review shall be conducted upon reasonable prior notice by SHAMAN but not less than fourteen (14) days prior to the inspection;

      (ii) At least once during each contract year, permit SHAMAN or its designated representative to review NYCOMED's licenses and permits relating to the manufacture of API. Any review at NYCOMED's facility shall be conducted during ordinary business hours, on dates agreeable to SHAMAN and NYCOMED.

15.02 NYCOMED shall keep SHAMAN fully informed of the steps taken by NYCOMED to resolve any outstanding issues with the FDA and the anticipated timetable of resolution of such issues as it applies to API.


ARTICLE 16.  RECALL OR SEIZURE

16.01 NYCOMED shall keep SHAMAN fully informed of any notification or other information; whether received directly or indirectly which might affect the marketability, safety or effectiveness of API and/or which might result in the recall or seizure of API or the finished dosage form.

16.02 In the event of any "recall" or "seizure" arising out of or resulting from NYCOMED's breach of any provision of this Agreement, NYCOMED shall, at the election of SHAMAN, either:

      (i) supply API, without charge to SHAMAN, in an amount sufficient to replace (a) the amount of API recalled or seized and (b) the amount of API contained in recalled or seized Drug Product; or

      (ii) refund to SHAMAN, or give credit to SHAMAN against outstanding receivable due from SHAMAN or against the price of API to be delivered to SHAMAN in the future, in amounts equal to NYCOMED's price paid by SHAMAN for API so recalled or seized and the API contained in the Drug Product so recalled or seized plus all transportation costs and export import duties incurred by SHAMAN and not recovered by SHAMAN in respect of such recalled or seized API or Drug Product.

16.03 In the event of any recall or seizure arising out of or resulting from NYCOMED's breach of this Agreement, NYCOMED shall pay to SHAMAN, in addition to the amounts set out in Article 16.02 (i), SHAMAN's out-of-pocket expenses incurred in connection with such recall or seizure including loss of CPL or Drug Product.

16.04 SHAMAN shall use its best efforts to notify NYCOMED of any recall or seizure that is likely to affect the manufacture of API as contemplated by this Agreement promptly following the time SHAMAN becomes aware of the reasonable likelihood of such recall or seizure.

For purposes of this Article 16 "recall" shall mean any action by SHAMAN or any Affiliate or subsidiary of SHAMAN to recover title to or possession of API or Drug Product sold or shipped to third parties. The term "recall" also includes the failure by SHAMAN to sell or ship API or Drug Product to third parties which would have been subject to recall if it had been sold or shipped. For purposes of this Article 16, "seizure" shall mean any action by any government agency to detain or destroy API or prevent release of API drug substance or Drug Product.

In the event of a recall as defined in Article 16.05, arising or resulting from NYCOMED's breach of this Agreement, that has the effect of disrupting commercial drug supply for a period of sixty (60) days, SHAMAN shall have the right to terminate this Agreement.

ARTICLE 17.  ASSIGNMENT

17.01 Neither of the parties hereto shall assign or transfer its interest or obligation under this Agreement without the prior written consent of the other party, which shall not be unreasonably withheld. Notwithstanding, either party shall have the right to assign this Agreement, or any of its rights or obligations thereunder, to any successor in interest to all or substantially all of such party's business or assets related to this Agreement. Subject to the foregoing, this Agreement will be binding upon and inure to the benefit of the parties hereto, their successors and assigns.

ARTICLE 18.  GOVERNING LAW AND DISPUTE RESOLUTION

18.01 This Agreement is made in accordance with and shall be governed under the laws of the State of Delaware, without regard to conflicts of laws rules.

18.02 In the event that, at any time during the term of the Agreement, a disagreement, dispute controversy or claim should arise out of or relating to the interpretation of or performance under this Agreement, the Parties will attempt in good faith to resolve their differences before resorting to the termination procedures provided herein. If the applicable senior managers of SHAMAN and NYCOMED cannot resolve any matter within thirty
      (30) days, such matter shall be referred to the Chief Executive Officers of the Parties (or their designees) for an additional thirty (30) days, following which either party shall be free to take any action and seek any remedy it may have at law or in equity, including specific performance and injunctive relief.

ARTICLE 19.  FORCE MAJEURE

19.01 Any delay in the performance of any of the duties or obligations of either party (except the payment of money due hereunder) shall not be considered a breach of this Agreement and the time required for performance shall be extended for a period equal to the period of such delay; provided that such delay has been caused by or is the result of any acts of God, acts of the public enemy, insurrections, riots, embargoes, labor disputes, including strikes, lockouts, job actions, or boycotts, equipment failure, fires, explosions, floods, shortages of material or energy or other unforeseen causes beyond the reasonable control and without the fault or negligence of the party so affected. The party so affected shall give prompt notice to the other party of such cause, and shall take whatever reasonable steps are necessary to relieve the effect of such cause as rapidly as reasonably possible. Not withstanding the forgoing, if NYCOMED is unable to perform its obligations under this Agreement for any of the above enumerated reasons for a period longer than six (6) months, SHAMAN shall have a right to terminate this Agreement.

ARTICLE 20.  SEVERABILITY

20.01 In the event that any provision of this Agreement is judicially determined to be void or unenforceable, such provision shall be construed to be separable from the other provisions of this Agreement which shall retain full force and effect.

ARTICLE 21.  HEADINGS

21.01 All titles and captions in this Agreement are for convenience purposes only and shall not be of any force or substance.

ARTICLE 22.  USE OF NAMES

22.01 Except as expressly required pursuant to the Act, neither party will without the prior written consent of the other:
      (a) use in advertising, publicity, promotional premiums or otherwise, any trade name, trademark, trade device, service mark, symbol, or any abbreviation, contraction or simulation thereof owned by either party, or

      (b) represent, either directly or indirectly, that any product or service of one party is a product or service of the other party.

ARTICLE 23.  INDEPENDENT CONTRACTOR

23.01 Each party is acting under this Agreement as an independent contractor and not as the agent or employee of the other party. Each party understands and agrees that it has no authority to assume any obligation on behalf of the other party and that it shall not hold out to third parties that it has any authority to act on the other party's behalf except as expressly permitted herein. Unless otherwise expressly stated herein, each party shall be responsible for its own expenses relating to its performance under this Agreement and shall not incur expenses for the other party's account unless expressly authorized herein or by subsequent written agreements.


ARTICLE 24. WAIVER

24.01 No waiver or modification of any of the terms of this Agreement shall be valid unless in writing and signed by an authorized representative of both parties hereto. Failure by either party to enforce any rights under this Agreement shall not be construed as a waiver of such rights nor shall a waiver by either party in one or more instances be construed as constituting a continuing waiver or as a waiver in other instances.

ARTICLE 25.  PUBLIC DISCLOSURE

25.01 Neither party shall disclose to any third party or originate any publicity, news release or public announcement, written or oral, whether to the public or the press, or otherwise, referring to the terms of this Agreement, including its existence, the subject matter to which it relates, the performance under it or any of its specific terms and conditions, except by such announcements as are:

      (i)  mutually agreed upon by the parties in writing; or

      (ii) in the opinion of Counsel for the party making such announcement are required by law. If a party believes a public announcement to be required by law with respect to this Agreement, it will give the other party such notice as is reasonably practicable and an opportunity to comment upon the announcement.

ARTICLE 26.  NOTICES

26.01 Unless otherwise specified herein, all notices required or permitted to be given under this Agreement shall be in writing and shall be delivered either personally and promptly confirmed by such registered or certified mail or overnight courier service or sent by registered or certified mail, return receipt requested, or by overnight facsimile and promptly confirmed by such registered courier service, postage prepaid in each case, or by certified mail or overnight courier service to the receiving party at such party's address set forth below, or at such other address as may from time to time be furnished by similar notice by either party. Any notice sent by registered or certified mail as aforesaid shall be deemed to have been given when mailed, and shall be effective upon receipt.

      If to NYCOMED:
      John Fallone
      Vice President Manufacturing
      Nycomed Amersham
      33 Riverside Avenue
      Rensselaer, New York 12144

      If to SHAMAN:
      Lisa Conte
      President and CEO
      Shaman Pharmaceuticals, Inc.
      213 East Grand Avenue
      South San Francisco, CA 94080

      Or to such other address as the addressee shall have last furnished in writing to the addresser.

ARTICLE 27.  ENTIRE AGREEMENT

27.01 This Agreement constitutes the entire Agreement between the parties concerning the supply of API by NYCOMED to SHAMAN, and supersedes all written or oral agreements or understandings with respect thereto.

27.02 Neither party shall claim any amendment, modification, or release from any provision hereof unless such an amendment is in writing signed by an authorized representative of each party.


ARTICLE 28.  EXECUTION BY FACSIMILE AND COUNTERPART

28.01 This Agreement may be executed by the parties by facsimile with a conforming original document.

      Please signify your acceptance of the terms and conditions of this Supply Agreement by signing and dating below.

ACKNOWLEDGED, ACCEPTED AND AGREED TO:

                          SHAMAN PHARMACEUTICALS, INC.



By:        /s/ Lisa A. Conte
           __________________________________
Name:      Lisa Conte
Title:     President and CEO


Date:      December 2, 1998


                                  NYCOMED, INC.




By:        /s/ John Fallone
           __________________________________
Name:      John Fallone
Title:     Vice President Manufacturing


Date:      December 4, 1998

                                   APPENDIX A

                                 Specifications
                                (6 pages follow)

                           Crude Plant Latex (1 page)
                          Step-1 Intermediate (1 page)
                          Step-2 Intermediate (2 pages)
                                  API (2 pages)

                                   APPENDIX B

                                      Plan
                                (1 page follows)

                                   APPENDIX C

                                    API Price




Pricing is FOB Rensselaer NY

Pricing for the first initial SP-303
      Using fresh acetone                   $2,896/kg
      Acetone recovery and recycle          $2,039/kg

      This initial price includes amortization of the $3 million on the first 7,000 kg purchased by SHAMAN.



Pricing without capital amortization
      Using fresh acetone                   $2,467/kg
      Acetone recovery and recycle          $1,610/kg

      The price without amortization is the price after all $3 million has been recovered by NYCOMED either through amortized purchase or direct payment