Form 10-Q
period 1999-03-31
SHAMAN PHARMACEUTICALS INC
filed 1999-05-17
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

(  )   TRANSITION   REPORT   PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934


       Commission File Number: 0-21022


                          SHAMAN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                                94-3095806
(State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                        Identification Number)

              213 East Grand Avenue, CA                        94080
      (Address of principal executive offices)               (ZIP Code)


Registrant's telephone number, including area code:      650-952-7070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes        X                     No

Number of shares of Common Stock, $.001 par value, outstanding as of April 30, 1999: 44,537,048

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 March 31, 1999

                                                                          PAGE
                                                                         NUMBER
                                                                        -------

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes

            Condensed Balance Sheets as of March 31, 1999 (unaudited)
            and December 31, 1998                                           3

            Condensed Statements of Operations for the three months
            ended March 31, 1999 and March 31, 1998 (unaudited)             4

            Condensed Statements of Cash Flows for the three months
            ended March 31, 1999 and March 31, 1998 (unaudited)             5

            Notes to Condensed Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9

Item 3.     Qualitative and Quantitative Disclosures About Market Risk      12


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              23

Item 2.     Changes in Securities                                          23

Item 3.     Defaults in Senior Securities                                  23

Item 4.     Submission of Matters to a Vote of Security Holders            23

Item 5.     Other Information                                              23

Item 6.     Exhibits and Reports on Form 8-K                               25


SIGNATURES                                                                 26

PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes

                                             SHAMAN PHARMACEUTICALS, INC.
                                               CONDENSED BALANCE SHEETS


                                                                                 March 31,        December 31,
                                                                                   1999              1998
                                                                                -----------       -----------
                                                                                (Unaudited)
                       A S S E T S                                                     (in thousands)

Current assets:
    Cash and cash equivalents                                                   $   1,707          $   5,887
    Short-term investments                                                          1,004              3,277
    Amounts  due from related parties                                                 200                209
    Prepaid expenses and other current assets                                         658                284
                                                                                ---------          ---------
          Total current assets                                                      3,569              9,657

    Property and equipment, net                                                     2,386              3,114
    Other assets                                                                      368                368
                                                                                ---------          ---------
                Total assets                                                    $   6,323          $  13,139
                                                                                =========          =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
                (NET CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable and other accrued expenses                                 $   1,309          $   1,515
    Accrued clinical trial costs                                                    1,088              2,051
    Accrued professional fees                                                         897                948
    Accrued compensation                                                              225                327
    Accrued restructuring costs                                                     1,715                  -
    Advances - contract research                                                      969                969
    Current installments of long-term obligations                                   2,897              2,804
                                                                                ---------          ---------
          Total current liabilities                                                 9,100              8,614

Long-term obligations, excluding current installments                               1,390              2,415
Stockholders' equity:
    Preferred Stock                                                                     -                  -
    Common Stock                                                                       39                 30
    Additional paid-in capital                                                    154,954            152,699
    Deferred compensation and other adjustments                                      (116)              (185)
    Accumulated deficit                                                          (159,044)          (150,434)
                                                                                ---------          ---------
          Total stockholders' equity (net capital deficiency)                      (4,167)             2,110
                                                                                ---------          ---------
          Total liabilities and stockholders' equity (net capital deficiency)   $   6,323          $  13,139
                                                                                =========          =========

NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to condensed financial statements.


                                         SHAMAN PHARMACEUTICALS, INC.
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                               1999              1998
                                                                            ----------        ---------
                                                                        (in thousands, except per share data)

Revenue from collaborative  agreements                                       $       0        $     875
Operating expenses:
    Research and development                                                     2,468            7,513
    General and administrative                                                   1,494            1,276
                                                                             ----------       ----------
         Total operating expenses                                                3,962            8,789
                                                                             ----------       ----------
Loss from operations                                                            (3,962)          (7,914)
Interest income                                                                     73              232
Interest expense                                                                  (259)            (807)
Restructuring Costs                                                             (2,189)               -
                                                                             ----------       ----------
Net loss                                                                        (6,337)          (8,489)
Deemed dividend on Preferred Stock                                              (2,273)               -
                                                                             ----------       ----------
Net loss applicable to Common Stockholders                                   $  (8,610)       $  (8,489)
                                                                             ==========       ==========
Basic and diluted net loss per common share                                  $   (0.26)       $   (0.48)
                                                                             ==========       ==========
Shares used in calculation of basic and diluted net loss per common share       33,255           17,836
                                                                             ==========       ==========

See Notes to condensed financial statements.

                                         SHAMAN PHARMACEUTICALS, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                               Increase (Decrease) in Cash and Cash Equivalents
                                                  (Unaudited)

                                                                               Three Months Ended March 31,
                                                                              -------------------------------
                                                                                 1999                1998
                                                                              -----------         -----------
Operating activities:                                                                 (in thousands)

Net loss applicable to Common Stockholders                                    $   (8,610)         $   (8,489)

Adjustments to reconcile net loss applicable to Common Stockholders to net cash used in operating activities:
        Depreciation                                                                 171                 381
        Amortization of warrants and deferred equity costs                           109                 270
        Loss on disposal of fixed assets                                             122                  27
        Deemed dividend on Preferred Stock                                         2,273                   -
        Payment of interest in Common Stock                                           15                 289

Changes in operating assets and liabilities:
        Prepaid expenses, current assets and other assets                            (95)               (120)
        Accounts payable, accrued professional fees, accrued compensation,
            accrued clinical trial costs and contract research advances              393                 850
                                                                              -----------         -----------
Net cash used in operating activities                                             (5,622)             (6,792)
                                                                              -----------         -----------
Investing activities:
        Purchases of available-for-sale investments                                    -              (1,999)
        Maturities of available-for-sale investments                                   -               4,959
        Sales of available-for-sale investments                                    2,289                 899
        Proceeds on sale of fixed assets due to restructuring                        236                   -
        Capital expenditures                                                         (81)                (33)
        Employee loans, net of repayments and forgiveness of interest                  9                   -
                                                                              -----------         -----------
Net cash provided by investing activities                                          2,453               3,826
                                                                              -----------         -----------
Financing activities:
        Other Preferred Stock costs                                                  (25)                  -
        Proceeds from issuance of Common Stock, net                                    -                  12
        Principal payments on long-term obligations                                 (986)               (644)
        Proceeds from asset financing arrangements                                     -                 211
                                                                              -----------         -----------
Net cash used in financing activities                                             (1,011)               (421)
                                                                              -----------         -----------
Net (decrease) in cash and cash equivalents                                       (4,180)             (3,387)
Cash and cash equivalents at beginning of period                                   5,887              11,340
                                                                              -----------         -----------
Cash and cash equivalents at end of period                                    $    1,707          $    7,953
                                                                              ===========         ===========

See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)


1.     Basis of Presentation

     We are focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. We intend to develop and commercialize our Shaman-branded products through our recently established botanicals division. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical products for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year. This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

      Until December 1998, we were focused solely on developing pharmaceutical products derived from tropical plant sources. Our pharmaceutical business model was dependent upon our ability to launch our first pharmaceutical product in 1999. As a result of the U.S. Food and Drug Administration response to our proposed fast-track (single-pivotal trial) New Drug Application package for our leading pharmaceutical product candidate, SP-303/Provir, and insufficient resources to continue the costly process of conducting a second pivotal trial which would have created significant delays, we restructured our business to focus on the development and marketing of dietary supplements.

     These unaudited interim financial statements have been prepared assuming that we will continue as a going concern. We need substantial working capital to fund our operations. As of March 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $2.7 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus approximately $1.0 million under the Credit Agreement (see Note 3) will be sufficient to fund operations at the current level through mid-August, 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-August, 1999. In addition, unless we are successful in our efforts to raise additional capital through our proposed rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      In addition, we may need additional capital to fund the redemption of our Series D Preferred Stock or to pay accumulated dividends. The delisting of our common stock from The Nasdaq National Market on February 2, 1999 constituted an optional redemption event for our Series D Preferred Stock. Since we do not have adequate resources to pay to redeem the Series D Preferred Stock, we have issued a notice to the holders of the Series D Preferred Stock as required under our charter that prevented the redemption of the Series D Preferred Stock. Under the terms of our charter, the effect of preventing this redemption event by issuing the notice was to increase the annual cumulative dividend payable to the Series

D Preferred Stock holders to $180 per share and to adjust the conversion price of the Series D Preferred Stock to 72% of the lowest trading price for a designated period prior to the conversion. The notice preventing the redemption of the Series D Preferred Stock will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. In connection with the issuance of such notice, we recorded a deemed dividend charge in the amount of $2,273,614 in the first quarter of 1999.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and commercialize products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms when needed. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, which would have a material adverse effect on our business, financial condition and results of operations.

2.  Restructuring Expenses

      On February 1, 1999, we initiated a restructuring plan in which we closed down the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all our pharmaceutical compounds and will focus our efforts on the development and commercialization of botanical dietary supplements. The restructuring plan includes: cessation of pharmaceutical research and development activities and related operations; outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce); sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-leasing a portion of our facility.

      The termination of 60 employees occurred on February 1, 1999. The following table summarizes the Company's restructuring activities as of March 31, 1999.

                                       Total
                                    Restructuring     Spending/        Balance at
            Category                   Charges         Charges       March 31, 1999
          --------------           ---------------   -----------   ----------------
          (in thousands)

    Severance and related charges       $   467          $   352        $   115
    Write-off impaired assets               122              122              0
    Cancellation of contracts             1,200                0          1,200
    Other                                   400                0            400
                                        -------          -------        --------
                                        $ 2,189          $   474        $ 1,715
                                        =======          =======        =======

      In addition, we have approximately $969,000 recorded as deferred revenue which we have not yet earned. We are currently in negotiations with Lipha/Merck for the discontinuation of the research and development agreement.

3.    Subsequent Events

      In April 1999, directors of our company holding stock options to purchase an aggregate of 3,634,345 shares of common stock agreed to surrender these options to us for cancellation.

      On April 5, 1999, we entered into a credit facility and note purchase agreement with certain investors, stockholders, key executives and members of the board of directors (the "Credit Agreement"), pursuant to which we may borrow approximately $1.0 million at any time commencing on May 14, 1999 and until the earlier of the completion of a registered public offering of our equity securities, or September 1, 1999 (the "Convertible Promissory Notes"). The Convertible Promissory Notes will be due and payable on the earlier of (i) 30 days subsequent to the completion of the public offering, or (ii) December 31, 1999. Interest on the Convertible Promissory Notes will accrue at an annual rate of 12%. The Convertible Promissory Notes, when issued, will be secured by certain assets of our company and will be convertible into shares of the class and series of equity securities offered by us in the first registered public offering effected by us after the date of the Credit Agreement, or into common stock if no such offering occurs prior to December 31, 1999. In connection with the Credit Agreement, we issued warrants to purchase shares of the same class and series of equity securities as those into which the debt is convertible. The number of shares subject to these warrants is equal to 50% of the debt amount divided by the per share sale price of the shares sold in the public offering. These warrants are exercisable, on a cashless basis, commencing on April 5, 1999, and through the third anniversary date of the public offering. The conversion price of the Convertible Promissory Notes and the exercise price of the warrants is equal to the per share offering price in the public offering. If a public offering is not completed prior to December 31, 1999, then the conversion price of the Convertible Promissory Notes and the exercise price of the warrants will be the lower of $0.05 per share of our common stock, or 1/3 of the five-day weighted average trading price of our common stock for the period ending three trading days prior to conversion or exercise.

     In April 1999, we entered into an amendment agreement with an existing lender to permit the issuance by us of the Convertible Promissory Notes. In connection with the amendment, we issued a warrant to purchase shares of the class and series of equity securities offered by us in the first registered public offering effected by us after the date of the loan amendment, or into common stock if no such offering occurs prior to December 31, 1999. The number of shares subject to these warrants is equal to $592,685 divided by the per share sale price of the shares sold in the above offering. This warrant is exercisable, on a cashless basis, commencing on April 30, 1999 and through the seventh anniversary date of the earlier to occur of (i) December 31, 1999, or
(ii) the date of the above offering. The per share exercise price will be equal to the per share offering price of the above offering, or, if no offering is completed by December 31, 1999, then the lower of $0.05 per share of our common stock, or 1/3 of the five-day weighted average trading price of our common stock for the period ending three trading days prior to conversion or exercise.

      In May 1999, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed rights offering. We intend to sell up to 7,500,000 shares of our Series R Convertible Preferred Stock at $2.00 per share to all persons who are owners of our common stock on the record date for the offering, which is anticipated to be immediately prior to the effective date of the registration statement and the commencement of the rights offering. Each share of Series R Preferred Stock will automatically convert on February 1, 2000 into shares of common stock at a conversion price equal to the lesser of (i) 10% of the average closing sales price of our common stock as reported on the OTC Bulletin Board for the 10 trading days ending three trading days prior to the effective date, or (ii) 10% of the average closing sales price of our common stock for the 10 trading days ending three trading days prior to February 1, 2000.

                          SHAMAN PHARMACEUTICALS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. We intend to develop and commercialize our Shaman-branded products through our recently established botanicals division. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical products for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

      Until December 1998, we were focused solely on developing pharmaceutical products derived from tropical plant sources. Our pharmaceutical business model was dependent upon our ability to launch our first pharmaceutical product in 1999. As a result of the U.S. Food and Drug Administration response to our proposed fast-track (single-pivotal trial) New Drug Application package for our leading pharmaceutical product candidate, SP-303/Provir, and insufficient resources to continue the costly process of conducting a second pivotal trial which would have created significant delays, we restructured our business to focus on the development and marketing of dietary supplements.

Results of Operations for the Quarters Ended March 31, 1999 and 1998

      The results of operations for the quarter ended March 31, 1998 relate to our pharmaceutical operations. Since we ceased operations of our pharmaceutical business and focused our efforts in our botanical business in February 1999, our results of operations for the quarter ended March 31, 1999 and future periods are not comparable to the same periods last year.

      We recorded collaborative revenues of $0 and $875,000 for the quarters ended March 31, 1999 and 1998, respectively. Revenues for the first quarter of 1998 resulted from research funding from Lipha S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany ("Lipha/Merck") and research funding from our collaboration with Ono Pharmaceutical Co. Ltd. of Osaka, Japan ("Ono"), which expired in May 1998.

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

      We incurred research and development expenses of $2.3 million of which $149,000 was related to the research and development of the botanicals division and $7.5 million for the quarters ended March 31, 1999 and 1998, respectively. This decrease was primarily attributable to the closing down of our pharmaceutical business as of February 1, 1999. Research and development expenses are expected to decrease in 1999 as we focus our efforts in our botanicals business, effective February 1, 1999.

      General and administrative expenses were $1.5 million and $1.3 million for the quarters ended March 31, 1999 and 1998, respectively. This increase was primarily attributable to legal dispute costs. General and administrative expenses are expected to decrease in 1999 since we have ceased operations in our pharmaceutical business and focused our efforts in our botanicals business, effective February 1, 1999.

      Interest income was $73,000 and $232,000 for the quarters ended March 31, 1999 and 1998, respectively. Interest income decreased for the period ended March 31, 1999, compared with the period ended March 31, 1998, due to lower average cash and investment balances as we continue to fund our operations. Interest expense was $259,000 and $807,000 for the quarters ended March 31, 1999 and 1998, respectively. Interest expense decreased for the period ended March 31, 1999, compared with the period ended March 31, 1998 due to lower average debt balances.

Delisting of our common stock from Nasdaq National Market

      The delisting of our common stock from The Nasdaq National Market on February 2, 1999 constituted an optional redemption event for our Series D Preferred Stock. Since we do not have adequate resources to pay to redeem the Series D Preferred Stock, we have issued a notice to the holders of the Series D Preferred Stock as required under our charter that prevented the redemption of the Series D Preferred Stock. Under the terms of our charter, the effect of preventing this redemption event by issuing the notice was to increase the annual cumulative dividend payable to the Series D Preferred Stock holders to $180 per share and to adjust the conversion price of the Series D Preferred Stock to 72% of the lowest trading price for a designated period prior to the conversion. The notice preventing the redemption of the Series D Preferred Stock will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. In connection with the issuance of such notice, we recorded a deemed dividend charge in the amount of $2,273,614 in the first quarter of 1999.

Restructuring Expenses

      On February 1, 1999, we initiated a restructuring plan in which we closed down the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all our pharmaceutical compounds and will focus our efforts on the development and commercialization of botanical dietary supplements. The restructuring plan includes: cessation of pharmaceutical research and development activities and related operations; outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce); sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-leasing a portion of our facility.

      The termination of 60 employees occurred on February 1, 1999. The following table summarizes the Company's restructuring activities as of March 31, 1999.

                                       Total
                                    Restructuring     Spending/        Balance at
            Category                   Charges         Charges       March 31, 1999
          --------------           ---------------   -----------   ----------------
          (in thousands)

    Severance and related charges       $   467          $   352        $   115
    Write-off impaired assets               122              122              0
    Cancellation of contracts             1,200                0          1,200
    Other                                   400                0            400
                                        -------          -------        -------
                                        $ 2,189          $   474        $ 1,715
                                        =======          =======        =======

      In addition, we have approximately $969,000 recorded as deferred revenue for which we have not yet earned. We are currently in negotiations with Lipha/Merck for the discontinuation of the research and development agreement.

Liquidity and Capital Resources

      As of March 31, 1999, our cash, cash equivalents, and investments totaled approximately $2.7 million, compared with $9.2 million at December 31, 1998. We invest excess cash according to our investment policy that provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

      In April 1999, we entered into a credit facility and note purchase agreement with certain investors, stockholders, key executives and members of the board of directors (the "Credit Agreement"), pursuant to which we may borrow up to $1.0 million at any time commencing on May 14, 1999 and until the earlier of the completion of a registered public offering of our equity securities, or September 1, 1999 (the "Convertible Promissory Notes"). The Convertible Promissory Notes will be due and payable on the earlier of (i) 30 days subsequent to the completion of the public offering, or (ii) December 31, 1999. Interest on the Convertible Promissory Notes will accrue at an annual rate of 12%. The Convertible Promissory Notes, when issued, will be secured by certain assets of Shaman and will be convertible into shares of the class and series of equity securities offered by us in the first registered public offering effected by us after the date of the Credit Agreement, or into common stock if no such offering occurs prior to December 31, 1999. In connection with the Credit Agreement, we issued warrants to purchase shares of the same class and series of equity securities as those into which the debt is convertible. The number of shares subject to these warrants is equal to 50% of the debt amount divided by the per share sale price of the shares sold in the public offering. These warrants are exercisable, on a cashless basis, commencing on April 5, 1999, and through the third anniversary date of the public offering. The conversion price of the Convertible Promissory Notes and the exercise price of the warrants is equal to the per share offering price in the public offering. If a public offering is not completed prior to December 31, 1999, then the conversion price of the Convertible Promissory Notes and the exercise price of the warrants will be the lower of $0.05 per share of our common stock, or 1/3 of the five-day weighted average trading price of our common stock for the period ending three trading days prior to conversion or exercise.

     We have incurred substantial additional costs in the first quarter of 1999 relating to our restructuring in February 1999. We expect to continue to incur losses at least through 1999. We need substantial working capital to fund our operations. As of March 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $2.7 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus approximately $1.0 million under the Credit Agreement (see Note 3) will be sufficient to fund operations at the current level through mid-August, 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-August, 1999. In addition, unless we are successful in our efforts to raise additional capital through our proposed rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      In addition, we may need additional capital to fund the redemption of our Series D Preferred Stock or to pay accumulated dividends. The delisting of our common stock from The Nasdaq National Market on February 2, 1999 constituted an optional redemption event for our Series D Preferred Stock. Since we do not have adequate resources to pay to redeem the Series D Preferred Stock, we have issued a notice to the holders of the Series D Preferred Stock as required under our charter that prevented the redemption of the Series D Preferred Stock. Under the terms of our charter, the effect of preventing this redemption event by issuing the notice was to increase the annual cumulative dividend payable to the Series D Preferred Stock holders to $180 per share and to adjust the conversion price of the Series D Preferred Stock to 72% of the lowest trading price for a designated period prior to the conversion. The notice preventing the redemption of the Series D Preferred Stock will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. In connection with the issuance of such notice, we recorded a deemed dividend charge in the amount of $2,273,614 in the first quarter of 1999.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms when needed. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, which would have a material adverse effect on our business, financial condition and results of operations.

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

      We are approximately 85% complete with the assessment of all internal systems that could be significantly affected by the Year 2000. To date, all assessments have been preformed by our employees, therefore, we have not incurred any costs related to this assessment project. We estimate that upgrades for those systems not in compliance will total approximately $200,000. After the assessment phase is completed, we will have to purchase, install and test the upgrades to ensure they meet internal Year 2000 compliance. We expect to complete our internal Year 2000 readiness program in the third quarter of 1999. We are also in the process of asking our significant suppliers and subcontractors that do not share information systems with us (external agents) whether their systems are Year 2000 compliant. To date, we are not aware of any external agent with a Year 2000 Issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

      We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in second quarter of 1999 and determine whether such a plan is necessary.


Item 3. Quantitative and Qualitative Disclosures About Market Risks

      None.

Certain Factors that May Affect Future Results

      This Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and also in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in our Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

We will need significant additional capital to fund continuing operations

     We need substantial working capital to fund our operations. As of March 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $2.7 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus approximately $1.0 million under the Credit Agreement (see Note 3) will be sufficient to fund operations at the current level through mid-August, 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-August, 1999. In addition, unless we are successful in our efforts to raise additional capital through our proposed rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      In addition, we may need additional capital to fund the redemption of our Series D Preferred Stock or to pay accumulated dividends. The delisting of our common stock from The Nasdaq National Market on February 2, 1999 constituted an optional redemption event for our Series D Preferred Stock. Since we do not have adequate resources to pay to redeem the Series D Preferred Stock, we have issued a notice to the holders of the Series D Preferred Stock as required under our charter that prevented the redemption of the Series D Preferred Stock. Under the terms of our charter, the effect of preventing this redemption event by issuing the notice was to increase the annual cumulative dividend payable to the Series D Preferred Stock holders to $180 per share and to adjust the conversion price of the Series D Preferred Stock to 72% of the lowest trading price for a designated period prior to the conversion. The notice preventing the redemption of the Series D Preferred Stock will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. In connection with the issuance of such notice, we recorded a deemed dividend charge in the amount of $2,273,614 in the first quarter of 1999.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and commercialize products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms when needed. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, which would have a material adverse effect on our business, financial condition and results of operations.

Possible inability to continue as a going concern increases investment risk

      We have suffered recurring and significant losses from operations. We have also relied upon debt and equity financing to fund these losses and cash flow deficits. Cash flows from future operations, if any, may not be sufficient to enable us to continue our current level of operations, or to meet our debts as they come due. As a result, we may not be able to continue as a going concern. For the year ended December 31, 1998, our independent auditors have issued a report which contains explanatory language for the uncertainty related to our ability to continue as a going concern beyond December 31, 1999. If we are to remain as a going concern, we will need to become and remain profitable and will also need additional financing. We may not be successful in obtaining new financing or in achieving profitability.

We have a history of operating losses, expect continuing losses and may never achieve profitability

      We have incurred significant operating losses in each year since our founding in 1989 and expect to continue to incur net losses for the foreseeable future. We incurred a net loss of approximately $6.3 million for the quarter ended March 31, 1999 and additional non-cash expense of $2.3 million incurred in connection with the issuance of the Control Notice to holders of Series D Preferred Stock. As of March 31, 1999, our accumulated deficit was approximately $159 million.

      If we are to become and remain profitable, we will need to, among other things, generate product revenues. We have not generated any product sales to date. We have changed the direction of our operations and are pursuing a new business model in the botanical dietary supplement industry. Our botanical dietary supplement products are being prepared for commercial introduction. In order to generate revenues or profits, we must successfully market these products or enter into collaborative agreements with others who can successfully market them. Even if our products are introduced, they may not achieve market acceptance or we may not achieve profitability.

      Our pharmaceutical product candidates and compounds are still in the research and development stage and we have ceased all our pharmaceutical operations. In order to generate revenues from these products, we must out-license these product candidates. It is possible that our out-licensing efforts may not be successful, and that we or our licensees may not obtain required regulatory approvals. Even if our product candidates are developed and introduced, they may not be successfully marketed and may not achieve market acceptance or we may not achieve profitability.

The ownership interests of our common stockholders will be substantially reduced by future issuances of stock upon exercises and conversions of currently outstanding options, warrants and preferred stock

      We currently have outstanding many securities that are convertible into shares of common stock. The holders of common stock will be diluted upon the exercise of outstanding options and warrants and upon conversion of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock. The Series D Preferred Stock is currently convertible into common stock at a price equal to 72% of the market price of the common stock, and commencing in August 1999, the Series C Preferred Stock will be convertible at a price equal to 85% of the market price of the common stock and may be freely resold on the market. The common stock issued upon conversion of the Series C and Series D Preferred Stock will substantially dilute the common stock and will likely depress the price of the common stock if large amounts are offered for sale in the open market. In our proposed rights offering, we intend to sell up to 7,500,000 shares of Series R Convertible Preferred Stock that will be convertible into shares of common stock at an effective per share price of 10% of the market price of the common stock. Any issuances of Series R Preferred Stock will therefore substantially dilute holders of common stock who do not participate. In addition, assuming the completion of the rights offering, there will be outstanding warrants to purchase 548,344 shares of Series R Preferred Stock. The exercise of these warrants and the sales of common stock underlying the Series R Preferred Stock will also dilute the common stock.

We have no experience in the business of botanical dietary supplements and may not be successful in transitioning into this new business

      We are in the process of transitioning our operations from pharmaceutical product development to botanical dietary supplement development and commercialization. We have no experience in this new industry segment and must create a new business model. Some skills and relationships developed over time may not be transferable to our new business. While we have been working with natural products since our inception, we have no prior experience manufacturing or marketing dietary supplements. We may not be successful in these activities.

      Our botanical products are at various stages of development, ranging from initial research to final formulation. We will need to conduct additional research and development to move our product candidates toward commercialization. Our research and development efforts on potential products may not lead to development of products that we can successfully commercialize. In addition, we may not be able to produce our products in commercial quantities at acceptable costs, or to market and sell our products successfully. Our products may also prove to have undesirable or unintended side effects that may prevent or limit their commercial use. Accordingly, we may curtail, redirect, suspend or eliminate our product development or commercialization at any time.

The failure or loss of third parties on which we rely to manufacture our products and to perform other services could adversely affect our future operations and financial results

      We currently produce products only in pilot scale quantities and do not have the staff or facilities necessary to manufacture products in commercial quantities. Therefore, we must rely on collaborative partners or third party manufacturing facilities. We may not be successful in entering into third party manufacturing arrangements on acceptable terms, if at all. In addition, should we or our third party manufacturers encounter delays or difficulties in producing, packaging and distributing our finished products, our clinical trials and market introduction and subsequent sales of our products could be adversely affected.

      Contract manufacturers must conform to certain Good Manufacturing Practices regulations for foods on an ongoing basis. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver products on a timely and competitive basis. If we are required to manufacture our own products, we will be required to build or purchase a manufacturing facility, will be subject to manufacturing requirements and to similar risks regarding delays or difficulties encountered in manufacturing any such products, and we will require substantial additional capital. We may be unable to manufacture any such products successfully or in a cost-effective manner.

We have only a limited marketing staff and may be unable to launch our products in the marketplace

      We currently have minimal marketing staff. If we are unable to successfully establish, execute and finance a complete marketing plan, we may not achieve a successful product entry into the marketplace. Such failure would have a material adverse effect on our business, financial condition and results of operations.

Our success will depend on entering into strategic partnership relationships

      Our ability to develop, commercialize, market and sell our botanical supplement products will depend on our entering into strategic partner relationships. We are currently searching for strategic partners for development and commercialization. Our success in the botanicals market depends in part upon our ability to attract, retain and motivate key strategic partners in each major sales and distribution channel. We may not be successful in negotiating or entering into such agreements on terms favorable to us, or at all, and any agreement, if entered into, may be unsuccessful. We may never derive any significant revenues from any of our existing or future collaborations.

      We also intend to seek collaborative agreements to develop and commercialize our pharmaceutical product candidates. We may not be successful in negotiating or entering into such agreements on terms favorable to us or at all, and any agreement, if entered into, may be unsuccessful.


We may incur costs in connection with the termination of prior research and development agreement

      The research and development efforts in our discontinued diabetes program were dependent upon arrangements with Lipha/Merck. We are currently in negotiations with Lipha/Merck for the discontinuation of their research agreement. Lipha/Merck will make no further research payments, and may have a claim against Shaman in connection with the termination of the agreement. We may never derive any significant revenues from any of our existing or future collaborations and may incur a loss in connection with the termination of existing collaborations.

We are subject to intense competition in the botanical dietary supplement industry

      The dietary supplement business is highly competitive and is characterized by short product life cycles, significant pressure on pricing and heavy commitment of marketing resources. Many of our existing competitors are substantially larger and have greater financial, research and development, production, marketing, sales and other resources than we do. Such companies offer a variety of competitive products and services and much broader product lines. We face actual and potential competition not only from these established companies, but also from start-up companies developing and marketing new commercial products. Our failure to successfully compete for customers could adversely affect our future growth, revenues and profitability.

Government regulation

      The manufacturing, processing, formulating, packaging, labeling and advertising of our botanical dietary supplement products are subject to regulation in the United States by several federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various agencies of the states and localities where we will distribute and sell our products.

      The composition and labeling of dietary supplements is most actively regulated by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act. The FFDC Act has been revised in recent years by the Nutrition Labeling and Education Act of 1990 and by the Dietary Supplement Health and Education Act of 1994.

      Our botanical product candidates are generally regulated as dietary supplements under the 1994 Dietary Supplement Health and Education Act, and are, therefore, generally not subject to pre-market approval by the FDA. However, these product candidates are subject to FDA regulation, particularly relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed in the United States before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Currently, we are only pursuing products that are old dietary ingredients and are therefore not subject to this procedure. Further, if we make statements about a supplement's effects on the structure or function of the body, we must, among other things, substantiate that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and we must manufacture our supplements in accordance with current Good Manufacturing Practices regulations for foods. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Our failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecution.

      In March 1999, new FDA regulations governing the labeling of dietary supplements took effect. The new rules require that information such as the complete list of ingredients and levels of vitamins and minerals be included on product labels. While in our judgment these regulatory changes are generally favorable to the dietary supplements industry, in the future we may be subject to additional laws or regulations that could have an adverse effect on the industry and on our business. In addition, existing laws and regulations may be repealed and applicable regulatory authorities may interpret them stringently or unfavorably.

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

Environmental regulation

      In connection with our research and development activities and manufacturing of materials, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe we comply with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research, development, and manufacturing activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials completely. In the event of an accident, we could be held liable for any resulting damages. Although we have secured insurance to mitigate such expense, any such liability could exceed our insurance coverage and resources. Such liability could have a material adverse effect on our business, financial condition and results of operations.

Product liability claims asserted against us in the future could adversely affect our business

      Our business exposes us to potential product liability risks that are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical and dietary supplement products. Product liability insurance for the pharmaceutical and dietary supplement industries generally is expensive. Our present product liability insurance coverage, which includes coverage for acts by third parties, including manufacturers of our product candidates, may not be adequate. We will also need to increase our insurance coverage as we further develop our products, and we may be unable to obtain adequate insurance coverage against all potential claims at a reasonable cost. Some of our development and manufacturing agreements contain insurance and indemnification provisions pursuant to which we could be held accountable for certain occurrences. If we are subject to product liability claims for which we have inadequate insurance we could suffer a material adverse effect on our business, financial condition and results of operations.

Negative publicity regarding the safety or quality of our products could adversely impact our business

      Because we depend on consumers' perception of the safety and quality of our products as well as similar products distributed by other companies (which may not adhere to the same quality standards as ours), if our products or a competitor's similar products were asserted to be harmful to consumers, our business could be adversely affected by that negative publicity. In addition, because we depend on perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to use our products as we suggest, other misuse or abuse of our products or any similar products distributed by other companies could affect the market acceptance of our products and materially adversely affect our business.

      Furthermore, we believe the recent growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain dietary supplements and other nutritional products. This research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and in the future scientific results and media attention may contain unfavorable or inconsistent findings that could have a material adverse effect on our business.


Our dependence on raw plant material from Latin and South America, Africa and Asia makes us particularly susceptible to the risks of interruptions in our supplies

      We currently import all of the plant materials for our products from countries in Latin and South America, Africa and Southeast Asia. We are dependent upon a supply of raw plant material to make our products. We do not have formal agreements in place with all of our suppliers. Continued source of plant supply risks include:

         *  unexpected changes in regulatory requirements,
         *  exchange rates, tariffs and barriers,
         *  difficulties in coordinating and managing foreign operations,
         *  political instability, and
         *  potentially adverse tax consequences.

      Interruptions in supply or material increases in the cost of supply could have a material adverse effect on our business, financial condition and results of operations. If the prices of raw materials rise, we may not be able to raise prices quickly enough to offset the effect of these increased raw material costs, if at all.

      In addition, tropical rainforests and irreplaceable plant resources found only in such rainforests are currently threatened with destruction. The destruction of portions of the rainforests which contain the source material from which our current or future products are derived could materially and adversely affect our business, financial condition and results of operations.

The failure to protect our intellectual property rights could adversely impact our business

      Our success will be substantially dependent on our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. These means of protecting our proprietary rights may not be adequate. Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. We currently have 20 U.S. patents issued, 12 U.S. patent applications pending, and one international application filed. The pending patents may never be approved or issued. Any issued patents may not provide sufficiently broad protection or may not prove valid or enforceable in actions against alleged infringers. Others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, many foreign countries may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose Shaman to increased risks of commercialization in each foreign country in which we may sell products. We also depend on unpatented trade secrets. All of our employees have entered into confidentiality agreements. However, others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets, our trade secrets may be disclosed or we may be unable to effectively protect our rights to unpatented trade secrets. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, disputes also may arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

      We are currently in a dispute in Europe regarding a patent for our proanthocyanidin polymer composition (which covers the active ingredient in SP-303/Provir). The European Patent Office, the French Patent Office, the German Patent Office and the Australian Patent Office have each granted a patent containing broad claims to proanthocyanidin polymer compositions (and methods of use of such compositions), which are similar to our specific composition, to Leon Cariel and the Institut des Substances Vegetales. The effective filing date of these patents is prior to the effective filing date of our foreign pending patent application in Europe. Certain of the foreign patents have been granted in jurisdictions where examination is not rigorous. We have instituted an Opposition in the European Patent Office against granted European Patent No. 472531 owned by Leon Cariel and Institut des Substances Vegetales. We believe that the granted claims are invalid and intend to vigorously prosecute the Opposition. In the United States, the Patent and Trademark Office awarded judgment to Shaman in an Interference regarding this patent dispute.

      We may be unsuccessful in having the granted European patent revoked or the claims sufficiently narrowed so that our proanthocyanidin polymer composition and methods of use are not potentially covered. The holders of the granted European patent may assert against us claims relating to this patent. If they are successful, we may not be able to obtain a license to this patent at all, or at reasonable cost, or be able to develop or obtain alternative technology to use in Europe or elsewhere. If we cannot obtain licenses to the patent, we may not be able to introduce or sell our SP-303/Provir product in Europe. The earlier effective filing date of this patent could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications in Europe or elsewhere.

We may be subject to infringement claims by third parties

      The pharmaceutical industry and, to a lesser extent, the dietary supplement industry, is subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in these industries have numerous patents that protect their intellectual property rights in these areas. Third parties may assert claims against us with respect to our existing and future products. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, among other requirements, we could be required to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in developing non-infringing technology or in obtaining a license to use the technology on commercially reasonable terms.

We have no experience in marketing products over the Internet and may not succeed

      We intend to market our first product, SB-300, directly to consumers through the Internet on our web site. We have no experience in marketing any product on the Internet, and we have no market visibility or brand name awareness on the Internet. Although Internet sites marketing dietary supplements do exist, the Internet may never develop as a strong or viable marketing and distribution channel for dietary supplements. We may not be successful in using the Internet as a direct marketing and distribution channel for our products.

The failure of third party internet access providers to keep our web site operational could adversely affect our business

      We will rely entirely or in part on third parties to provide us with access to the Internet and to enable commerce over our web site, including providing adequate security of information provided over the web site. Any failure by such third party providers to provide uninterrupted access by our customers to our web site and to ensure that commerce can be conducted on our web site could have a material adverse effect on our business, financial condition and results of operations.

We will only be able to execute our business plan if internet usage grows

      The success of our first product launch and a portion of our future business is highly dependent on the adoption of the Internet as a widely-used medium for commercial activities, including advertising, direct marketing and other commerce. The Internet market is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of entrants that are introducing or developing competing products and services. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. However, the Internet infrastructure may not be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Moreover, critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility and quality of service, remain unresolved. Such issues may negatively affect the growth of Internet use or the attractiveness of commerce and communication on the Internet. Our business, financial condition and operating results will be materially adversely affected if critical issues concerning the commercial use of the Internet are not favorably resolved, the necessary infrastructure is not developed, or the Internet does not become a viable commercial marketplace.

Failure of the web infrastructure would harm our business

      The success of our first product launch and a portion of our future business will substantially depend, among other things, upon the continued expansion and maintenance of the web infrastructure as a reliable network backbone. This requires the necessary speed, capacity, security, and timely development of enabling products such as high speed modems, for providing reliable web access and services. We do not know whether the web infrastructure will continue to be able to support the growing demands placed upon it as the web continues to grow in terms of the number of users, the frequency of users and the increased bandwidth requirements. The performance or reliability of the web could be adversely affected by these demands. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet could also result in slower response times and adversely affect usage of the web. The web has experienced a number of outages and other delays due to damage to portions of its web infrastructure. Any such outages or any other failure of the Internet infrastructure to effectively support the expected growth could delay the growth of the Internet and adversely affect our business.

On-line security breaches could harm our business

      A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We plan to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information to and from our web site. It is possible that advances in computer capabilities, new discoveries or other developments will result in a compromise or breach of the algorithms that we select for this purpose. This could have a material adverse effect on our business, results of operations and financial condition.

      We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. The public's concern over the security of Internet transactions and the privacy of users may also inhibit the growth of the web as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may not be sufficient to prevent security breaches, and the failure to prevent such security breaches could have a material adverse effect on our business, results of operations and financial condition.

Legal and regulatory uncertainties regarding the Internet could harm our business

      There is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, pricing and quality of products and services. The growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on conducting business online. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, increase our cost of doing business or otherwise have a material adverse effect on our business, operations and financial condition. In addition, since we expect that our products will be available over the Internet in multiple states, and as we expect to have consumers residing in such states, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state. We are currently qualified to do business only in California, and failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Our executive officers and key personnel are critical to our business and may not remain with Shaman in the future

      Our success depends in large part upon the continued contributions of our key senior management. Our future performance also depends on our ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and we may be unable to continue to attract, assimilate or retain other highly qualified technical and management personnel in the future. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could have a material adverse effect on our business, financial condition and results of operations.

Potential Year 2000 computer software problems could adversely impact future operations

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

      Based on recent assessments, we have determined that we will be required to certify portions of our internal operating systems software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with modifications or replacements of existing software and certain hardware, the year 2000 issue can be mitigated. We believe that such modification and replacements are not significant, and should such modification and replacements be delayed there would be no material impact on our operations. We cannot, however, be certain that we have identified all of the potential risks to our business that could result from matters related to the year 2000.

     We are approximately 85% complete with the assessment of all internal systems that could be significantly affected by the Year 2000. To date, all assessments have been preformed by our employees, therefore, we have not incurred any costs related to this assessment project. We estimate that upgrades for those systems not in compliance will total approximately $200,000. After the assessment phase is completed, we will have to purchase, install and test the upgrades to ensure they meet internal Year 2000 compliance. We expect to complete our internal Year 2000 readiness program in the third quarter of 1999. We are also in the process of asking our significant suppliers and subcontractors that do not share information systems with us (external agents) whether their systems are Year 2000 compliant. To date, we are not aware of any external agent with a Year 2000 Issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

      We currently have no contingency plans in place in the event we do not complete all phases of our year 2000 program. We plan to evaluate the status of completion in the second quarter of 1999 and determine whether such a plan is necessary.

The recent delisting from the Nasdaq National Market may reduce the liquidity and marketability of our stock and may depress the market price of our stock

      On February 2, 1999, Nasdaq delisted our common stock from The Nasdaq National Market and moved our stock to the National Association of Securities Dealers, Inc.'s OTC Bulletin Board. Although our securities are included on the OTC Bulletin Board, there can be no assurance that a regular trading market for the securities will be sustained in the future. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain. The reduced liquidity of our stock and the reduced public access to quotations for our stock could depress the market price of our stock.

"Penny Stock" regulations may impose restrictions on marketability of our stock

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

Our stock price has been and may continue to be highly volatile

      The price of our common stock has been particularly volatile and will likely continue to fluctuate in the future. Announcements of technological innovations, regulatory matters or new commercial products by us or our competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential product results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical or dietary supplement products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of our common stock. In addition, from time to time, the stock market experiences significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. The market price of our common stock, like the stock prices of many publicly traded smaller companies, has been and may continue to be highly volatile.

Anti-takeover Provisions in our Charter Documents and Delaware law may inhibit potential acquisition bids for Shaman, which may adversely affect the market price of our common stock and the voting rights of the holders of the common stock

      Certain provisions of our charter documents and Delaware law make it more difficult for a third party to acquire, and may discourage a third party from attempting to acquire, us, even if a change in control would be beneficial to our stockholders. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of the common stock. The provisions include the division of our board of directors into two separate classes, the ability of the board to elect directors to fill vacancies created by an expansion of the board, the power of the board to amend our bylaws, and the requirement that at least 66 2/3% of the outstanding shares are required to call a special meeting of stockholders. Assuming the stockholders approve the amendment to our certificate of incorporation that are described in our proxy statement for the annual stockholders meeting to be held on June 11, 1999, our board will also have the authority to issue up to 11,393,715 additional shares of preferred stock, which includes 10,000,000 shares of Series R Preferred Stock that may be issued in our proposed rights offering and pursuant to exercise of warrants to purchase Series R Preferred Stock and to fix the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of the outstanding voting stock. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving Shaman, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

PART II    OTHER INFORMATION


Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) A Special Meeting of Stockholders of Shaman Pharmaceuticals, Inc. was held on February 1, 1999.

           (b) The matters voted upon at the meeting and voting of the stockholders with respect thereto are as follows:

                (i) To approve an amendment and restatement to our Amended and Restated Certificate of Incorporation to (a) increase the number of authorized shares of our Common Stock thereunder from 40,000,000 shares to 70,0000,000 shares and (b) increase the number of authorized shares of our Preferred Stock by 1,000,000 shares, from 1,000,000 to 2,000,000 shares (This proposal was adjourned to March 8, 1999 at the February 1, 1999 Special Meeting of Stockholders.)

                For:     15,597,501           Against:   3,725,813
                Abstain:    178,311

                (ii) To approve an amendment to our 1992 Stock Option Plan (the "1992 Plan") to increase the maximum number of shares of our Common Stock authorized for issuance under the 1992 Plan by an additional 2,000,000 shares and change the limitation on the maximum number of shares for which any one individual may be granted stock options and separately exercisable stock appreciation rights under the Plan from 750,000 shares over the term of the 1992 Plan to 2,500,000 shares per calendar year.

                For:     11,394,957           Against:   3,836,201
                Abstain:    440,538


                (iii) To approve the option grant for 1,500,000 shares of our Common Stock made from the 1992 Plan to Lisa A. Conte, our President and Chief Executive Officer, on September 18, 1998 with an exercise price of $1.281 per share.

                For:     10,465,149           Against:   4,690,194
                Abstain:    516,353


Item 5.    Other information

           On April 5, 1999, we entered into a credit facility and note purchase agreement with certain investors, stockholders, key executives and members of the board of directors (the "Credit Agreement"), pursuant to which we may borrow approximately $1.0 million at any time commencing on May 14, 1999 and until the earlier of the completion of a registered public offering of our equity securities, or September 1, 1999 (the "Convertible Promissory Notes"). The Convertible Promissory Notes will be due and payable on the earlier of (i) 30 days subsequent to the completion of the public offering, or (ii) December 31, 1999. Interest on the Convertible Promissory Notes will accrue at an annual rate of 12%. The Convertible Promissory Notes, when issued, will be secured by certain assets of our company and will be convertible into shares of the class and series of equity securities offered by us in the first registered public offering effected by us after the date of the Credit Agreement, or into common stock if no such offering occurs prior to December 31, 1999. In connection with the Credit Agreement, we issued warrants to purchase shares of the same class and series of equity securities as those into which the debt is convertible. The number of shares subject to these warrants is equal to 50% of the debt amount divided by the per share sale price of the shares sold in the public offering. These warrants are exercisable, on a cashless basis, commencing on April 5, 1999, and through the third anniversary date of the public offering. The conversion price of the Convertible Promissory Notes and the exercise price of the warrants is equal to the per share offering price in the public offering. If a public offering is not completed prior to December 31, 1999, then the conversion price of the Convertible Promissory Notes and the exercise price of the warrants will be the lower of $0.05 per share of our common stock, or 1/3 of the five-day weighted average trading price of our common stock for the period ending three trading days prior to conversion or exercise.

     In April 1999, we entered into an amendment agreement with an existing lender to permit the issuance by us of the Convertible Promissory Notes. In connection with the amendment, we issued a warrant to purchase shares of the class and series of equity securities offered by us in the first registered public offering effected by us after the date of the loan amendment, or into common stock if no such offering occurs prior to December 31, 1999. The number of shares subject to these warrants is equal to $592,685 divided by the per share sale price of the shares sold in the above offering. This warrant is exercisable, on a cashless basis, commencing on April 30, 1999 and through the seventh anniversary date of the earlier to occur of (i) December 31, 1999, or
(ii) the date of the above offering. The per share exercise price will be equal to the per share offering price of the above offering, or, if no offering is completed by December 31, 1999, then the lower of $0.05 per share of our common stock, or 1/3 of the five-day weighted average trading price of our common stock for the period ending three trading days prior to conversion or exercise.

      In May 1999, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed rights offering. We intend to sell up to 7,500,000 shares of our Series R Convertible Preferred Stock at $2.00 per share to all persons who are owners of our common stock on the record date for the offering, which is anticipated to be immediately prior to the effective date of the registration statement and the commencement of the rights offering. Each share of Series R Preferred Stock will automatically convert on February 1, 2000 into shares of common stock at a conversion price equal to the lesser of (i) 10% of the average closing sales price of our common stock as reported on the OTC Bulletin Board for the 10 trading days ending three trading days prior to the effective date, or (ii) 10% of the average closing sales price of our common stock for the 10 trading days ending three trading days prior to February 1, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit No.    Description
        -----------    -----------------------------------------------------

           4.1 Form of Warrant, dated April 5, 1999, issued to certain investors of the Registrant.

           4.2 Form of Warrant, dated April 30, 1999, issued to MMC/GATX Partnership No. 1.

          10.30C Amendment No. 2 to Loan and Security Agreement, dated as of April 30, 1999, by and between the Registrant and MMC/GATX Partnership No.1.

          10.47 Form of Credit Facility and Note Purchase Agreement, dated as of April 5, 1999, by and between the Registrant and the Investors named therein.

          10.47A Amendment No. 1 to Form of Credit Facility and Note Purchase Agreement, dated as of April 13, 1999, by and between the Registrant and the Investors named in the Credit Facility and Note Purchase Agreement.

          10.47B Amendment No. 2 to Form of Credit Facility and Note Purchase Agreement, dated as of April 30, 1999, by and between the Registrant and the Investors named in the Credit Facility and Note Purchase Agreement.

          27           Financial Data Schedule


(b) Current reports on Form 8-K that were filed during the quarter ended March 31, 1999.

        A current report on Form 8-K was filed on January 11, 1999, regarding the resignation of Ms. Stephanie Diaz, Vice President, Chief Financial Officer, effective on January 4, 1999.

------------------------------------------------

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1999


                               SHAMAN PHARMACEUTICALS, INC.
                                      (Registrant)



                               /s/   Lisa A. Conte
                               _____________________________________________
                               Lisa A. Conte
                               President , Chief Executive Officer and Chief Financial Officer
                               (on behalf of the Company and as principal
                               executive officer and principal financial
                               officer)

                                                                  EXHIBIT 4.1

                                 FORM OF WARRANT


THIS WARRANT AND THE SECURITIES  ISSUABLE UPON THE EXERCISE HEREOF HAVE NOT
BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, HYPOTHECATED, OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACT.


                          SHAMAN PHARMACEUTICALS, INC.
                   WARRANT TO PURCHASE SHARES OF COMMON STOCK


No. __

April 5, 1999

           This Warrant is issued to the Holder named on the signature page hereof (the "Holder") by Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Company"), pursuant to the terms and conditions of the Note Purchase Agreement (as defined below) and in connection with the Company's issuance to the holder of this Warrant of a Secured Convertible Promissory Note (the "Note"), for the principal amount set forth on the signature page hereof (the "Original Principal").

           1.   Definitions

           (a) "Offering" shall mean the first equity offering by the Company of its securities in a primary registered public offering of such equity securities.

           (b) "Shares" shall mean that class and series of equity securities offered by the Company in the Offering, or, in the event the Company has not conducted any qualifying Offering on or before December 31, 1999, then shares of the Company's Common Stock.

           (c) "Exercise Price" shall mean the per share price at which Shares are sold in the Offering, or, in the event the Company has not conducted any qualifying Offering on or before December 31, 1999, then a price equal to the lower of (i) $0.05 per share (which price shall be subject to adjustment from time to time as set forth in Section 9 below) or (ii) ) or one-third of the five trading day weighted average trading price of the Common Stock for the period ending three (3) days prior to the date of exercise.

           (d) "Original Principal" shall mean the principal amount of the Convertible Secured Promissory Note of the Company issued to the holder contemporaneously with the issuance of this Warrant, all pursuant to that certain Credit Facility and Note Purchase Agreement (the "Note Purchase Agreement") between the Company and certain Investors (including the Holder) dated as of April 5, 1999.

           2. Purchase of Shares. Subject to the terms and conditions hereinafter set forth, the holder of this Warrant is entitled, upon surrender of this Warrant at the principal office of the Company (or at such other place as the Company shall notify the holder hereof in writing), to purchase from the Company at any time after the completion of the Offering (or, if the Offering has not been consummated by December 31, 1999, then as of December 31, 1999) at the Exercise Price up to such number of Shares as equals fifty percent (50%) of the Original Principal divided by the per share sale price of the Shares (subject to the provisions set forth below). The Shares shall also be subject to adjustment pursuant to Section 9 hereof. The Company shall notify the Holder of the completion of the Offering on the date the Offering is completed.

           3. Purchase Price. The purchase price per share for the Shares shall be the Exercise Price.

           4. Exercise Period.  This Warrant is exercisable from the earlier of
(i) the date of consummation of the Offering or (ii) December 31, 1999, and until seven (7) years from such date; provided, however, that in the event of
(a) the sale of all or substantially all the assets of the Company, or (b) the merger of the Company into or consolidation with any other entity, this Warrant shall, on the date of the consummation of such event, no longer be exercisable and shall become null and void; provided, however, that in the event the consideration received upon the consummation of a transaction described in (a) or (b) above is securities of another corporation, then this Warrant shall remain in effect and shall be exercisable at a price and for that number of securities of the acquiror for which the maximum number of securities issuable hereunder at such time would have otherwise been exchangeable had this Warrant been exercised immediately prior to the consummation of such transaction; and provided further, however, that if a transaction in (a) or (b) above occurs prior to December 31, 1999, this Warrant shall become exercisable in full as provided in the following sentence, if this Warrant is not at that time exercisable pursuant to this Section 4. In the event of a proposed transaction of the kind described above, the Company shall notify the holder of the Warrant at least fifteen (15) days prior to the consummation of such event or transaction and, notwithstanding anything to the contrary above, this Warrant shall be exercisable during such fifteen (15) day period, and any such exercise may be made contingent by the Holder upon the completion of such event or transaction. This warrant may be exercised in part, provided, however, that no partial exercise shall be permitted for any less than 10,000 Shares.

           5. Method of Exercise. While this Warrant remains outstanding and exercisable in accordance with Section 4 above, the holder may exercise, in whole or in part, the purchase rights evidenced hereby. Such exercise shall be effected by:

                (i) the surrender of the Warrant, together with a duly executed copy of the form of subscription attached hereto, to the Secretary of the Company at its principal offices; and

                (ii) the payment to the Company of an amount equal to the aggregate Exercise Price for the number of Shares being purchased.

           6. Net Exercise. In lieu of cash exercising this Warrant, the holder of this Warrant may elect to receive shares of the Company's Common stock equal to the value of this Warrant (or the portion thereof being canceled) by surrender of this Warrant at the principal office of the Company together with notice of such election, in which event the Company shall issue to the holder hereof a number of the shares of its Common Stock computed using the following formula:

                          X    =    Y (A - B)
                                   ----------
                                       A
Where

           X    =    The number of shares of Common Stock of the Company to be
                     issued to the Holder upon such exercise.

           Y    =    The number of shares of the Common Stock of the Company
                     into which the Shares being purchased through net exercise are then convertible (or which then constitutes such
                     Shares).
           A    =    The fair market value of one share of the Company's
                     Common Stock (as determined below).
           B    =    The Exercise Price (as adjusted to reflect an equivalent
                     number of shares of Common stock on the date of such calculations).

           For purposes of this Paragraph 6, the fair market value shall be the weighted average ten (10) day closing bid price of the Company's Common Stock for the period ending three (3) days prior to exercise.

           7. Certificates for Shares. Upon the exercise of the purchase rights evidenced by this Warrant, one or more certificates for the number of Shares so purchased shall be issued as soon as practicable thereafter, and in any event within fifteen (15) days of the delivery of the subscription notice.

           8. Issuance of Shares. The Company covenants that it shall use its best efforts to keep authorized and have reserved for issuance hereunder such number of Shares and shares of Common Stock as shall be sufficient to allow the Holder to exercise this Warrant in full. The Company further covenants that the Shares, when issued pursuant to the exercise of this Warrant, will be duly and validly issued, fully-paid and non-assessable and free from all taxes, liens, and charges with respect to the issuance thereof (except for any applicable transfer taxes, which shall be paid by the holder of this Warrant).

           9. Adjustment of Exercise Price and Number of Shares. The number of and kind of securities purchasable upon exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time as follows:

                (a) Subdivisions, Combinations and Other Issuances. If the Company shall at any time prior to the expiration of this Warrant subdivide the class of securities then constituting Shares, by split-up or otherwise, or combine the equity securities constituting shares, or issue additional Shares or shares of its Common Stock as a dividend with respect to any of the Shares, the number of Shares issuable on the exercise of this Warrant shall forthwith be proportionately increased in the case of a subdivision or stock dividend, or proportionately decreased in the case of a combination. Appropriate adjustments shall also be made to the purchase price payable per Share, but the aggregate purchase price payable for the total number of Shares purchasable upon exercise of the then exercised portion of this Warrant (as adjusted) shall remain the same. Any adjustment under this Section 9(a) shall become effective as of the record date of such subdivision, combination or dividend, or in the event that no record date is fixed, upon the making of such subdivision, combination or dividend.

                (b) Reclassification, Reorganization and Consolidation. In case of any reclassification, capital reorganization, or change in the class of equity securities constituting the Shares (other than as a result of a subdivision, combination, or stock dividend provided for in Section 9(a) above), then, as a condition of such reclassification, reorganization, or change, lawful provision shall be made, and duly executed documents evidencing the same from the Company or its successor shall be delivered to the holder of this Warrant, so that the holder of this Warrant shall have the right at any time prior to the expiration of this Warrant to purchase, at a total price equal to that payable upon the exercise of the unexercised portion of this Warrant, the kind and amount of shares of stock and other securities and property receivable in connection with such reclassification, reorganization, or change by a holder of the same number of Shares as were purchasable by the holder of this Warrant immediately prior to such reclassification, reorganization, or change. In any such case appropriate provisions shall be made with respect to the rights and interest of the holder of this Warrant so that the provisions hereof shall thereafter be applicable with respect to any shares of stock or other securities and property deliverable upon exercise hereof, and appropriate adjustments shall be made to the purchase price per share payable hereunder, provided the aggregate purchase price shall remain the same.

                (c) Notice of Adjustment. When any adjustment is required to be made in the number or kind of shares purchasable upon exercise of the Warrant, or in the Exercise Price, the Company shall within fifteen (15) days after such adjustment notify the holder of such event and of the number of shares of the Shares or other securities or property thereafter purchasable upon exercise of this Warrant; provided, however, that nothing in this Section 9(c) shall relieve the Company of its obligation to notify the Holder as provided in section 4 above.

           10. No Fractional Shares or Scrip.    No fractional shares or scrip
representing fractional shares shall be issued upon the exercise of this Warrant, instead, the Company shall round all fractions up to the nearest whole share.

           11. No Stockholder Rights. Prior to exercise of this Warrant, the holder shall not be entitled to any rights of a stockholder with respect to the Shares, including (without limitation) the right to vote such Shares, receive dividends or other distributions thereon, exercise preemptive rights or be notified of stockholder meetings, and the holder, as such, shall not be entitled to any notice or other communication concerning the business or affairs of the Company.

           12. Successors and Assigns. The terms and provisions of this Warrant shall inure to the benefit of, and be binding upon, the Company and its successors. The Company may not assign its obligations under this Warrant, except to an entity succeeding to substantially all of the business or assets of the Company. This Warrant is not transferable by Holder except by operation of law. Any purported transfer hereof (other than by operation of law) shall be null and void and the Company is hereby expressly authorized to instruct its transfer agent (which may be the Company itself) to not honor any such purported transfer.

           13. Amendments and Waivers. Any term of this Warrant may be amended and the observance of any term of this Warrant may be waived (either generally or in a particular instance and either retroactively or prospectively), with the written consent of the Company and the Holder of this Warrant. Any waiver or amendment effected in accordance with this Section shall be binding upon the holder of this Warrant and the Company.

           14. Governing Law. This Warrant shall be governed by the laws of the State of California as applied to agreements among California residents made and to be performed entirely within the State of California.

                                  The Company has caused this Warrant to be duly executed by one of its officers thereunto duly authorized as of the date first set forth above.

                                  SHAMAN PHARMACEUTICALS, INC., a Delaware corporation



                                  By:/s/  Lisa A. Conte
                                     ___________________
                                     Lisa A. Conte
                                     President & CEO



Name of Holder: Each Investor
               ______________________________________

Principal Amount of Note:____________________________

                                  SUBSCRIPTION

                          Shaman Pharmaceuticals, Inc.
                         Attention: Corporate Secretary


                     1. The undersigned hereby elects to purchase, pursuant to the provisions of the Warrant to Purchase Shares of Common Stock (or other securities) issued by Shaman Pharmaceuticals, Inc. and held by the undersigned, the Shares. Payment of the exercise price per share required under such Warrant accompanies this Subscription.

                     1. The undersigned hereby elects to receive shares of Common Stock equal to the value of this Warrant in the manner specified in
Section 5 of the Warrant.

                  [STRIKE PARAGRAPH ABOVE THAT DOES NOT APPLY]

                     2. The undersigned hereby represents and warrants that the undersigned is acquiring such shares for its own account for investment purposes only, and not for resale or with a view to distribution of such shares or any part thereof.



                                   WARRANTHOLDER:


                                   By:

                                   Address:________________________________

                                           ________________________________

                                   Date:___________________________________


                                   Name in which shares should be registered:

                                   ________________________________________

                                                                  EXHIBIT 4.2

                                 FORM OF WARRANT


THIS WARRANT AND THE SECURITIES  ISSUABLE UPON THE EXERCISE HEREOF HAVE NOT
BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, HYPOTHECATED, OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACT.

                          SHAMAN PHARMACEUTICALS, INC.
                   WARRANT TO PURCHASE SHARES OF COMMON STOCK

April 30, 1999

           This Warrant is issued to the Holder named on the signature page hereof (the "Holder") by Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Company"), pursuant to the terms and conditions of the Second Amendment to Loan and Security Agreement dated as of April 30, 1999.

           1.   Definitions

           (a) "Offering" shall mean the first equity offering after the date hereof by the Company of its securities in a primary registered public offering of such equity securities.

           (b) "Shares" shall mean that class and series of equity securities offered by the Company in the Offering, or, in the event the Company has not conducted any qualifying Offering on or before December 31, 1999, then shares of the Company's Common Stock.

           (c) "Exercise Price" shall mean the per share price at which Shares are sold in the Offering, or, in the event the Company has not conducted any qualifying Offering on or before December 31, 1999, then a price equal to the lower of (i) $0.05 per share (which price shall be subject to adjustment from time to time as set forth in Section 9 below) or (ii) ) or one-third of the five trading day weighted average trading price of the Common Stock for the period ending three (3) days prior to the date of exercise.

           2. Purchase of Shares. Subject to the terms and conditions hereinafter set forth, the holder of this Warrant is entitled, upon surrender of this Warrant at the principal office of the Company (or at such other place as the Company shall notify the holder hereof in writing), to purchase from the Company at any time after the completion of the Offering (or, if the Offering has not been consummated by December 31, 1999, then as of December 31, 1999) at the Exercise Price up to such number of Shares as equals $592,684.85 divided by the per share sale price of the Shares (subject to the provisions set forth below). The Shares shall also be subject to adjustment pursuant to Section 9 hereof. The Company shall notify the Holder of the completion of the Offering on the date the Offering is completed.

           3. Purchase Price. The purchase price per share for the Shares shall be the Exercise Price.

           4. Exercise Period.  This Warrant is exercisable from the earlier of
(i) the date of consummation of the Offering or (ii) December 31, 1999, and until seven (7) years from such date; provided, however, that in the event of
(a) the sale of all or substantially all the assets of the Company, or (b) the merger of the Company into or consolidation with any other entity, this Warrant shall, on the date of the consummation of such event, no longer be exercisable and shall become null and void; provided, however, that in the event the consideration received upon the consummation of a transaction described in (a) or (b) above is securities of another corporation, then this Warrant shall remain in effect and shall be exercisable at a price and for that number of securities of the acquiror for which the maximum number of securities issuable hereunder at such time would have otherwise been exchangeable had this Warrant been exercised immediately prior to the consummation of such transaction; and provided further, however, that if a transaction in (a) or (b) above occurs prior to December 31, 1999, this Warrant shall become exercisable in full as provided in the following sentence, if this Warrant is not at that time exercisable pursuant to this Section 4. In the event of a proposed transaction of the kind described above, the Company shall notify the holder of the Warrant at least fifteen (15) days prior to the consummation of such event or transaction and, notwithstanding anything to the contrary above, this Warrant shall be exercisable during such fifteen (15) day period, and any such exercise may be made contingent by the Holder upon the completion of such event or transaction. This warrant may be exercised in part, provided, however, that no partial exercise shall be permitted for any less than 10,000 Shares.

           5. Method of Exercise. While this Warrant remains outstanding and exercisable in accordance with Section 4 above, the holder may exercise, in whole or in part, the purchase rights evidenced hereby. Such exercise shall be effected by:

                (i) the surrender of the Warrant, together with a duly executed copy of the form of subscription attached hereto, to the Secretary of the Company at its principal offices; and

                (ii) the payment to the Company of an amount equal to the aggregate Exercise Price for the number of Shares being purchased.

           6. Net Exercise. In lieu of cash exercising this Warrant, the holder of this Warrant may elect to receive shares of the Company's Common stock equal to the value of this Warrant (or the portion thereof being canceled) by surrender of this Warrant at the principal office of the Company together with notice of such election, in which event the Company shall issue to the holder hereof a number of the shares of its Common Stock computed using the following formula:

                          X    =    Y (A - B)
                                   ----------
                                       A
Where

           X    =    The number of shares of Common Stock of the Company to be
                     issued to the Holder upon such exercise.
           Y    =    The number of shares of the Common Stock of the Company
                     into which the Shares being purchased through net exercise are then convertible (or which then constitutes such
                     Shares).
           A    =    The fair market value of one share of the Company's
                     Common Stock (as determined below).

           B    =    The Exercise Price (as adjusted to reflect an equivalent
                     number of shares of Common stock on the date of such calculations).

           For purposes of this Paragraph 6, the fair market value shall be the weighted average ten (10) day closing bid price of the Company's Common Stock for the period ending three (3) days prior to exercise.

           7. Certificates for Shares. Upon the exercise of the purchase rights evidenced by this Warrant, one or more certificates for the number of Shares so purchased shall be issued as soon as practicable thereafter, and in any event within fifteen (15) days of the delivery of the subscription notice.

           8. Issuance of Shares. The Company covenants that it shall use its best efforts to keep authorized and have reserved for issuance hereunder such number of Shares and shares of Common Stock as shall be sufficient to allow the Holder to exercise this Warrant in full. The Company further covenants that the Shares, when issued pursuant to the exercise of this Warrant, will be duly and validly issued, fully-paid and non-assessable and free from all taxes, liens, and charges with respect to the issuance thereof (except for any applicable transfer taxes, which shall be paid by the holder of this Warrant).

           9. Adjustment of Exercise Price and Number of Shares. The number of and kind of securities purchasable upon exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time as follows:

                (a) Subdivisions, Combinations and Other Issuances. If the Company shall at any time prior to the expiration of this Warrant subdivide the class of securities then constituting Shares, by split-up or otherwise, or combine the equity securities constituting shares, or issue additional Shares or shares of its Common Stock as a dividend with respect to any of the Shares, the number of Shares issuable on the exercise of this Warrant shall forthwith be proportionately increased in the case of a subdivision or stock dividend, or proportionately decreased in the case of a combination. Appropriate adjustments shall also be made to the purchase price payable per Share, but the aggregate purchase price payable for the total number of Shares purchasable upon exercise of the then exercised portion of this Warrant (as adjusted) shall remain the same. Any adjustment under this Section 9(a) shall become effective as of the record date of such subdivision, combination or dividend, or in the event that no record date is fixed, upon the making of such subdivision, combination or dividend.

                (b) Reclassification, Reorganization and Consolidation. In case of any reclassification, capital reorganization, or change in the class of equity securities constituting the Shares (other than as a result of a subdivision, combination, or stock dividend provided for in Section 9(a) above), then, as a condition of such reclassification, reorganization, or change, lawful provision shall be made, and duly executed documents evidencing the same from the Company or its successor shall be delivered to the holder of this Warrant, so that the holder of this Warrant shall have the right at any time prior to the expiration of this Warrant to purchase, at a total price equal to that payable upon the exercise of the unexercised portion of this Warrant, the kind and amount of shares of stock and other securities and property receivable in connection with such reclassification, reorganization, or change by a holder of the same number of Shares as were purchasable by the holder of this Warrant immediately prior to such reclassification, reorganization, or change. In any such case appropriate provisions shall be made with respect to the rights and interest of the holder of this Warrant so that the provisions hereof shall thereafter be applicable with respect to any shares of stock or other securities and property deliverable upon exercise hereof, and appropriate adjustments shall be made to the purchase price per share payable hereunder, provided the aggregate purchase price shall remain the same.

                (c) Notice of Adjustment. When any adjustment is required to be made in the number or kind of shares purchasable upon exercise of the Warrant, or in the Exercise Price, the Company shall within fifteen (15) days after such adjustment notify the holder of such event and of the number of shares of the Shares or other securities or property thereafter purchasable upon exercise of this Warrant; provided, however, that nothing in this Section 9(c) shall relieve the Company of its obligation to notify the Holder as provided in section 4 above.

           10. No Fractional Shares or Scrip.    No fractional shares or scrip
representing fractional shares shall be issued upon the exercise of this Warrant, instead, the Company shall round all fractions up to the nearest whole share.

           11. No Stockholder Rights. Prior to exercise of this Warrant, the holder shall not be entitled to any rights of a stockholder with respect to the Shares, including (without limitation) the right to vote such Shares, receive dividends or other distributions thereon, exercise preemptive rights or be notified of stockholder meetings, and the holder, as such, shall not be entitled to any notice or other communication concerning the business or affairs of the Company.

           12. Successors and Assigns. The terms and provisions of this Warrant shall inure to the benefit of, and be binding upon, the Company and its successors. The Company may not assign its obligations under this Warrant, except to an entity succeeding to substantially all of the business or assets of the Company. This Warrant is not transferable by Holder except by operation of law. Any purported transfer hereof (other than by operation of law) shall be null and void and the Company is hereby expressly authorized to instruct its transfer agent (which may be the Company itself) to not honor any such purported transfer.

           13. Amendments and Waivers. Any term of this Warrant may be amended and the observance of any term of this Warrant may be waived (either generally or in a particular instance and either retroactively or prospectively), with the written consent of the Company and the Holder of this Warrant. Any waiver or amendment effected in accordance with this Section shall be binding upon the holder of this Warrant and the Company.

           14. Governing Law. This Warrant shall be governed by the laws of the State of California as applied to agreements among California residents made and to be performed entirely within the State of California.

                                  The Company has caused this Warrant to be duly executed by one of its officers thereunto duly authorized as of the date first set forth above.

                                  SHAMAN PHARMACEUTICALS, INC.,
                                  a Delaware corporation



                                  By:/s/ Lisa A. Conte
                                     __________________________
                                     Lisa A. Conte
                                     CEO



Name of Holder:  MMC/GATX Partnership No. I
                 ___________________________

Principal Amount of Note: $592,684.85

                                  SUBSCRIPTION

                          Shaman Pharmaceuticals, Inc.
                         Attention: Corporate Secretary


                     1.        The  undersigned  hereby  elects  to
purchase, pursuant to the provisions of the Warrant to Purchase Shares of Common Stock (or other securities) issued by Shaman Pharmaceuticals, Inc. and held by the undersigned, the Shares. Payment of the exercise price per share required under such Warrant accompanies this Subscription.

                     1.        The  undersigned  hereby  elects  to
receive shares of Common Stock equal to the value of this Warrant in the manner specified in Section 5 of the Warrant.

           [STRIKE PARAGRAPH ABOVE THAT DOES NOT APPLY]

                     2.        The  undersigned  hereby  represents
and warrants that the undersigned is acquiring such shares for its own account for investment purposes only, and not for resale or with a view to distribution of such shares or any part thereof.



                                   WARRANTHOLDER:


                                   By:

                                   Address:________________________________

                                           ________________________________

                                   Date:____________________________________


                                   Name in which shares should be registered:

                                   _________________________________________

                                                                 EXHIBIT 10.30C

                                SECOND AMENDMENT
                                       TO
                           LOAN AND SECURITY AGREEMENT


      This SECOND AMENDMENT, dated as of April 30, 1999 (this "Second Amendment"), to the Loan and Security Agreement, dated as of May 7, 1997 as amended by a First Amendment to Loan and Security Agreement, dated June 30, 1997 (as so amended, the "Loan Agreement") is entered into by and between MMC/GATX PARTNERSHIP NO. I (the "Lender") and SHAMAN PHARMACEUTICALS, INC., a Delaware corporation (the "Borrower").


                                    RECITALS:


      A. The Borrower has requested that the Lender agree to amend the Loan Agreement to permit the Borrower to borrower up to $1,500,000 from certain existing stockholders, officers and directors on a subordinated secured basis.

      B. Subject to the terms and conditions set forth below, Lender is willing to amend the Loan Agreement as set forth herein.

      NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      1.   AMENDMENT OF LOAN AGREEMENT.

           1.1 Section 1.01 of the Loan Agreement is amended to add the following defined term in appropriate alphabetical order:

           ""Excluded Intellectual Property" shall mean the Intellectual Property represented by U.S. Patent Nos. 5,494,661 and 5,211,944 relating to Borrower's SP-303 pharmaceutical formulation."

           1.2 The definition of "Permitted Indebtedness" in Section 1.01 of the Loan Agreement is amended in its entirety to read as follows:

      ""Permitted Indebtedness" shall mean and include:

           (a)   Indebtedness of Borrower to Lender;

           (b) Indebtedness of Borrower secured by Liens permitted under clause (e) of the definition of Permitted Liens;

           (c) Indebtedness arising from the endorsement of instruments in the ordinary course of business;

           (d) Other Indebtedness of Borrower not exceeding Two Hundred Fifty Thousand Dollars ($250,000) at any time;

           (e) Indebtedness evidenced by Senior Subordinated Secured Convertible Promissory Notes issued to certain existing stockholders, officers and directors of Borrower in an amount not to exceed $2,000,000;

           (f) Indebtedness evidenced by notes which (i) is secured by Intellectual Property and (ii) is subordinate to the Obligations pursuant to a subordination agreement satisfactory to Lender in its sole discretion; and

           (g) Indebtedness secured by Liens on assets of the type specified in clause (i) of the definition of Permitted Liens in an amount not to exceed the sum of (x) 80% of Borrower's accounts receivables (including trade receivables and other payments due from third parties) not more than 90 days past due, and (y) 50% of Borrower's inventory."

           1.3 The definition of "Permitted Liens" in Section 1.01 of the Loan Agreement is amended in its entirety to read as follows:

           " "Permitted Liens" shall mean (a) the Lien created by this Agreement, (b) Liens for fees, taxes, levies, imposts, duties or other governmental charges of any kind which are not yet delinquent or which are being contested in good faith by appropriate proceedings which suspend the collection thereof (provided, however, that such proceedings do not involve any substantial danger of the sale, forfeiture or loss of any item of equipment and that Borrower has adequately bonded such Lien or reserves sufficient to discharge such Lien have been provided on the books of Borrower), (c) Liens identified on the disclosure schedule attached hereto as Schedule 2 ("Disclosure Schedule"), (d) Liens to secure payment of worker's compensation, employment insurance, old age pensions or other social security obligations of Borrower in the ordinary course of business of Borrower, (e) Liens upon any equipment or other personal property acquired by Borrower after the date hereof to secure (i) the purchase price of such equipment or other personal property or (ii) lease obligations or indebtedness incurred solely for the purpose of financing the acquisition of such equipment or other personal property; provided that (A) such Liens are confined solely to the equipment or other personal property so acquired, and (B) no such Lien shall be created, incurred, assumed or suffered to exist in favor of Borrower's officers, directors or shareholders holding five percent (5%) or more of Borrower's Equity Securities, (f) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the ordinary course of business which are not delinquent or remain payable without penalty or which are being contested in good faith and by appropriate proceedings, (g) Liens or similar arrangements entered into in connection with joint ventures and corporate collaborations, (h) Liens on Intellectual Property, subordinate to those of Lender, securing Indebtedness specified in clauses (e) and (f) of the definition of Permitted Indebtedness; (i) Liens on inventory and accounts receivable (and instruments and general intangibles related specifically to such inventory and accounts receivable) securing Indebtedness in an amount permitted under clause (g) of the definition of Permitted Indebtedness; and (j) to the extent they constitute Liens, Transfers permitted under
      Section 7.01(d)(ii)."

           1.4 Section 2.01 shall be amended to add a new clause (d) which shall read in its entirety as follows:

           "(d) Notwithstanding the other provisions of this Section 2.01, the principal portions of the payments due on April 15, 1999, May 15, 1999 and June 15, 1999 (a total of $592,684.85) will be deferred and will be payable upon the earlier to occur of (i) August 15, 1999, and (ii) the final closing of the first sale by Borrower of its equity securities after the date of this Second Amendment in a primary registered public offering. Payments of interest only on the outstanding principal amount shall continue on each date specified in the previous sentence. Regularly scheduled payments of principal and interest in the amount of $172,300 (plus the pro rata portion of the amount added to principal pursuant to the last sentence of this Section 2.01(d)) shall resume on August 15, 1999. Borrower agrees that it shall pay and Lender shall add to the amount of the principal of the Loan, the legal fees and expenses incurred by Lender in connection with the Second Amendment to this Agreement and the transactions contemplated thereby. Such fees will not be capped; however, it is the parties' expectation that such fees will not exceed $5,000."

           1.5 Clauses (a) through (g) of Section 5.01 are amended in their entirety to read as follows:

           "(a) All goods and equipment now owned or hereafter acquired, including, without limitation, all laboratory equipment, computer equipment, office equipment, machinery, fixtures, vehicles (including motor vehicles and trailers), and any interest in any of the foregoing, and all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing, wherever located;

            (b) All inventory now owned or hereafter acquired, including, without limitation, all merchandise, raw materials, parts, supplies, packing and shipping materials, work in process and finished products including such inventory as is temporarily out of Borrower's custody or possession or in transit and including any returns upon any accounts or other proceeds, including insurance proceeds, resulting from the sale or disposition of any of the foregoing and any documents of title representing any of the above, and Borrower's books relating to any of the foregoing;

             (c) All contract rights and general intangibles (other than Excluded Intellectual Property), now owned or hereafter acquired, including, without limitation, goodwill, license agreements, franchise agreements, blueprints, drawings, purchase orders, customer lists, route lists, infringements, claims, computer programs, computer disks, computer tapes, literature, reports, catalogs, design rights, income tax refunds, payments of insurance and rights to payment of any kind;

             (d) All now existing and hereafter arising accounts, contract rights, royalties, license rights and all other forms of obligations owing to Borrower arising out of the sale or lease of goods, the licensing of technology or the rendering of services by Borrower (subject, in each case, to the contractual rights of third parties to require funds received by Borrower to be expended in a particular manner), whether or not earned by performance, and any and all credit insurance, guaranties, and other security therefor, as well as all merchandise returned to or reclaimed by Borrower and Borrower's books relating to any of the foregoing;

             (e) All documents, cash, deposit accounts, investment property, securities entitlements, securities, letters of credit, certificates of deposit, instruments and chattel paper now owned or hereafter acquired and Borrower's books relating to the foregoing;

             (f) All Intellectual Property (other than Excluded Intellectual Property so long as the granting of a security interest in Excluded Intellectual Property is prohibited by any court proceeding; provided that at such time as a security interest in the Excluded Intellectual Property is not prohibited by any such court proceeding, Lender shall have a security interest therein without further action of Borrower or Lender); and

             (g) Any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof, including, without limitation, insurance, condemnation, requisition or similar payments and proceeds of the sale or licensing of Excluded Intellectual Property to the extent such proceeds no longer constitute Excluded Intellectual Property."

           1.6   Section 5.06 is amended in its entirety to read as follows:

                     "5.05 Lien Subordination. Lender agrees that the Liens granted to it hereunder shall be subordinate to the Liens of existing and future lenders providing equipment financing and equipment lessors and to working capital lenders; provided that such Liens are confined, in the case of equipment financing, solely to the equipment so financed and the proceeds thereof or, in the case of working capital financing, to the inventory and accounts receivable (and instruments and general intangibles related specifically to such inventory and accounts receivable); and provided, further, that the Obligations hereunder shall not be subordinate in right of payment to any obligations to other lenders or equipment lessors and Lender's rights and remedies hereunder shall not in any way be subordinate to the rights and remedies of any such lenders or equipment lessors. Lender agrees to execute and deliver such agreements and documents as may be reasonably requested by Borrower from time to time which set forth the lien subordination described in this Section 5.05 and are reasonably acceptable to Lender. Lender shall have no obligation to execute any agreement or document which would impose obligations, restrictions or lien priority on Lender which are less favorable to Lender than those described in this Section 5.05."

           1.7   Section 7.01(c) is amended in its entirety to read as follows:

                     "(c) Negative Pledge Regarding Intellectual Property. Create, incur, assume or suffer to exist any Lien of any kind upon any Excluded Intellectual Property, whether now owned or hereafter acquired, except Permitted Liens."

           1.8   Section 7.01(d) is amended in its entirety to read as follows:

                     "(d) Dispositions of Collateral or Intellectual Property. Convey, sell, offer to sell, lease, transfer, exchange or otherwise dispose of (collectively, a "Transfer") all or any part of the Collateral or Intellectual Property to any Person, other than: (i) Transfers of inventory, cash and cash equivalents in the ordinary course of business;
      (ii) Transfers of non-exclusive licenses, other Transfers of licenses which are exclusive in a particular field of use or geographical territory so long as all of the economic value of the subject Intellectual Property is not transferred, and Transfers consisting of similar arrangements for the use of the property of Borrower in the ordinary course of business; or
      (iii) Transfers of worn-out or obsolete equipment. It is expressly agreed and understood that the ordinary course of Borrower's business includes entering into agreements and arrangements with third parties for research, development, manufacturing, sale or marketing of products and the licensing of Intellectual Property in connection with such agreements and arrangements.

           1.9   Section 7.01(m) is amended in its entirety to read as follows:

                     "(m) Indebtedness. Create, incur, assume or permit to exist any Indebtedness except (i) trade credit in the ordinary course of business; (ii) Indebtedness existing on the date hereof and set forth on the Disclosure Schedule; (iii) Indebtedness secured by Liens permitted under clause (e) of the definition of Permitted Liens and (iv) Permitted Indebtedness."

           1.10 The first sentence of Section 10.03 is amended in its entirety to read as follows:

                 "Borrower agrees upon demand to pay or reimburse Lender for all liabilities, obligations and reasonable out-of-pocket expenses, including reasonable fees and expenses of counsel for Lender, from time to time arising in connection with (i) the preparation, negotiation, execution and delivery of any consent or proposed consent under this Agreement, any amendment or proposed amendment of this Agreement or any waiver or proposed waiver of any provision of this Agreement, whether or not the same are actually entered into or approved by Lender, (ii) any consultation with counsel in connection with a "work-out" or other protection of the rights of Lender under this Agreement or the other Operative Documents (including the warrant issued in connection with the execution of the Second Amendment to this Agreement), (iii) the protection of the rights of Lender under the Operative Documents including any fees arising in connection with filings made in connection with the security interests granted to Lender, and (iv) the enforcement or collection of sums due under the Operative Documents.

      2. CONDITION TO EFFECTIVENESS. The effectiveness of this Amendment is conditioned upon the delivery by Borrower to Lender of the following: (a) a certificate of the Secretary or the Assistant Secretary of Borrower, in form and substance satisfactory to Lender, certifying the adoption of resolutions of the Board of Directors of Borrower approving this Second Amendment, the Warrant specified in clause (b) below and the transactions contemplated hereby and thereby; (b) a Warrant in the form of Exhibit A hereto; and (c) an amendment to the UCC financing statement and an instrument to be filed with the Patent and Trademark Office, with respect to Intellectual Property each in form and substance satisfactory to Lender.

      3.  MISCELLANEOUS.

          3.1 Borrower hereby represents and warrants that attached hereto as Exhibit B is an accurate list of all registered Intellectual Property of Borrower. Borrower hereby covenants that it will notify Lender of any new application for registration or registration of any Intellectual Property after the date hereof including any Intellectual Property acquired from third parties. This Second Amendment and the consent contained herein shall operate solely with respect to the matters described herein and shall not impair any right or power accruing to the Lender upon the occurrence or continuance of any unrelated Default or Event of Default under the Loan Agreement, nor shall this Second Amendment be construed as a waiver of any such Default or Event of Default or as an acquiescence therein.

          3.2 This Second Amendment shall be construed in connection with and as part of the Loan Agreement, and except as modified and expressly amended by this Second Amendment, all terms, conditions and covenants contained in the Loan Agreement are hereby ratified and shall be and remain in full force and effect.

          3.3 Any and all notices, requests, certificates and other instruments executed and delivered after the execution and delivery of this Second Amendment may refer to the Loan Agreement without making specific reference to this Second Amendment but nevertheless all such references shall include this Second Amendment unless the context otherwise requires.

          3.4 The descriptive headings of the various Sections of this Second Amendment are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

          3.5 This Second Amendment shall be governed by and construed in accordance with the laws of the State of California.

          3.6 This Second Amendment may be executed in any number of counterparts, each executed counterpart constituting an original, but all together only one agreement.


                  [Remainder of Page Left Blank Intentionally]

      IN WITNESS WHEREOF, the Borrower and the Lender have caused this Second Amendment to be executed by their duly elected officers as of the date first above written.



                                    SHAMAN PHARMACEUTICALS, INC.


                                    By: /s/  Lisa A. Conte
                                    ---------------------------

                                    Name:    Lisa A. Conte

                                    Title:   President & CEO



                                    MMC/GATX PARTNERSHIP NO. I


                                    By:   GATX Capital Corporation, as General
                                          Partner


                                    By: /s/ James V. Mitchell
                                    -------------------------

                                    Name:   James V. Mitchell

                                    Title:  Managing Director

                                   EXHIBIT A
                                FORM OF WARRANT

                                                                 EXHIBIT 10.47

                   CREDIT FACILITY AND NOTE PURCHASE AGREEMENT

           THIS CREDIT FACILITY AND NOTE PURCHASE AGREEMENT, dated as of April 5, 1999 (this "Agreement"), by and between SHAMAN PHARMACEUTICALS, INC., a Delaware corporation, with headquarters located at 213 East Grand Avenue, South San Francisco, California 94080 (the "Company"), and each Investor named on the signature pages hereto , (each, an "Investor" and together, the "Investors").

           WHEREAS, the Investors are willing to lend certain sums of money to the Company, and the Company wishes to borrow from the Investors, upon the terms and subject to the conditions of this Agreement a total of up to $1,500,000, pursuant to secured convertible promissory notes of the Company having the aggregate principal amount set forth on the signature page of this Agreement and which will be convertible into equity shares of the Company on the terms and conditions herein set forth; and

           WHEREAS, certain of the Investors, as a condition to their making the loans to the Company, have required that members of the Company's Board of Directors and Management themselves participate in and provide loans under this Agreement;

           WHEREAS, the Company shall execute and deliver to the Investors a Security Agreement, in the form referred to herein which provides for the grant to the Investors of a first priority perfected security interest in certain intellectual property relating to its SB-300 and IBS-400 product candidates and in revenues to be derived from the sale of SB-300;

           WHEREAS, the Company has agreed to issue to each Investor, in consideration of the amounts committed hereunder, warrants (the Warrants") to purchase additional shares of the Company's equity on the terms and conditions set forth herein;

           NOW THEREFORE, the parties agree as follows:

           1.   DEFINITIONS.   The  following  terms  shall  have  the
following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

           "Affiliate" means, with respect to any person, any other person that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with the subject person. For purposes of this definition, "control" (including, with correlative meaning, the terms "controlled by" and "under common control with"), as used with respect to any person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities or by contract or otherwise.

           "Blackout Period" means the period of up to 20 consecutive days after the date the Company notifies the Investors that they are required, pursuant to
Section 8(c)(4), to suspend offers and sales of Registrable Securities as a result of an event or circumstance described in Section 8(b)(5)(A) during which period, by reason of Section 8(b)(5)(B), the Company is not required to amend the Registration Statement or to supplement the Prospectus; provided, however, that such period may be up to 30 consecutive days if the Company so elects in accordance with Section 8(b)(5)(B), subject to the limitations provided therein.

           "Call Notice" shall mean the written notice provided by the Company to the Investor(s) requesting funding of the Purchase Price of the Note.

           "Closing Date" shall mean the date which is not less than five Business Days after delivery by the Company of a Call Notice, as specified in such Call Notice on which the Purchase price for the Notes shall become due and payable and the Company shall issue the corresponding Notes and Warrants.

           "Collateral" shall have the meaning provided in the Security
Agreement.

           "Common Stock" means the Common Stock, par value $.001 per share, of the Company.

           "Event of Default"  shall have the meaning  provided in the Note.

           "Fletcher" means Fletcher International Limited, a company organized under the laws of the Cayman Islands.

           "Fletcher Subscription Agreement" means the Subscription Agreement, dated July 25, 1996, between the Company and Fletcher.

           "Indemnified Party" means the Company, each of its directors, each of its officers who signs the Registration Statement, each person, if any, who controls the Company within the meaning of the 1933 Act or the 1934 Act, any underwriter and any other stockholder selling securities pursuant to the Registration Statement or any of its directors or officers or any person who controls such stockholder or underwriter within the meaning of the 1933 Act or the 1934 Act.

           "Indemnified Person" means each Investor who holds Registrable Securities and each Investor who sells such Registrable Securities in the manner permitted under this Agreement, the directors, if any, of such Investor, the officers, if any, of such Investor, each person, if any, who controls any Investor within the meaning of the 1933 Act or the 1934 Act, any underwriter (as defined in the 1933 Act) acting on behalf of an Investor who participates in the offering of Registrable Securities of such Investor in accordance with the plan of distribution contained in any Prospectus, the directors, if any, of such underwriter and the officers, if any, of such underwriter, and each person, if any, who controls any such underwriter within the meaning of the 1933 Act or the 1934 Act .

           "Majority  Holders" shall have the meaning  provided in the Note.

           `Market Price" shall have the meaning provided in the Note.

           "Maturity  Date"  shall have the  meaning  provided  in the Note.

           "Notes" means the Secured Convertible Promissory Notes of the Company in the form of Appendix I to this Agreement.

           "Offering" shall mean the first equity offering by the Company of its securities in a primary registered public offering of such equity.

           "Prospectus" means the prospectus, including any preliminary prospectus, forming part of the Registration Statement and any amendment or supplement thereto.

           "Purchase Price" means the principal amount of each Note, which amount shall not with respect to each Investor exceed the amount set forth next to such investor's name on the signature page of this Agreement.

           "register," "registered," and "registration" refer to a registration effected by preparing and filing a Registration Statement or Statements in compliance with the 1933 Act and pursuant to Rule 415, and the declaration or ordering of effectiveness of such Registration Statement by the SEC.

           "Registrable Securities" means the Shares and any stock or other securities into which or for which the Common Stock represented by the Shares may hereafter be changed, converted or exchanged by the Company or its successor, as the case may be, and any other securities issued to holders of such Common Stock (or such shares into which or for which such shares are so changed, converted or exchanged) upon any reclassification, share combination, share subdivision, share dividend, merger, consolidation or similar transaction or event.

           "Registration Period" means the period from the SEC Effective Date to the earlier of (i) the date which is three years after the Closing Date and (ii) the date on which the Investors no longer own any Registrable Securities (or, if (x) the Note shall have been fully converted into shares of Common Stock, (y) the Maturity Date shall have occurred or (z) the Note shall no longer remain outstanding, such date after which each Investor may sell all of its Registrable Securities without registration under the 1933 Act pursuant to Rule 144, free of any limitation on the volume of such securities which may be sold in any period).

           "Registration Statement" means a registration statement on Form S-3 of the Company under the 1933 Act which names the Investors as selling stockholders.

           "Regulation D" means Regulation D under the 1933 Act.

           "Requested Information" means the information the Company requires from each Investor in connection with the preparation of the Registration Statement.

           "Rule 415" means Rule 415 under the 1933 Act or any successor rule providing for offering securities on a delayed or continuous basis.

           "Rule 144" means Rule 144 promulgated under the 1933 Act or any other similar rule or regulation of the SEC that may at any time permit a holder of any securities to sell securities of the Company to the public without registration under the 1933 Act.

           "SEC" means the Securities and Exchange Commission.

           "SEC Effective Date" means the date the Registration Statement is declared effective by the SEC.

           "SEC Filing Date" means the date the Registration Statement is first filed with the SEC pursuant to Section 8.

           "Securities" means the Notes, the Shares and the Warrants.

           "Security Agreement" means the Security Agreement in the form attached hereto as Exhibit C.

           "Senior Lender" means MMC/GATX Limited Partnership No. I, a California general partnership.

           "Shares" means that class and series of equity securities offered by the Company in the Offering, or, in the event the Company has not conducted any qualifying Offering on or before December 31, 1999, then shares of the Company's Common Stock.

           "Warrants" has the meaning provided in Section 2(a).

           2.   PURCHASE AND SALE; PURCHASE PRICE.

           (a) Purchase. Each Investor hereby agrees to purchase, and the Company hereby agrees to sell to each Investor, at a Closing Date to occur between May 14, 1999 and the earlier of the completion of an Offering or September 1, 1999, Notes in aggregate principal amount set forth on the signature page of this Agreement for such Investor and as further specified in a Call Notice and having the terms and conditions as set forth in the form of the Note attached hereto as Exhibit A, each for the Purchase Price set forth on the signature page to this Agreement. Upon execution of this Agreement, the Company agrees to issue to each Investor a Warrant in substantially the form attached hereto as Exhibit B, to purchase that number of shares as equals 50% of the amount of such Investor's Note divided by the per share purchase price of the Shares (the "Warrant").

           (b) Form and Timing of Payment. Within five Business Days after the date the Company delivers to each Investor a Call Notice of its election to call the Notes, the Investor shall deposit an amount equal to the applicable Purchase Price by delivering funds in United States Dollars in the amount of the applicable Purchase Price to the Company against delivery by the Company of a corresponding Note, duly executed on behalf of the Company, to the Investor on or prior to the Closing Date. Delivery of the Purchase Price to the Company shall be made by wire transfer of funds to such account as shall be specified in the Company's Call Notice.

           (c) Closing. The issuance and sale of the Notes shall be five Business Days after the issuance of the Call Notice (the "Closing Date") at the offices of Brobeck, Phleger & Harrison, LLP, 2200 Geng Road, Palo Alto, CA 94303.

           3.   REPRESENTATIONS AND WARRANTIES OF THE INVESTOR

           The Investor represents and warrants to, and covenants and agrees with, the Company as follows:

           (a) Purchase for Investment; Circumstances of Offer. The Investor is purchasing the Note for its own account for investment and not with a view towards the public sale or distribution thereof;

           (b) Accredited Investor. The Investor is an "accredited investor" as that term is defined in Rule 501 of Regulation D by reason of Rule 501(a)(3) thereof;

           (c) Reoffers and Resales. The Investor will not, directly or indirectly, offer, sell, pledge, transfer or otherwise dispose of (or solicit any offers to buy, purchase or otherwise acquire or take a pledge of) any of the Securities unless registered under the 1933 Act and the rules and regulations promulgated thereunder or pursuant to an exemption from registration;

           (d) Company Reliance. The Investor understands that the Notes are being offered and sold, and, upon conversion of the Notes, the Shares will be issued to it in reliance on one or more exemptions from the registration requirements of the 1933 Act, including, without limitation, Regulation D, and exemptions from state securities laws and that the Company is relying upon the truth and accuracy of, and the Investor's compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Investor set forth herein and in the Questionnaire, a true and accurate copy of which has been delivered by the Investor to the Company, in order to determine the availability of such exemptions and the eligibility of the Investor to acquire the Securities; and the information with respect to the Investor set forth in the Questionnaire is accurate and complete in all material respects;

           (e) Information Provided. The Investor and its advisors have requested, received and considered all information relating to the business, properties, operations, condition (financial or other), results of operations and prospects of the Company and information relating to the offer and sale of the Notes and the offer and, upon conversion of the Notes, sale of the Shares deemed relevant by them; the Investor and its advisors have been afforded the opportunity to ask questions of the Company concerning the terms of the Securities and the business, properties, operations, condition (financial or other), results of operations and prospects of the Company and have received satisfactory answers to any such inquiries, assuming the accuracy and completeness of the SEC Reports, the representations and warranties in this Agreement, the Security Agreement and the Company's responses; without limiting the generality of the foregoing, the Investor has had the opportunity to obtain and to review the SEC Reports; the Investor has, in connection with its decision to purchase the Note, relied solely upon the SEC Reports, the representations, warranties, covenants and agreements of the Company set forth in this Agreement and to be contained in the Note, the Security Agreement and the Transfer Agent Agreement, as well as any investigation of the Company completed by the Investor or its advisors; the Investor understands that its investment in the Securities involves a high degree of risk; and the Investor understands that the offering of the Notes is being made to the Investor as part of an offering without any minimum or maximum amount of the offering (subject, however, to the right of the Company at any time prior to execution and delivery of this Agreement by the Company, in its sole discretion, to accept or reject an offer by the Investor to purchase the Notes);

           (f) Absence of Approvals. The Investor understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Securities;

           (g) Note Purchase Agreement. The Investor has all requisite power and authority, corporate or otherwise, to execute, deliver and perform its obligations under this Agreement and the other agreements executed by the Investor in connection herewith and to consummate the transactions contemplated hereby and thereby; and this Agreement has been duly and validly authorized, duly executed and delivered by the Investor and, assuming due execution and delivery by the Company, is a valid and binding agreement of the Investor enforceable in accordance with its terms, except as the enforceability hereof may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws now or hereafter in effect relating to or affecting creditors' rights generally and general principles of equity, regardless of whether enforcement is considered in a proceeding in equity or at law;

           (h) Investor Status. The Investor is not a "broker" or "dealer" as those terms are defined in the 1934 Act which is required to be registered with the SEC pursuant to Section 15 of the 1934 Act; and

           4.   REPRESENTATIONS AND WARRANTIES OF THE COMPANY;.

           The Company represents and warrants to, and covenants and agrees with, the Investor that:

           (a) Organization and Authority. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority (i) to own, lease and operate its properties and to carry on its business as described in the SEC Reports and as currently conducted, and (ii) to execute, deliver and perform its obligations under this Agreement, the Notes and the other agreements executed and delivered by the Company in connection herewith, and to consummate the transactions contemplated hereby and thereby. The Company has no subsidiaries or equity investments in any other person other than Shaman Botanicals, Inc. (which corporation either has been or will be dissolved prior to the issuance of any Call Notice.

           (b) Qualifications. The Company is duly qualified to do business as a foreign corporation and is in good standing in all jurisdictions wherein such qualification is necessary and where failure so to qualify could have a material adverse effect on the business, properties, operations, condition (financial or other), results of operations or prospects of the Company.

           (c) Capitalization. The authorized capital of the Company consists of
(a) 70,000,000 shares of Common Stock, of which 38,245,912 shares were outstanding on March 26, 1999 and (b) 2,000,000 shares of Preferred Stock, $.001 par value, of which 400,000 shares have been designated Series A Preferred

Stock, of which 400,000 shares were outstanding on March 26, 1999; of which 140,880 shares have been designated Series C Preferred Stock, of which 115,958 shares were outstanding on March 26, 1999; of which 6,284 shares have been designated Series D Preferred Stock, of which 2,112 shares were outstanding on March 26, 1999. Except as disclosed in Schedule 4(c), (i) the 1998 10-K discloses as of December 31, 1998 all outstanding options or warrants for the purchase of, or other rights to purchase or subscribe for, or securities convertible into or exchangeable for, Common Stock or other capital stock of the Company, or any contracts or commitments to issue or sell Common Stock or other capital stock of the Company or any such options, warrants, rights or other securities; and (ii) from such date to the date hereof there has been, and to the Closing Date there will be, no material change in the amount or terms of any of the foregoing. None of the outstanding shares of Common Stock, shares of Series A, Series C or Series D Preferred Stock and options, warrants and other rights to acquire Common Stock has been issued in violation of the preemptive rights of any security holder of the Company.

           (d) Concerning the Shares and the Common Stock. The Shares have not yet been duly authorized and will only be so authorized upon the approval of the stockholders of the Company of an amendment to the Company's Certificate of Incorporation authorizing such Shares and the shares of Common stock issuable upon conversion thereof, it being acknowledged that the Company shall use its best efforts to obtain such approvals and that upon such approvals having been obtained and the Amended Certificate having been filed, the Shares when issued upon conversion of the Note, and the shares of Common Stock issuable upon conversion of the Shares, will be duly and validly issued, fully paid and non-assessable. The Company further agrees immediately upon such authorization to reserve and keep reserved such number of Shares and shares of Common stock as are reasonably necessary to permit conversion of the Notes into Shares and Shares into shares of Common Stock.

           (e) Corporate Authorization. This Agreement, the Security Agreement, and the Notes and the Warrant have been duly and validly authorized by the Company; this Agreement has been duly executed and delivered by the Company and, assuming due execution and delivery by the Investor, this Agreement is, the Warrants are, the Security Agreement will be, when duly executed and delivered by the Company and each Note will be, when executed and delivered by the Company, valid and binding obligations of the Company enforceable in accordance with their respective terms, except as the enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws now or hereafter in effect relating to or affecting creditors' rights generally and general principles of equity, regardless of whether enforcement is considered in a proceeding in equity or at law.

           (f) Noncontravention. The execution and delivery of this Agreement, the Warrants, the Security Agreement and each of the Notes by the Company and the consummation by the Company of the issuance of the Securities and the other transactions contemplated by this Agreement, the Warrants, the Security Agreement and the Notes do not and will not, with or without the giving of notice or the lapse of time, or both, (i) result in any violation of any term of the certificate of incorporation or by-laws of the Company, (ii) conflict with or result in a breach by the Company of any of the terms or provisions of, or constitute a default under, or result in the modification of, or result in the creation or imposition of any lien, security interest, charge or encumbrance upon any of the properties or assets of the Company pursuant to, any indenture, mortgage, deed of trust or other agreement or instrument to which the Company is a party or by which the Company or any of its properties or assets are bound or affected or (iii) violate or contravene any applicable law, rule or regulation or any applicable decree, judgment or order of any court, United States federal or state regulatory body, administrative agency or other governmental body having jurisdiction over the Company or any of its respective properties or assets or (iv) have any material adverse effect on any permit, certification, registration, approval, consent, license or franchise necessary for the Company to own or lease and operate any of its properties and to conduct its business or to make use thereof.

           (g) Approvals. No authorization, approval or consent of, or filing with, any court, governmental body, regulatory agency, self-regulatory organization, or stock exchange or market or the stockholders of the Company is required to be obtained or made by the Company in connection with the execution, delivery and performance of this Agreement, the Warrants, the Security Agreement and the Notes and, except as noted in Section 4(e) above, the issuance and sale of the Securities as contemplated by this Agreement and the terms of the Notes, other than (1) registration of the resale of the Shares under the 1933 Act, (2) as may be required under applicable state securities or "blue sky" laws, (3) the filing of appropriate financing statements under the Uniform Commercial Code relating to the Collateral and (4) filing of one or more Forms D with respect to the Securities as required under Regulation D.

           (h) SEC Filings. The Company has timely filed all reports required to be filed under the 1934 Act and any other material reports or documents required to be filed with the SEC since January 1, 1994. All of such reports and documents complied, when filed, in all material respects, with all applicable requirements of the 1933 Act and the 1934 Act. The Company meets the requirements for the use of Form S-3 for the registration of the resale of the Shares by the Investor and any Investor.

           (i) Absence of Certain Proceedings. Except as described in the Company's periodic filings pursuant to the Securities and Exchange Act of 1934, as amended (the "SEC Reports"), there is no action, suit, proceeding, inquiry or investigation before or by any court, public board or body pending or, to the knowledge of the Company, threatened against or affecting the Company wherein an unfavorable decision, ruling or finding could have a material adverse effect on the business, properties, operations, condition (financial or other), results of operations or prospects of the Company or the transactions contemplated by this Agreement, the Warrants, the Security Agreement, the Notes, or any of the documents contemplated thereby or which could adversely affect the validity or enforceability of, or the authority or ability of the Company to perform its obligations under, this Agreement, the Warrants, the Security Agreement, the Notes, or any of such other documents.

           (j) Liabilities. Except as and to the extent disclosed, reflected or reserved against in the financial statements of the Company and the notes thereto included in the 1998 10-K and except for the obligations under the MMC/GATX Loan Agreement and equipment lease line with Transamerica Business Credit Corporation, the Company has no material (individually or in the aggregate) liabilities, debts or obligations whether accrued, absolute, contingent or otherwise, and whether due or to become due.

           (k) Intellectual Property. Except as disclosed in the SEC Reports, the Company owns, or possesses adequate rights to use, all patents, patent rights, inventions, trade secrets, know-how, proprietary techniques, including processes and substances, trademarks, service marks, trade names and copyrights described or referred to in the SEC Reports or owned or used by it or which are necessary for the conduct of its business as it is presently conducted, or as proposed to be conducted, and the Company is not aware of any claim to the contrary or any challenge by any person to the rights of the Company with respect to the foregoing which claim or challenge is material to the business, properties, operations, condition (financial or other), results of operations or prospects of the Company.

           (l) Compliance with Law. Except as disclosed in the SEC Reports, the Company is not in violation of any statute, law, rule, regulation, ordinance, decision or order of any governmental agency or body or any court, domestic or foreign, including, without limitation, those relating to the use, operation, handling, transportation, disposal or release of hazardous or toxic substances or wastes or relating to the protection or restoration of the environment or human exposure to hazardous or toxic substances or wastes, except where such violation would not individually or in the aggregate have a material adverse effect on the business, properties, operations, condition (financial or other), results of operations or prospects of the Company; and the Company is not aware of any pending investigation which would reasonably be expected to lead to such a claim.

           (m) Properties. The Company has good title to all property real and personal (tangible and intangible) and other assets owned by it which are individually or in the aggregate material to the Company, free and clear of all security interests, charges, mortgages, liens or other encumbrances, except such as are described in the SEC Reports, created pursuant to the MMC/GATX Loan Agreement or such as do not materially interfere with the use of such property made, or proposed to be made, by the Company. The leases, licenses or other contracts or instruments under which the Company leases, holds or is entitled to use any property, real or personal, which individually or in the aggregate are material to the Company, are valid, subsisting and enforceable with only such exceptions as do not materially interfere with the use of such property made, or proposed to be made by the Company. The Company has not received notice of any material violation of any applicable law, ordinance, regulation, order or requirement relating to its owned or leased properties.

           5.   CERTAIN COVENANTS.

           (a) Transfer Restrictions. Each Investor acknowledges and agrees that
(1) the Notes to be issued to it hereunder have not been and are not being registered under the provisions of the 1933 Act or any state securities laws and, the Shares have not been and are not being registered under the 1933 Act or any state securities laws, and that the Notes may not be transferred unless the Investor shall have delivered to the Company an opinion of counsel, reasonably satisfactory in form, scope and substance to the Company, to the effect that the Note to be transferred may be transferred without such registration; (2) no sale, assignment or other transfer of the Note or any interest therein may be made except in accordance with the terms thereof; (3) the Shares may not be resold by the Investor unless the resale has been registered under the 1933 Act or is made pursuant to an exemption from such registration; (4) any sale of the Securities made in reliance on Rule 144 may be made only in accordance with the terms of said Rule and further, if the exemption provided by Rule 144 is not available, any resale of the Securities under circumstances in which the seller, or the person through whom the sale is made, may be deemed to be an underwriter, as that term is used in the 1933 Act, may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (5) the Company is under no obligation to register the Securities under the 1933 Act or, to comply with the terms and conditions of any exemption thereunder, except as provided in Section 8 with respect to shares of Common Stock.

           (b) Restrictive Legend. Each Investor acknowledges and agrees that the Notes shall bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of the Note):
This Note has not been registered under the Securities Act of 1933, as amended (the "Act"), or any state securities laws. The sale to the holder of this Note of the shares issuable upon conversion of this Note and in payment of interest on this Note are not currently covered by a registration statement under the Act or registration under state securities laws. This Note has been acquired, and such shares must be acquired, for investment only and may not be sold, transferred or assigned in the absence of registration of the resale thereof or an opinion of counsel reasonably satisfactory in form, scope and substance to the Company that such registration is not required.

           (c) Form D. The Company agrees to file one or more Forms D with respect to the Securities as required under Regulation D to claim the exemption provided by Rule 506 of Regulation D and to provide a copy thereof to the Investor promptly after such filing.

           (d) Security Agreement; Financing Statements. The Company agrees to execute and deliver to the Collateral Agent for the benefit of the Investors the Security Agreement in the form attached hereto as Exhibit C on or before the Closing Date for a call under the Notes. The Company shall prepare, and on or before the Closing Date, file with the appropriate officials, Uniform Commercial Code financing statements on Form UCC-1 and appropriate filings with the United States Patent and Trademark Office relating to the Collateral in which the Company is granting a security interest to the Collateral Agent for the benefit of the Investor pursuant to the Security Agreement. The Company shall provide to the Investors evidence of such filings and customary search reports of the records of the relevant Uniform Commercial Code filing offices on or prior to the Closing Date.

           (e) State Securities Laws. On or before the Closing Date, the Company shall take such action as shall be necessary to qualify, or to obtain an exemption for, the Notes for sale to each Investor pursuant to this Agreement and the Shares for sale upon conversion of the Notes under such of the securities laws of jurisdictions in the United States as shall be applicable to the sale of the Notes to each Investor pursuant to this Agreement and issuance of the Shares upon conversion of the Notes. In connection with the foregoing obligations of the Company in this Section 5(e), the Company shall not be required (1) to qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 5(e), (2) to subject itself to general taxation in any such jurisdiction, (3) to file a general consent to service of process in any such jurisdiction, (4) to provide any undertakings that cause more than nominal expense or burden to the Company or

(5) to make any change in its charter or by-laws which the Board of Directors of the Company determines to be contrary to the best interests of the Company and its stockholders. The Company shall furnish the Investor with copies of all filings, applications, orders and grants or confirmations of exemptions relating to such securities laws on or before the Closing Date.

           (f) Best Efforts. Each of the parties shall use its best efforts timely to satisfy each of the conditions to the other party's obligations to sell and purchase the Note set forth in Section 6 or 7, as the case may be, of this Agreement on or before the Closing Date.

           (g) Debt Obligation. So long as any portion of the Notes is outstanding, the Company shall cause its books, records and financial statements to reflect the Notes as debts of the Company in their aggregate unpaid principal amount and, whenever appropriate, as a valid unsubordinated debt obligation of the Company for money borrowed.

           6.   CONDITIONS TO THE COMPANY'S OBLIGATION TO SELL.

           The Investor understands that the Company's obligation to sell the Notes to the Investor pursuant to this Agreement is conditioned upon the following (any or all of which may be waived by the Company in its sole discretion):

           (a) The payment by the Investor to the Company on each Closing Date of an amount equal to the Purchase Price;

           (b) On each Closing Date, no legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement;

           (c) The representations and warranties of the Investor contained in this Agreement and in the Questionnaire shall have been true and correct on the date of this Agreement and shall be true and correct on the Closing Date as if given on and as of such Closing Date (except for representations given as of a specific date which representations shall be true and correct as of such date), and on or before such Closing Date the Investor shall have performed all covenants and agreements of the Investor required to be performed by the Investor on or before such Closing Date; and

           (d) No event which, if the Notes were outstanding, (1) would constitute an Event of Default or, with the giving of notice or the passage of time or both, would constitute an Event of Default shall have occurred and be continuing or (2) would constitute a Repurchase Event or, with the giving of notice or the lapse of time, or both, would constitute a Repurchase Event shall have occurred and be continuing.

           7.   CONDITIONS TO THE INVESTOR'S OBLIGATION TO PURCHASE.

           The Company understands that each Investor's obligation to purchase the Notes is conditioned upon the following (any or all of which may be waived by the Investor in its sole discretion):

           (a) Delivery by the Company to the Investor of each Note in accordance with this Agreement;

           (b) On the applicable Closing Date, no legal action, suit or proceeding shall be pending or threatened which seeks to restrain or prohibit the transactions contemplated by this Agreement;

           (c) The representations and warranties of the Company contained in this Agreement shall have been true and correct on the date of this Agreement, and except for the approvals referred to in clauses (1) through (4) of Section 4(g), which shall have been obtained, on the Closing Date as if given on and as of the Closing Date (except for representations given as of a specific date, which representations shall be true and correct as of such date), and on or before the Closing Date the Company shall have performed all covenants and agreements of the Company contained herein required to be performed by the Company on or before such Closing Date;

           (d) No event which, if the Notes were outstanding, (1) would constitute an Event of Default or, with the giving of notice or the passage of time or both, would constitute an Event of Default shall have occurred and be continuing or (2) would constitute a Repurchase Event or, with the giving of notice or the lapse of time, or both, would constitute a Repurchase Event shall have occurred and be continuing;

           (e) The Company shall have delivered to each Investor its certificate, dated as of such Closing Date, duly executed by its President and Chief Executive Officer to the effect set forth in subparagraphs (b), (c) and
(d) of this Section 7; and

           (f) The receipt by the Investor of a certificate, dated the Closing Date, of the Secretary of the Company certifying (1) the Certificate of Incorporation and By-Laws of the Company as in effect on the Closing Date, (2) all resolutions of the Board of Directors (and committees thereof) of the Company relating to this Agreement and the transactions contemplated hereby and
(3) such other matters as reasonably requested by the Investor;

           8.   REGISTRATION RIGHTS;.

           (a)  Mandatory Registration.

                (1) The Company shall prepare and not later than the Closing Date, file with the SEC a Registration Statement on Form S-3 which on the SEC Filing Date covers the resale of a number of shares of Common Stock equal to at least the number of shares of Common Stock as are then expected to be issuable upon a conversion of the Shares into shares of Common Stock (or as may hereafter become issuable upon conversion of the Notes, if the Offering is not completed by December 31, 1999), as Registrable Securities, and which Registration Statement shall state that, in accordance with Rule 416 under the 1933 Act, such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of the Shares to prevent dilution resulting from stock splits, stock dividends or similar transactions. If, notwithstanding Rule 416 under the 1933 Act, the Registration Statement is not deemed to cover such indeterminate number of shares of Common Stock as shall be issuable upon conversion of the Shares based on changes from time to time in the conversion price thereof, at any time the number of shares of Common Stock included in the Registration Statement required to be filed as provided in the first sentence of this Section 8(a) shall be insufficient to cover the number of shares of Common Stock issuable on conversion in full of the unconverted portion of the Shares, then promptly, but in no event later than 20 days after such insufficiency shall occur, the Company shall file with the SEC an additional Registration Statement on Form S-3 (which shall not constitute a post-effective amendment to the Registration Statement filed pursuant to the first sentence of this Section 8(a)) covering such number of shares of Common Stock as shall be sufficient to permit such conversion. For all purposes of this Agreement such additional Registration Statement shall be deemed to be the Registration Statement required to be filed by the Company pursuant to this
Section 8(a), and the Company and the Investors shall have the same rights and obligations with respect to such additional Registration Statement as they shall have with respect to the initial Registration Statement required to be filed by the Company pursuant to this Section 8(a).

                (2) Prior to the SEC Effective Date and during any time subsequent to the SEC Effective Date when the Registration Statement for any reason is not available for use by any Investor for the resale of any Shares, the Company shall not file any other registration statement or any amendment thereto with the SEC under the 1933 Act or request the acceleration of the effectiveness of any other registration statement previously filed with the SEC other than (A) any registration statement on Form S-8 and (B) any registration statement or amendment which the Company is required to file or as to which the Company is required to request acceleration pursuant to any obligation in effect on the Execution Date. The Company's obligation to register the Registrable Securities under this Section 8 shall constitute a registration pursuant to a demand registration right held by the Investors.

           (b) Obligations of the Company;. In connection with the registration of the Registrable Securities, the Company shall:

                (1) prepare promptly, and file with the SEC not later than 20 days after the Closing Date, a Registration Statement with respect to the number of Registrable Securities provided in Section 8(a), and thereafter use its best efforts to cause such Registration Statement relating to Registrable Securities to become effective as promptly as possible after the Closing Date, and keep the Registration Statement effective pursuant to Rule 415 at all times during the Registration Period. The Company shall submit to the SEC, within three Business Days after the Company learns that no review of the Registration Statement will be made by the staff of the SEC or that the staff of the SEC has no further comments on the Registration Statement, as the case may be, a request for acceleration of effectiveness of the Registration Statement to a time and date not later than 48 hours after the submission of such request. The Company represents and warrants to the Investors that (a) the Registration Statement (including any amendments or supplements thereto and prospectuses contained therein), at the time it is first filed with the SEC, at the time it is ordered effective by the SEC and at all times during which it is required to be effective hereunder (and each such amendment and supplement at the time it is filed with the SEC and at all times during which it is available for use in connection with the offer and sale of the Registrable Securities) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading and (b) the Prospectus shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein, or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading;

                (2) prepare and file with the SEC such amendments (including post-effective amendments) and supplements to the Registration Statement and the Prospectus as may be necessary to keep the Registration Statement effective, and the Prospectus current, at all times during the Registration Period, and, during the Registration Period, comply with the provisions of the 1933 Act applicable to the Company in order to permit the disposition by the Investors of all Registrable Securities covered by the Registration Statement;

                (3) furnish to each Investor whose Registrable Securities are included in the Registration Statement and its legal counsel, (1) promptly after the same is prepared and publicly distributed, filed with the SEC or received by the Company, one copy of the Registration Statement and any amendment thereto, each Prospectus and each amendment or supplement thereto, (2) each letter written by or on behalf of the Company to the SEC or the staff of the SEC and each item of correspondence from the SEC or the staff of the SEC relating to such Registration Statement (other than any portion of any thereof which contains information for which the Company has sought confidential treatment), each of which the Company hereby determines to be confidential information and which the Buyer hereby agrees to keep confidential as a confidential Record in accordance with Section 8(b)(9) and (3) such number of copies of a Prospectus and all amendments and supplements thereto and such other documents, as such Investor may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such Investor;

                (4) use its best efforts to (i) register and qualify the Registrable Securities covered by the Registration Statement under the securities or blue sky laws of such jurisdictions as the Investors who hold a majority in interest of the Registrable Securities reasonably request, (ii) prepare and file in those jurisdictions such amendments (including post-effective amendments) and supplements to such registrations and qualifications as may be necessary to maintain the effectiveness thereof at all times during the Registration Period and (iii) take all other actions reasonably necessary or advisable to qualify the Registrable Securities for sale by the Investors in such jurisdictions; provided, however, that the Company shall not be required in connection therewith or as a condition thereto (I) to qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 8(b)(4), (II) to subject itself to general taxation in any such jurisdiction, (III) to file a general consent to service of process in any such jurisdiction, (IV) to provide any undertakings that cause more than nominal expense or burden to the Company or (V) to make any change in its charter or by-laws which the Board of Directors of the Company determines to be contrary to the best interests of the Company and its stockholders;

                (5) (A) as promptly as practicable after becoming aware of such event or circumstance, notify each Investor of any event or circumstance of which the Company has knowledge, as a result of which the Prospectus included in the Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and use its best efforts promptly to prepare a supplement or amendment to the Registration Statement and Prospectus to correct such untrue statement or omission or to add any new or additional information, and deliver a number of copies of such supplement or amendment to each Investor as such Investor may reasonably request;

                     (B) notwithstanding Section 8(b)(5)(A) above, if at any time the Company notifies the Investors as contemplated by Section
8(b)(5)(A) that the event giving rise to such notice relates to a development involving the Company which occurred subsequent to the later of (x) the SEC Effective Date and (y) the latest date prior to such notice on which the Company has amended or supplemented the Registration Statement, then the Company shall not be required to use best efforts to make such amendment during a Blackout Period; provided, however, that in any period of 360 consecutive days the Company shall not be entitled to avail itself of its rights under this Section 8(b)(5)(B) with respect to more than (i) two Blackout Periods, if the Company does not make an election pursuant to the next succeeding clause (ii) of this proviso or (ii) if the Company so elects by notice to the Holder given not later than 18 days after the commencement of a Blackout Period, one Blackout Period of up to 30 consecutive days and; provided further, however, that no Blackout Period may commence sooner than 45 days after the end of another Blackout Period.

                (6) as promptly as practicable after becoming aware of such event, notify each Investor who holds Registrable Securities being sold of the issuance by the SEC of any stop order or other suspension of effectiveness of the Registration Statement at the earliest possible time;

                (7) permit the Investors who hold Registrable Securities being sold and a single firm of counsel designated as selling stockholders' counsel by the Investors who hold a majority in interest of the Registrable Securities being sold to review at such Investors' sole expense the Registration Statement and all amendments and supplements thereto a reasonable period of time prior to their filing with the SEC;

                (8) make generally available to its security holders as soon as practical, but not later than 90 days after the close of the period covered thereby, an earning statement (in form complying with the provisions of Rule 158 under the 1933 Act) covering a 12-month period beginning not later than the first day of the Company's fiscal quarter next following the effective date of the Registration Statement;

                (9) make available for inspection by any Investor and any Inspectors retained by any such Investor at such Investor's sole expense, all Records as shall be reasonably necessary to enable each Investor to exercise its due diligence responsibility and cause the Company's officers, directors and employees to supply all information which any Inspector may reasonably request for purposes of such due diligence; provided, however, that each Inspector shall hold in confidence and shall not make any disclosure (except to an Investor) of any Record or other information which the Company determines in good faith to be confidential, and of which determination the Inspectors are so notified, unless
(i) the release of such Records is ordered pursuant to a subpoena or other order from a court or government body of competent jurisdiction or (ii) the information in such Records has been made generally available to the public other than by disclosure in violation of this or any other agreement; provided further, however, that each Investor understands that in the course of exercising the rights provided in this Section 8(b)(9) such Investor may come into possession of material non-public information about the Company and that by reason of the requirements of the 1934 Act any such Investor who possesses such material non-public information may be restricted in making purchases and sales of the Common Stock unless such information has been publicly disclosed. The Company shall not be required to disclose any confidential information in such

Records to any Inspector until and unless such Inspector shall have entered into confidentiality agreements (in form and substance satisfactory to the Company) with the Company with respect thereto, substantially in the form of this Section 8(b)(9). Each Investor agrees that it shall, upon learning that disclosure of such Records is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to the Company and allow the Company, at the Company's expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, the Records deemed confidential. The Company shall hold in confidence and shall not make any disclosure of information concerning an Investor provided to the Company pursuant to this Agreement unless the disclosure of such information is necessary to comply with federal or state securities laws, (ii) the disclosure of such information is necessary to avoid or correct a misstatement or omission in any Registration Statement, (iii) the release of such information is ordered pursuant to a subpoena or other order from a court or governmental body of competent jurisdiction or (iv) such information has been made generally available to the public other than by disclosure in violation of this or any other agreement. The Company agrees that it shall, upon learning that disclosure of such information concerning an Investor is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to such Investor and allow such Investor, at such Investor's expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, such information;

                (10) provide a transfer agent and registrar, which may be a single entity, for the Registrable Securities not later than the SEC Effective Date;

                (11) cooperate with the Investors who hold Registrable Securities being offered to facilitate the timely preparation and delivery of certificates (not bearing any restrictive legends) representing Registrable Securities to be offered pursuant to the Registration Statement and enable such certificates to be in such denominations or amounts as the Investors may reasonably request and registered in such names as the Investors may request;

                (12) during the Registration Period, the Company shall not bid for or purchase any Common Stock or any right to purchase Common Stock or attempt to induce any person to purchase any such security or right if such bid, purchase or attempt would in any way limit the right of the Investors to sell Registrable Securities by reason of the limitations set forth in Regulation M under the 1934 Act; and

                (13) take all other reasonable actions necessary to expedite and facilitate disposition by the Investor of the Registrable Securities pursuant to the Registration Statement.

                (c) Obligations of the Investors;. In connection with the registration of the Registrable Securities, the Investors shall have the following obligations:

                (1) It shall be a condition precedent to the obligations of the Company to complete the registration pursuant to this Agreement with respect to the Registrable Securities of a particular Investor that such Investor shall furnish to the Company such information regarding itself, the Registrable Securities held by it and the intended method of disposition of the Registrable Securities held by it as shall be reasonably required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Company may reasonably request. At least four (4) Business Days prior to the first anticipated filing date of the Registration Statement, the Company shall notify each Investor of the Requested Information if any of such Investor's Registrable Securities are eligible for inclusion in the Registration Statement. If at least one (1) Business Day prior to the filing date the Company has not received the Requested Information from an Investor, then the Company may file the Registration Statement without including Registrable Securities of such Non-Responsive Investor;

                (2) Each Investor by such Investor's acceptance of the Registrable Securities agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of the Registration Statement hereunder, unless such Investor has notified the Company in writing of such Investor's election to exclude all of such Investor's Registrable Securities from the Registration Statement;

                (3) Each Investor agrees that it will not effect any disposition of the Registrable Securities except as contemplated in the Registration Statement or as otherwise in compliance with applicable securities laws and that it will promptly notify the Company of any material changes in the information set forth in the Registration Statement regarding such Investor or its plan of distribution; each Investor agrees (a) to notify the Company in writing in the event that such Investor enters into any material agreement with a broker or a dealer for the sale of the Registrable Securities through a block trade, special offering, exchange distribution or a purchase by a broker or dealer and (b) in connection with such agreement, to provide to the Company in writing the information necessary to prepare any supplemental prospectus pursuant to Rule 424(c) under the 1933 Act which is required with respect to such transaction;

                (4) Each Investor acknowledges that during the times specified in Section 8(b)(4) or 8(b)(5) the Company must suspend the use of the Prospectus until such time as an amendment to the Registration Statement has been filed by the Company and declared effective by the SEC, the Company has prepared a supplement to the Prospectus or the Company has filed an appropriate report with the SEC pursuant to the 1934 Act. Each Investor hereby covenants that it will not sell any Registrable Securities pursuant to the Prospectus during the period commencing at the time at which the Company gives such Investor notice in accordance with Section 8(b)(4) or 8(b)(5) of the suspension of the use of the Prospectus and ending at the time the Company gives such Investor notice that such Investor may thereafter effect sales pursuant to the Prospectus, or until the Company delivers to such Investor an amended or supplemented Prospectus;

                (5) In connection with any sale of Registrable Securities which is made pursuant to the Registration Statement through a broker, each Investor shall instruct its broker or brokers to deliver the Prospectus to the purchaser or purchasers in connection with such sale, shall supply copies of such Prospectus to such broker or brokers and shall otherwise use its reasonable best efforts to comply with the prospectus delivery requirements of the 1933 Act;

                (6) Each Investor agrees to notify the Company promptly after the event of the completion of the sale by such Investor of all Registrable Securities to be sold by such Investor pursuant to the Registration Statement; and

                (7) Each Investor agrees not to use Registrable Securities for the purpose of covering any Short Sale by such Investor of Common Stock unless at the time of such Short Sale such Investor shall have complied with the requirements of Section 8(c)(4) with respect to such Short Sale to the extent compliance with such requirements is necessary under the 1933 Act.

           (d) Expenses of Registration;. All reasonable expenses incurred in connection with registrations, filings or qualifications pursuant to this Agreement shall be paid by the Company, including, without limitation, all registration, listing and qualifications fees, printers and accounting fees and the fees and disbursements of counsel for the Company and the Investors, but excluding (1) fees and expenses of investment bankers retained by any Investor,
(2) brokerage commissions incurred by any Investor and (3) fees and disbursements of counsel for the Investors.

           (e)  Indemnification;.

                (1) To the extent permitted by law, the Company will indemnify and hold harmless each Indemnified Person against any Claims to which any of them may become subject under the 1933 Act, the 1934 Act or otherwise, insofar as such Claims (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any of the following statements, omissions or violations in the Registration Statement, or any post-effective amendment thereof, or any prospectus included therein: (i) any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement or any post-effective amendment thereof or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, (ii) any untrue statement or alleged untrue statement of a material fact contained in any Prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in light of the circumstances under which the statements therein were made, not misleading or (iii) any violation or alleged violation by the Company of the 1933 Act, the 1934 Act, any state securities law or any rule or regulation under the 1933 Act, the 1934 Act or any state securities law (the matters in the foregoing clauses (i) through (iii) being, collectively, "Violations"). Subject to the restrictions set forth in Section 8(e)(3) with respect to the number of legal counsel, the Company shall reimburse the Investors and each such controlling person, promptly as such expenses are incurred and are due and payable, for any reasonable legal fees or other expenses incurred by them in connection with investigating or defending any such Claim. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 8(e)(1) shall not apply to:
(I) a Claim arising out of or based upon a Violation which occurs in reliance upon and in conformity with information relating to an Indemnified Person furnished in writing to the Company by any Indemnified Person or underwriter for such Indemnified Person expressly for use in connection with the preparation of the Registration Statement or any such amendment thereof or supplement thereto, if such Prospectus was timely made available by the Company pursuant to Section 8(b)(3) hereof; (II) an Indemnified Person with respect to a Claim which arises solely from the failure of such Indemnified Person to comply in any material respect with Section 8(c)(4); and (III) amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Company. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Indemnified Person and shall survive the transfer of the Registrable Securities by the Investors.

                (2) In connection with the Registration Statement, each Investor agrees to indemnify and hold harmless, to the same extent and in the same manner set forth in Section 8(e)(1), each Indemnified Party against any Claim to which any of them may become subject, under the 1933 Act, the 1934 Act or otherwise, insofar as such Claim arises out of or is based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs (A) in reliance upon and in conformity with written information furnished to the Company by such Investor expressly for use in connection with such Registration Statement or (B) the failure of such Indemnified Person to comply in any material respect with Section 8(c)(4); and such Investor will reimburse any legal or other expenses reasonably incurred by them in connection with investigating or defending any such Claim; provided, however, that the indemnity agreement contained in this Section 8(e)(2) shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of such Investor, which consent shall not be unreasonably withheld; provided, further, however, that the Investor shall be liable under this Section 8(e)(2) for only that amount of a Claim as does not exceed the proceeds to such Investor as a result of the sale of Registrable Securities pursuant to such Registration Statement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Indemnified Party and shall survive the transfer of the Registrable Securities by the Investors. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 8(e)(2) with respect to any preliminary prospectus shall not inure to the benefit of any Indemnified Party if the untrue statement or omission of material fact contained in the preliminary prospectus was corrected on a timely basis in the Prospectus, as then amended or supplemented.

                (3) Promptly after receipt by an Indemnified Person or Indemnified Party under this Section 8(e) of notice of the commencement of any action (including any governmental action), such Indemnified Person or Indemnified Party shall, if a Claim in respect thereof is to be made against any indemnifying party under this Section 8(e), deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume control of the defense thereof with counsel reasonably satisfactory to the Indemnified Person or the Indemnified Party, as the case may be; provided, however, that an Indemnified Person or Indemnified Party shall have the right to retain its own counsel with the fees and expenses to be paid by the indemnifying party, if, in the reasonable opinion of counsel retained by the indemnifying party, the representation by such counsel of the Indemnified Person or Indemnified Party and the indemnifying party would be inappropriate due to actual or potential differing interests between such Indemnified Person or Indemnified Party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve such indemnifying party of any liability to the Indemnified Person or Indemnified Party under this Section 8(e), except to the extent that the indemnifying party is prejudiced in its ability to defend such action. The indemnification required by this Section 8(e) shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as such expense, loss, damage or liability is incurred and is due and payable.

           (f) Contribution;. To the extent any indemnification by an indemnifying party as set forth in Section 8(e) above is applicable by its terms but is prohibited or limited by law, the indemnifying party agrees to make the maximum contribution with respect to any amounts for which it would otherwise be liable under Section 8(e) to the fullest extent permitted by law. In determining the amount of contribution to which the respective parties are entitled, there shall be considered the relative fault of each party, the parties' relative knowledge of and access to information concerning the matter with respect to which the claim was asserted, the opportunity to correct and prevent any statement or omission and any other equitable considerations appropriate under the circumstances; provided, however, that (a) no contribution shall be made under circumstances where the maker would not have been liable for indemnification under the fault standards set forth in Section 8(e), (b) no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any other person who was not guilty of such fraudulent misrepresentation and (c) contribution by any seller of Registrable Securities shall be limited to the amount of the proceeds received by such seller from the sale of such Registrable Securities

           (g) Reports under 1934 Act;. With a view to making available to the Investors the benefits of Rule 144, the Company agrees:

                (a) to promptly furnish to each Investor so long as such Investor owns Registrable Securities, such information as may be necessary to permit the Investors to sell Registrable Securities pursuant to Rule 144 without registration; and

                (b) if at any time the Company is not required to file such reports with the SEC under Sections 13 or 15(d) of the 1934 Act, to use its best efforts to, upon the request of an Investor, make publicly available other information so long as is necessary to permit publication by brokers and dealers of quotations for the Common Stock and sales of the Registrable Securities in accordance with Rule 15c2-11 under the 1934 Act.

           9.MISCELLANEOUS.

                (a) Governing Law. This Agreement shall be governed by and interpreted in accordance with the laws of the State of California.

                (b) Headings. The headings, captions and footers of this Agreement are for convenience of reference and shall not form part of, or affect the interpretation of, this Agreement.

                (c) Severability. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement or the validity or enforceability of this Agreement in any other jurisdiction.

                (d) Notices. Any notices required or permitted to be given under the terms of this Agreement shall be sent by mail, personal delivery, by telephone line facsimile transmission or courier and shall be effective five days after being placed in the mail, if mailed, or upon receipt, if delivered personally, by telephone line facsimile transmission or by courier, in each case addressed to a party at such party's address (or telephone line facsimile transmission number) shown in the introductory paragraph or on the signature page of this Agreement or such other address (or telephone line facsimile transmission number) as a party shall have provided by notice to the other party in accordance with this provision. In the case of any notice to the Company, such notice should be addressed to the Company at its address shown in the introductory paragraph of this Agreement, Attention: President and Chief Executive Officer (telephone line facsimile number (650) 873-8367), and a copy shall also be given to: Brobeck, Phleger & Harrison LLP, Two Embarcadero Place, 2200 Geng Road, Palo Alto, California 94303-0913, Attention: J. Stephan Dolezalek, Esq. (telephone line facsimile transmission number (650) 496-2885).

                (e) Counterparts. This Agreement may be executed in counterparts and by the parties hereto on separate counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same agreement. A telephone line facsimile transmission of this Agreement bearing a signature on behalf of a party hereto shall be legal and binding on such party.

                (f) Entire Agreement; Benefit. This Agreement, including the Appendices hereto, constitute the entire agreement among the parties hereto with respect to the subject matter hereof. There are no restrictions, promises, warranties, or undertakings, other than those set forth or referred to herein or therein. This Agreement, including the Appendices hereto, supersede all prior agreements and understandings among the parties hereto with respect to the subject matter hereof. This Agreement and the terms and provisions hereof and thereof are for the sole benefit of only the Company, the Investor and their respective successors and permitted assigns.

                (g) Waiver. Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or exercise of any other right or power.

                (h) Amendment. No amendment, modification, waiver, discharge or termination of any provision of this Agreement nor consent to any departure by the Investor or the Company therefrom shall in any event be effective unless the same shall be in writing and signed by the party to be charged with enforcement, and then shall be effective only in the specific instance and for the purpose for which given. No course of dealing between the parties hereto shall operate as an amendment of this Agreement.

                (i) Further Assurances. Each party to this Agreement will perform any and all acts and execute any and all documents as may be necessary and proper under the circumstances in order to accomplish the intents and purposes of this Agreement and to carry out its provisions.

                (j) Termination. The Investor shall have the right to terminate this Agreement by giving notice to the Company at any time at or prior to the Closing Date if:

                     (1) the Company shall have failed, refused, or been unable at or prior to the date of such termination of this Agreement to perform any of its obligations hereunder;

                     (2) any other condition of the Company's obligations hereunder is not fulfilled;

Any such termination shall be effective upon the giving of notice thereof by the Investor. Upon such termination, the Investor shall have no further obligation to the Company hereunder and the Company shall remain liable for any breach of this Agreement or the other documents contemplated hereby which occurred on or prior to the date of such termination.

           IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective officers thereunto duly authorized as of the dates set forth below.


Principal Amount:    $______________________________



SHAMAN PHARMACEUTICALS, INC.


By:    /s/ Lisa A. Conte
       _____________________
Name:  Lisa A. Conte
Title: President & CEO

Date:  April 5, 1999


Name of Investor:   Each Investor



By:    /s/ Each Investor
       _____________________
Name:
Title:

Date: ______________________

Address:

                             EXHIBIT A: FORM OF NOTE


THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES LAWS. THE SALE TO THE HOLDER OF THIS NOTE OF THE SHARES ISSUABLE UPON CONVERSION OF THIS NOTE AND IN PAYMENT OF INTEREST ON THIS NOTE ARE NOT COVERED BY A REGISTRATION STATEMENT UNDER THE ACT OR REGISTRATION UNDER STATE SECURITIES LAWS. THIS NOTE HAS BEEN ACQUIRED, AND SUCH SHARES MUST BE ACQUIRED, FOR INVESTMENT ONLY AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF REGISTRATION OF THE RESALE THEREOF OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY IN FORM, SCOPE AND SUBSTANCE TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

                          SHAMAN PHARMACEUTICALS, INC.
             SENIOR SUBORDINATED SECURED CONVERTIBLE PROMISSORY NOTE

No. __
South San Francisco, California                      $______________
____________, 1999

           FOR VALUE RECEIVED, SHAMAN PHARMACEUTICALS, INC., a Delaware corporation (hereinafter called the "Company"), hereby promises to pay to [INSERT NAME AND ADDRESS OF INVESTOR], or registered assigns (the "Holder") or order, the sum of ____________ Dollars ($____________), on the earlier to occur of (i) thirty (30) days after the consummation by the Company of a primary registered public offering of its equity securities at any time after the date of this Note, or (ii) January 1, 2000 (such earlier date to be referred to as the "Maturity Date"), and to pay interest on the unpaid principal balance hereof at the rate of twelve percent (12%) per annum, from the date hereof, until the same becomes due and payable, whether at maturity or upon acceleration or by conversion in accordance with the terms hereof or otherwise. Interest shall be payable in arrears on the 1st day of each July, September, December and March on the principal amount outstanding on such date, commencing on the first of such dates which is at least 90 days after the Issuance Date, and at maturity (the "Interest Payment Dates"). Interest on this Note shall be computed on the basis of a 360-day year of twelve 30-day months.

           Except as otherwise specifically provided herein, all payments of principal of and premium, if any, and interest on this Note shall be made in lawful money of the United States of America. All cash payments shall be made by wire transfer of immediately available funds to such account as the Holder may from time to time designate by written notice in accordance with the provisions of this Note. Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a Business Day, the same shall instead be due on the next succeeding day which is a Business Day and, in the case of any Interest Payment Date which is not the date on which this Note is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date.

This Note is one of a series of Notes (the "Other Notes" as defined below and together, the "Notes") issued pursuant to a Credit Facility and Note Purchase Agreement (the "Note Purchase Agreement") by and among the Company and certain Investors named in the Note Purchase Agreement. This Note may not be prepaid, redeemed or repurchased without the consent of the Holder and any offer by the Company to prepay this Note or any of the other Notes shall be may pro-rata to the then principal amount among all holders of Notes. Any offer of consideration to waive or amend Other Notes may only be made to the extent that such offer is also made to the Holder on a pro-rata basis. Certain capitalized terms used in this Note are defined in Section 1.

           The obligations of the Company under this Note shall rank in right of payment on a parity with all other unsubordinated obligations of the Company for indebtedness for borrowed money or the purchase price of property, except as and to the extent otherwise specifically provided in Section 5. This Note is issued pursuant to the Note Purchase Agreement and the Holder of this Note and this Note are subject to the terms of the Note Purchase Agreement. The obligations of the Company under this Note are secured pursuant to, and the Holder of this Note is entitled to the benefits of, the that certain Security Agreement between the Company and the Collateral Agent dated as of April 5, 1999.

           The following terms shall apply to this Note:

1.    DEFINITIONS

           1.1 Certain Defined Terms. The following terms shall have the following meanings:

           (a) "Act" means the Securities Act of 1933, as amended.

           (b) "Affiliate" means, with respect to any Person, any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with the subject Person, including, without limitation, an investment fund which has the same investment advisor as the Holder.

           (c) "Bankruptcy Code" means the federal bankruptcy law of the United States as from time to time in effect (Title 11 of the United States Code on the date of this Note); and references in this Note to sections of the Bankruptcy Code in effect on the date of this Note shall refer to comparable sections of any revised version thereof if section numbering is changed.

           (d) "Business Day" shall mean any day other than a Saturday, Sunday or a day on which commercial banks in The City of San Francisco are authorized or required by law or executive order to remain closed.

           (e) "Collateral" means all items or categories of assets owned by the Company in which one or more of the Holders under the Notes has a security interest.

           (f) "Collateral Agent" shall mean the Note Holder identified as such in the Security Agreement.

           (g) "Conversion Price" shall mean the per share price at which Shares are sold in the Offering, or, in the event the Company has not consummated any qualifying Offering on or before December 31, 1999, then a price equal to the lower of $0.05 per share (which price shall be subject to equitable adjustment from time to time for stock splits, recapitalizations, stock dividends and the like) or one-third of the five trading day weighted average trading price of the Common Stock for the period ending three (3) days prior to the date of conversion.

           (h) "Enforcement Action" means, with respect to any Holder and with respect to any Claim of such Holder or any item of Collateral in which such Holder has or claims a security interest, lien or right of offset, any action, whether judicial or nonjudicial, to repossess, collect, accelerate, offset, recoup, give notification to third parties with respect to, sell, dispose of, foreclose upon, give notice of sale, disposition, or foreclosure with respect to, or obtain equitable or injunctive relief with respect to, such Claim or Collateral, including, without limitation, the filing by any Holder of, or the joining in the filing by any Holder of, an involuntary bankruptcy or insolvency proceeding against the Company also is an Enforcement Action.

           (i) "Event of Default" shall have the meaning provided  in Section 3.

           (j) "Generally Accepted Accounting Principles" for any Person means the generally accepted accounting principles and practices applied by such Person from time to time in the preparation of its audited financial statements.

           (k) "Indebtedness" as used in reference to any Person means all indebtedness of such person for borrowed money, the deferred purchase price of property, goods and services and obligations under leases which are required to be capitalized in accordance with Generally Accepted Accounting Principles and shall include all such indebtedness guaranteed in any manner by such person or in effect guaranteed by such person through a contingent agreement to purchase and all indebtedness for the payment or purchase of which such person has contingently agreed to advance or supply funds and all indebtedness secured by mortgage or other lien upon property owned by such person, although such person has not assumed or become liable for the payment of such indebtedness, and, for all purposes hereof, such indebtedness shall be treated as though it has been assumed by such person.

           (l) "Insolvency Event" means any distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the property of the Company or the proceeds thereof to the creditors of the Company, or the readjustment of the Claims, whether by reason of liquidation, bankruptcy, arrangement, receivership, assignment for the benefit of creditors or any other action or proceeding involving the readjustment of all or any part of the Claims, or the application of the property of the Company to the payment or liquidation thereof, or upon the dissolution or other winding up of the Company's business.

           (m) "Majority Holders" means at any time the holders of this Note and the other Notes which hold Notes and Other Notes which, , represent a majority of the aggregate outstanding principal amount of this Note and the other Notes..

           (n) "Market Price" of any security on any date shall mean the last reported sale price of such security on such date on Nasdaq or such other securities exchange or other market on which such security is listed for trading which constitutes the principal securities market for such security, as reported by Nasdaq or such exchange or other market.

           (o) "Maturity Date" shall have the meaning provided in the first paragraph of this Note.

           (p) "MMC/GATX Loan Agreement" means the Loan and Security Agreement, dated as of May 7, 1997, between the Senior Lender and the Company, as amended.

           (q) "Note Purchase Agreement" shall mean the Credit Facility and Note Purchase Agreement, dated as of April 5, 1999 by and between the Company and the original Holder of this Note.

           (r) "Offering" shall mean the first equity offering by the Company of its securities in a primary registered public offering of such equity.

           (s) "Other Notes" means the several Senior Subordinated Convertible Notes issued pursuant to the Note Purchase Agreement.

           (t) "Original Principal" shall mean the original principal amount of this Note.

           (u) "Person" means an individual, partnership, corporation, trust, incorporated organization, or similar entity, and a government or a governmental agency or political subdivision.

           (v) "Registration Statement" means the Registration Statement required to be filed by the Company with the SEC pursuant to Section 8 of the Note Purchase Agreement.

           (w) "SEC" means the Securities and Exchange Commission.

           (x) "Security Agreement" shall mean the Security Agreement, dated as of April __1999, by and between the Company and the Collateral Agent.

           (y) "Senior Lender" means MMC/GATX Partnership No. I, a California general partnership.

           (z) "Senior Lender Claims" means any and all present and future "claims" (used in its broadest sense, as contemplated by and defined in Section 101(5) of the Bankruptcy Code, but without regard to whether such claim would be disallowed under the Bankruptcy Code) of the Senior Lender now or hereafter arising or existing under or relating to the MMC/GATX Loan Agreement, whether joint, several, or joint and several, whether fixed or indeterminate, due or not yet due, contingent or non-contingent, matured or unmatured, liquidated or unliquidated, or disputed or undisputed, whether under a guaranty or a letter of credit, and whether arising under contract, in tort, by law, or otherwise, any interest or fees thereon (including interest or fees that accrue after the filing of a petition by or against the Company under the Bankruptcy Code, irrespective of whether allowable under the Bankruptcy Code), any costs of Enforcement Actions, including reasonable attorneys' fees and costs, and any prepayment or termination premiums.

           (aa) "Shares" shall mean that class and series of equity securities offered by the Company in the Offering, or, in the event the Company has not consummated any qualifying Offering on or before December 31, 1999, then shares of the Company's Common Stock.

           (bb) "Standstill Period" means the period commencing on the date an Event of Default occurs or the Holder gives a Holder Notice or a Holder Redemption Notice to the Company and ending at 12:00 noon, New York City time, on the fifth Business Day after the Standstill Notice Date; provided, however, that if prior to 12:00 noon, New York City time, on such fifth Business Day (i) the outstanding Senior Lender Claims are paid in full, the Standstill Period shall end at the time of such payment or (ii) the Senior Lender shall have accelerated all outstanding Senior Lender Claims and declared the same to be immediately due and payable and shall have provided notice of such acceleration to the Holder, the Standstill Period shall end when such Senior Lender Claims are paid in full.

           (cc) "Trading Day" means a day on which either the national securities exchange or Nasdaq which then constitutes the principal securities market for the Common Stock is open for general trading.

2.    CONVERSION; RIGHTS AND OBLIGATIONS

           2.1 Conversion Right. The Holder shall have the right from and after the date on which the Offering is consummated (or, if no Offering has been consummated on or before such date, then as of December 31, 1999) but prior to the Maturity Date, to convert at any time all or from time to time any part of the outstanding and unpaid principal amount of this Note, and accrued and unpaid interest on the principal amount to be converted and on any such interest, into fully paid and nonassessable Shares at the Conversion Price in effect on the date the applicable Conversion Notice is given in accordance with this Note. The Company shall notify the Holder of the completion of the Offering on the date the Offering is consummated.

           2.2 Authorized Shares. The Company covenants that, during the period the conversion rights exist, it shall use its best efforts to reserve from its authorized and unissued shares of the class and series constituting the Shares such number of Shares as will permit for the issuance of Shares upon the full conversion of this Note, subject to reduction from time to time by the number of Shares issued on conversion of this Note, it being understood that such Share are currently not authorized or reserved and that such reservation and authorization shall occur only upon the approval thereof by the stockholders of the Company. The Company represents and warrants that upon issuance, such shares of the Shares will be duly and validly issued, fully paid and non-assessable.

           2.3  Method of Conversion.

           (a) The right of the Holder to convert this Note shall be exercised by delivering (which may be made by telephone line facsimile transmission) to the Company, a Conversion Notice stating the principal amount of this Note which, together with interest, is being converted and the number of Shares to be issued upon such conversion. The Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of shares of the shares or other securities or property on conversion of this Note in a name other than that of the Holder, and the Company shall not be required to issue or deliver any such shares or other securities or property unless and until the person or persons requesting the issuance thereof shall have paid to the Company the amount of any such tax or shall have established to the satisfaction of the Company that such tax has been paid. The Holder shall be responsible for the amount of any withholding tax payable in connection with any conversion.

           (b) The Company may by notice to the Holder from time to time require the Holder to surrender this Note in exchange for the issuance by the Company of a new Note in a principal amount equal to the outstanding principal amount of this Note and otherwise having terms identical to this Note.

           (c) In case of any consolidation or merger of the Company with any other corporation (other than a wholly-owned subsidiary of the Company) in which the Company is not the surviving corporation, or in case of any sale or transfer of all or substantially all of the assets of the Company, or in the case of any share exchange pursuant to which all of the outstanding shares of the Shares are converted into other securities or property, the Company shall make appropriate provision or cause appropriate provision to be made so that the Holder shall have the right thereafter to convert this Note into the kind of shares of stock and other securities and property receivable upon such consolidation, merger, sale, transfer or share exchange by the persons who were holders of the Shares immediately prior to the effective date of such consolidation, merger, sale, transfer or share exchange and on a basis which preserves the economic benefits of the conversion rights of the Holder on a basis as nearly as practical as such rights existed prior to such consolidation, merger, sale, transfer or share exchange.

           (d) Upon receipt by the Company from the Holder of a Conversion Notice meeting the requirements for conversion as provided in Section 2.3(a) and this Section 2.3(d) , the Company shall issue and deliver or cause to be issued and delivered to the Holder certificates for the Shares issuable upon such conversion by the close of business on the fifth Business Day after the date of such receipt, and as of the close of business on the date of receipt of such Conversion Notice the Holder shall be deemed to be the holder of record of the Shares issuable upon such conversion, the outstanding principal amount and the amount of accrued and unpaid interest on this Note shall be reduced to reflect such conversion, and all rights with respect to the portion of this Note being so converted shall forthwith terminate except the right to receive the Shares or other securities, cash or other assets, as herein provided, on such conversion.

           (e) No fractional Shares shall be issued upon conversion of this Note but, in lieu of any fraction of a Share which would otherwise be issuable in respect of the amount of this Note and the Other Notes converted at one time by the Holder, the Company may round the number of Shares issued on such conversion up to the next highest whole share or may pay lawful money of the United States of America, based on a value of one Share being equal to the last sale price of the Shares on the date the applicable Conversion Notice is given to the Company, as reported by Bloomberg, L.P.

3.    EVENTS OF DEFAULT

           If any of the following events of default (each, an "Event of Default") shall occur:

           3.1 Failure to Pay Principal or Interest. The Company fails (a) to pay the principal, when due, whether at maturity, upon acceleration or otherwise, as applicable, or (b) to pay any installment of interest hereon when due and, in the case of this clause (b) of this Section 3.1 only, such failure continues for a period of five (5) Business Days after the due date thereof;

           3.2 Conversion and the Shares. The Company fails to issue or cause to be issued the Shares to the Holder upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Note or fails to transfer any certificate for the Shares issued to the Holder upon conversion of this Note as and when required by this Note or the Note Purchase Agreement.

           3.3 Failure to Maintain Share Reservation. Any failure by the Company to maintain the reservation of Shares sufficient for conversion of the Notes once such initial reservation has been approved and authorized by the Company's stockholders and Board of Directors.

           3.4 Breach of Covenant. The Company breaches any other material covenant or other material term or condition of this Note, the Note Purchase Agreement, or the Security Agreement and such breach continues for a period of ten (10) days after written notice thereof to the Company from the Holder;

           3.5 Breach of Representations and Warranties. Any representation or warranty of the Company made herein or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith (including, without limitation, the Note Purchase Agreement and the Security Agreement, shall be false or misleading in any material respect when made;

           3.6 Certain Voluntary Proceedings. The Company or any material subsidiary of the Company shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due or shall admit in writing its inability generally to pay its debts as they become due;

           3.7 Certain Involuntary Proceedings. An involuntary case or other proceeding shall be commenced against the Company or any material subsidiary of the Company seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of sixty (60) consecutive days; or

           3.8 Security Agreement. The occurrence of any Event of Default (as defined in the Security Agreement);

then upon the occurrence and during the continuation of any Event of Default, except in the case of Sections 3.6 and 3.7 which shall be mandatory, at the option of the Holder, the Company shall, pay to the Holder an amount equal to the sum of (1) the outstanding principal amount of this Note plus (2) accrued and unpaid interest on such principal amount to the date of payment, and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity, including all rights and remedies under or in connection with the Security Agreement.

4.    PAYMENT OR CONVERSION

           The Holder shall have the right, exercisable at any time at least ten
(10) days prior to the closing date for the Offering (or such later date as the Company may permit) by giving a Conversion Election, to elect that upon the closing of the Offering the outstanding amount of this Note shall be converted into Shares in accordance with Section 2.1. If the Holder gives a Conversion Election, then on the closing of the Offering the outstanding amount of this Note shall be converted into the number of Shares determined in accordance with
Section 2.1.

5.    SUBORDINATION

           5.1 Subordination. If any Holder Claims are outstanding and there shall occur an Event of Default, then during the applicable Standstill Period, no payments shall be made in respect of the Holder Claims other than from, or from the proceeds of, the Collateral under the Security Agreement. During such Standstill Period, the Holder shall be prohibited from taking any Enforcement Action other than an Enforcement Action which constitutes the exercise of any right or remedy with respect to the Collateral under the Security Agreement; provided, however, that if the Holder had initiated an Enforcement Action prior to the commencement of a Standstill Period at a time when it was permitted to do so, then the Holder shall not be prevented during such Standstill Period from taking any steps with respect to such pending Enforcement Action as are required by law or are reasonably required to avoid material prejudice to its rights. If at or before 12:00 noon, San Francisco time, on the fifth Business Day of a Standstill Period the Senior Lender shall have declared all outstanding Senior Lender Claims to be immediately due and payable and shall have provided written notice of such acceleration to the Holder, no payment shall be made in respect of the Holder Claims until such Standstill Period has expired, except as otherwise permitted by this Section 5.1 with respect to the Collateral under the Security Agreement. If the Senior Lender does not so accelerate the Senior Lender Claims at or before 12:00 noon, San Francisco time, on the fifth Business Day of such Standstill Period or provide notice thereof to the Holder at or before 12:00 noon, San Francisco time, on the fifth Business Day of such Standstill Period, or if the Senior Lender cancels or withdraws such acceleration at any time during such Standstill Period, the Company shall thereupon no longer be prohibited from making any payment pursuant to this
Section 5.1 and shall thereupon pay the Holder in accordance with the terms of this Note the amount of all Holder Claims due by reason of the applicable Event of Default, Holder Notice or Holder Redemption Notice.

           5.2 Insolvency Events. In the event of any Insolvency Event, then,
(a) all payments and distributions of any kind or character, whether in cash or property or securities in respect of the Lenders' Claims shall be distributed as between the Senior Lender and the Holder as follows:

           (a) first, (i) solely out of the assets of the Company constituting Collateral of the Senior Lender at such time under the terms of the MMC/GATX Loan Agreement to the extent the Senior Lender has a security interest therein, to the Senior Lender in an amount up to the amount of the Senior Lender Claims, and (ii) solely out of the assets of the Company constituting Collateral of the Collateral Agent at such time under the Security Agreement to the extent the Collateral Agent has a security interest therein, ratably to the Holder and the holders of the Other Notes;

           (b) second, out of all remaining assets of the Company, if any, to the Senior Lender in an amount up to the amount of the Senior Lender Claims remaining unpaid after application of the amounts distributed to the Senior Lender pursuant to Section 5.2(a) above; and

           (c) third, out of all remaining assets of the Company, if any, ratably to the Holder and the holders of the Other Notes; and

           (d) the Holder shall promptly file a claim or claims, on the form required in such proceeding, for the full outstanding amount of the Holder's Claim, and shall use its best efforts to cause said claim or claims to be approved and the Holder hereby irrevocably agrees that if the Holder fails to do so within ten days after written notice of such failure from the Senior Lender to the Holder, the Senior Lender shall have the right, in the name of the Holder, or otherwise, to prove up any and all of the Holder's claims relating to the Holder Claims.

           5.3 Return of Payments. If, notwithstanding the foregoing, the Company shall make any payment to the Holder which is prohibited by the provisions of Section 5.1, then the Holder shall segregate such payment and hold it in trust for the benefit of the Senior Lender and shall immediately at the direction of the Senior Lender either pay it over to the Senior Lender or return the payment to the Company. Similarly, if, notwithstanding the foregoing, the Company shall make any payment to the Senior Lender which is prohibited by the provisions of Section 5.1, then the Senior Lender shall segregate such payment and hold it in trust for the benefit of the Holder and shall immediately at the direction of the Holder pay it over to the Holder or return the payment to the Company.

           5.4 Subrogation. Subject to the payment in full of the Senior Lender Claims, the rights of the Holder shall be subrogated to the extent of the payments or distributions made to the Senior Lender pursuant to the provisions of this Article to the rights of the Senior Lender to receive payments or distributions of cash, property or securities of the Company applicable to the Senior Lender Claims until the principal of and interest on this Note and all other Holder Claims shall be paid in full; and, for the purposes of such subrogation, no payments or distributions to the Senior Lender of any cash, property or securities to which the Holder would be entitled except for the provisions of this Article, and no payment over pursuant to the provisions of this Article, to or for the benefit of the Senior Lender by the Holder, shall, as between the Company, its creditors other than the Senior Lender, and the

Holder, be deemed to be a payment by the Company to or on account of the Senior Lender Claims; and no payments or distributions of cash, property or securities to or for the benefit of the Holder pursuant to the subrogation provisions of this Article, which would otherwise have been paid to the Senior Lender shall be deemed to be a payment by the Company to or for the account of the Holder Claims.

6.    MISCELLANEOUS

           6.1 Failure or Indulgency Not Waiver. No failure or delay on the part of the Holder in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privileges. All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

           6.2 Notices. Except as otherwise specifically provided herein, any notice herein required or permitted to be given shall be in writing and may be personally served, sent by telephone line facsimile transmission or delivered by courier or sent by United States mail and shall be deemed to have been given upon receipt if personally served, sent by telephone line facsimile transmission or sent by courier or five (5) days after being deposited in the United States mail, certified, with postage pre-paid and properly addressed, if sent by mail. For the purposes hereof, the address of the Holder shall be as shown on the records of the Company, the address of the Company shall be 213 East Grand Avenue, South San Francisco, California 94080, Attention: President and Chief Executive Officer (telephone line facsimile transmission number (650) 873-8367); and the address of the Senior Lender shall be MMC/GATX Partnership No. I, c/o GATX Capital Corporation, Four Embarcadero Center, Suite 2200, San Francisco, California 94111, Attention: Contract Administration (telephone line facsimile transmission number (415) 955-3493). The Holder, the Company and the Senior Lender may change their respective addresses for service of notices by service of written notice to both of such other entities as herein provided.

           6.3 Amendment Provision. The term "Note" and all reference thereto, as used throughout this instrument, shall mean this instrument as originally executed, or if later amended or supplemented, then as so amended or supplemented. Neither this Note or any Other Note nor the Security Agreement nor any terms hereof or thereof may be changed, waived, discharged or terminated unless such change, waiver, discharge or termination is in writing signed by the Majority Holders (and, in the case of (1) any change in the provisions of Section 5 or the definitions of Bankruptcy Code, Claim, Collateral, Enforcement Action, Holder Claims, Insolvency Event, Lender, , Senior Lender, Senior Lender Claims and Standstill Period, or any waiver with respect thereto, (2) any increase in the principal amount of this Note or (3) any shortening of the maturity of this Note by changing the stated maturity date hereof or otherwise amending this Note to accelerate the date on which any principal amount is scheduled to be repaid, the prior written consent of the Senior Lender is obtained), provided that no such change, waiver, discharge or termination shall, without the consent of the Holder and the holders of the Other Notes affected thereby, (i) extend the scheduled final maturity of this Note or any Other Note, or reduce the rate or extend the time of payment of interest (other than as a result of waiving the applicability of any post-default increase in interest rates) hereon or thereon or reduce the principal amount hereof or thereof or the Redemption Price or Repurchase Price, (ii) release the collateral or reduce the amount of collateral required to be deposited or maintained by the Company pursuant to the Security Agreement except as expressly provided in the Security Agreement, (iii) amend, modify or waive any provision of this Section 9.3, (iv) reduce any percentage specified in, or otherwise modify, the definition of Majority Holders or (v) except as provided in this Note, change the method of calculating the Conversion Price.

           6.4 Assignability. This Note shall be binding upon the Company and its successors and permitted assigns, and shall inure to the benefit of and be binding upon the Holder and its successors and permitted assigns.

           6.5 Governing Law. This Note shall be governed by the internal laws of the State of California, without regard to the principles of conflict of laws.

           6.6 Transfer of Note. This Note has not been and is not being registered under the provisions of the Act or any state securities laws and this Note may not be transferred unless (1) the transferee is an Affiliate or pledgee of the Holder, (2) the transferee is an "accredited investor" as defined in Regulation D under the Act and (3) the Holder shall have delivered to the Company an opinion of counsel, reasonably satisfactory in form, scope and substance to the Company, to the effect that this Note may be sold or transferred pursuant to an exemption from such registration. Prior to any such transfer, such transferee shall (x) have made written representations and warranties to and covenants with the Company with respect to such transferee in the form of Sections 3(a), 3(c), 5(a) and 5(b) of the Note Purchase Agreement, and (y) shall have further represented in writing to the Company that such transferee has requested and received from the Company all information relating to the business, properties, operations, condition (financial or other), results of operations or prospects of the Company deemed relevant by such transferee; that such transferee has been afforded the opportunity to ask questions of the Company concerning the foregoing

           6.7 Enforceable Obligation. The Company represents and warrants that at the time of the original issuance of this Note it received the full purchase price payable pursuant to the Note Purchase Agreement in an amount at least equal to the original principal amount of this Note, and that this Note is an enforceable obligation of the Company which is not subject to any offset, reduction, counterclaim or disallowance of any sort.

           6.8 Replacement of Notes. Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note and (a) in the case of loss, theft or destruction, of indemnity from the Holder reasonably satisfactory to the Company or (b) in the case of mutilation, upon surrender and cancellation of the Note, the Company at its expense will execute and deliver to the Holder a new Note of like tenor.

           IN WITNESS WHEREOF, the Company has caused this Note to be signed in its name by its duly authorized officer on the day and in the year first above written.

      SHAMAN PHARMACEUTICALS, INC.




By:___________________________________
Name:
Title:

                          EXHIBIT B - FORM OF WARRANT

                     EXHIBIT C - FORM OF SECURITY AGREEMENT


                               SECURITY AGREEMENT


           THIS SECURITY AGREEMENT (this "Agreement"), dated as of April __, 1999, is made by and among SHAMAN PHARMACEUTICALS, INC., a Delaware corporation ("Debtor"); each Investor named on the signature page hereto (each an "Investor" and together, the "Investors") and the Collateral Agent designated on the signature page hereto.

           WHEREAS, to secure the payment and performance of its obligations, indebtedness and liabilities pursuant to those Senior Subordinated Secured Convertible Notes (each a "Promissory Note") which may be issued at a single Closing occurring from time to time after the date of that certain Credit Facility and Note Purchase Agreement (the "Note Purchase Agreement") by and between the Debtor and the Investors dated of even date herewith issued by Debtor to each Investor (such obligations collectively the "Obligations") Debtor has agreed to enter into this Agreement.

           NOW THEREFORE, FOR VALUABLE CONSIDERATION, THE RECEIPT AND ADEQUACY OF WHICH ARE HEREBY ACKNOWLEDGED, THE PARTIES HAVE AGREED AS FOLLOWS:

           SECTION 1 Definitions; Interpretation.

           (a) As used in this Agreement, the following terms shall have the following meanings:

           "Collateral" has the meaning set forth in Section 2.

           "Event of Default" means any of the following:

                (i)    the occurrence of a Termination Event;

                (ii) the failure to make any payment of principal, interest or any other amount payable under the Promissory Note or hereunder when due which failure is not remedied within 10 days of the notice from an Investor to Debtor requesting such payment;

                (iii) any levy upon, seizure or attachment of the Collateral or any part thereof;

                (v) any of the representations or warranties contained in the Note Purchase Agreement, any Note or this Agreement shall be materially inaccurate or misleading when made or deemed made;

                (vi) the Debtor or any other Person shall challenge the validity of the grant of the security interest hereunder or this Agreement shall cease to create a valid perfected security interest in favor of the Investor;

                (vii)  any  "Event  of  Default"  as  defined  in the Notes; or

                (viii) any event or circumstance which with the giving of notice or passage of time, or both, would result in any of the foregoing.

           "GAAP" means generally accepted accounting principals as in effect in the United States from time to time.

           "Lien" means any mortgage, deed of trust, pledge, security interest, assignment, charge or encumbrance, lien (statutory or other), or other preferential arrangement (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing or any agreement to give any security interest).

           "Majority Investors" means the holders of at least fifty-one percent (51%) of the aggregate principal amount of the Notes then outstanding.

           "Permitted Liens" means any of the following: (i) Liens for taxes, assessments and other government charges either not delinquent or being contested in good faith and reserved for in accordance with GAAP; (ii) Liens of mechanics, materialman, warehousemen and similar Liens arising by operation of law in the ordinary course of business that individually or in the aggregate do not materially interfere with the use or value of any assets subject thereto;
(iii) all existing Liens in favor of MMC/GATX; and (iv) all existing rights of holders of Debtor's Series C Preferred Stock to receive royalty payment upon sales of the Company's products.

           "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated association, limited liability corporation, corporation, government agency, government or political subdivision thereof and any other entity.

           "Termination Event" means, with respect to the Debtor, any of the following:

                (i) a breach by Debtor of its obligations pursuant to the Note Purchase Agreement, the Senior Secured Notes or this Agreement, which breach is either not remedied within 20 days after notice thereof from an Investor, or which is otherwise material;

                (ii) the Debtor or any of its subsidiaries shall admit in writing its inability to, or shall fail generally or be generally unable to, pay its debts (including its payrolls) as such debts become due, or shall make a general assignment for the benefit of creditors; or the Debtor or any such subsidiary shall file a voluntary petition in bankruptcy or a petition or answer seeking reorganization, to effect a plan or other arrangement with creditors or any other relief under the Bankruptcy Reform Act of 1978, as amended or recodified from time to time (the "Bankruptcy Code") or under any other state or federal or foreign law relating to bankruptcy or reorganization granting relief to debtors, whether now or hereafter in effect, or shall file an answer admitting the jurisdiction of the court and the material allegations of any involuntary petition filed against the Debtor or any such subsidiary pursuant to the Bankruptcy Code or any such other state or federal or foreign law; or the Debtor or any such subsidiary shall be adjudicated a bankrupt, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of any custodian, receiver or trustee for all or any substantial part of the Debtor's or any such subsidiary's property, or shall take any action to authorize any of the actions or events set forth above in this paragraph; or an involuntary petition seeking any of the relief specified in this paragraph shall be filed against the Debtor or any such subsidiary; or any order for relief shall be entered against the Debtor or any such subsidiary in any involuntary proceeding under the Bankruptcy Code or any such other state or federal or foreign law referred to in this paragraph (iii);

                (iii) the Debtor or any of its subsidiaries shall (a) liquidate, wind up or dissolve (or suffer any liquidation, winding-up or dissolution), except to the extent expressly permitted by this Agreement,
(b) suspend its operations other than in the ordinary course of business, or
(c) take any corporate action to authorize any of the actions or events set forth above in this paragraph (iii).

           "UCC" means the Uniform Commercial Code as the same may, from time to time, be in effect in the State of California; provided, however, in the event that, by reason of mandatory provisions of law, any or all of the attachment, perfection or priority of the security interest in any Collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than the State of California, the term "UCC" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such attachment, perfection or priority and for purposes of definitions related to such provisions.

           (b) Where applicable and except as otherwise defined herein, terms used in this Agreement shall have the meanings assigned to them in the UCC.

           (c) In this Agreement, (i) the meaning of defined terms shall be equally applicable to both the singular and plural forms of the terms defined; and (ii) the captions and headings are for convenience of reference only and shall not affect the construction of this Agreement.

           (d) In this Agreement, the words "hereof", "herein", "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision hereof, and Subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

           (e) In this Agreement, unless otherwise expressly provided herein, references to agreements (including this Agreement) and other contractual instruments shall be deemed to include modifications, amendments and supplements thereto and restatements thereof.

           SECTION 2 Security Interest.

           (a) As security for the payment and performance of the Obligations, Debtor hereby pledges, assigns, transfers, hypothecates and sets over to the Investors and hereby grants to the Investors, a security interest in, all of Debtor's right, title and interest in, to and under the following property, wherever located and whether now existing or owned or hereafter acquired or arising (the "Collateral"): such patent applications, trade secrets and other intellectual property covering Debtor's products characterized as SB-300 and IBS- 400 as are further detailed on Exhibit A hereto, including any proceeds of (subject to all prior claims of any senior lender), after payment of any royalty obligations thereon existing as of the date of this Agreement, the sale of SB-300 (including proceeds of proceeds) in whatever form including, without limitation, in the form of accounts, accounts receivable, contract rights, chattel paper, instruments, deposit accounts and other rights to payment or rights of action and general intangibles;

           (b) This Agreement shall create a continuing security interest in the Collateral which shall remain in effect until terminated in accordance with
Section 16 hereof.

           SECTION 3 Further Assurance. Debtor shall execute and deliver to the Investors and the Collateral Agent at any time and from time to time, all financing statements, assignments, continuation financing statements, termination statements, account control agreements, and other documents and instruments, in form satisfactory to the Investors, and take all other action, as the Investors or the Collateral Agent may request, to perfect and continue perfected, maintain the priority of or provide notice of the security interest of the Investors in the Collateral or otherwise give effect to the purposes of this Agreement and the Note Purchase Agreement.

           SECTION 4 Collateral Agent.

           (a) The Majority Investors hereby appoint James McCamant. to perform the duties and obligations set forth in subsection (e) below (the "Collateral Agent") at any time, and whether before, during or after the occurrence of an Event of Default. The Collateral Agent's duties and obligations shall commence upon the date specified in the notice of acceptance to be submitted by the Collateral Agent. Each Investor hereby authorizes the Collateral Agent to take such action as agent on its behalf and to exercise such powers and perform such duties under this Agreement as are delegated to the Collateral Agent by the terms hereof, together with such powers as are reasonably incidental thereto. The duties and obligations of the Collateral Agent are strictly limited to those expressly provided for herein, and any additional duties and obligations expressly agreed upon by the Collateral Agent and the Majority Investors, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or otherwise exist against the Collateral Agent. Nothing in this Agreement shall, or shall be construed to, constitute the Collateral Agent a trustee or fiduciary for any Investor. In performing its functions and duties hereunder, the Collateral Agent shall act solely as the agent of the Investors and does not assume and shall not be deemed to have assumed any obligation towards or relationship of agency or trust with or for the Debtor. Notwithstanding anything to the contrary contained herein, Collateral Agent shall not be required to take any action which is contrary to this Agreement or applicable law.

           (b) The duties and obligations of the Collateral Agent hereunder shall consist of (i) exercising or refraining from exercising any rights, remedies or powers of the Investors hereunder or under applicable law in respect of the Notes or all or any portion of any Collateral, (ii) selling, releasing, surrendering, realizing upon or otherwise dealing with, in any manner and in any order, all or any portion of any Collateral, (iii) making any demands or giving any notices hereunder, (iv) effecting amendments to and granting waivers hereunder, (v) distributing payments to the Investors of amounts paid to it by the Debtor hereunder or received by it in connection with the Collateral, (vi) holding on behalf of the Investors any instruments or other possessory Collateral, and (vii) engaging and replacing (in consultation with the Investors and with the prior approval of the Majority Investors), instructing and remunerating on behalf of the Investors all consultants, experts and other Persons to be engaged by the Investors, including legal counsel for the Investors, in each case in accordance with the instructions of the Majority Investors.

           (c) the Collateral Agent shall not be responsible to any Investor for any action taken or omitted to be taken by it hereunder or in connection herewith, except for its own gross negligence or willful misconduct. The Collateral Agent shall use the level of care it uses with respect to its own property of a similar nature to assure the safe custody of Collateral in its possession. Beyond the exercise of such level of care to assure the safe custody of Collateral in its possession as the Collateral Agent, and the accounting for any monies actually received by the Collateral Agent in such capacity, the Collateral Agent shall have no duty or liability to exercise or preserve any rights, privileges and powers pertaining to the Collateral.

           Each Investor's interest in the Collateral shall be on a parity with the interests of all other Investors, and the interest of each Investor in the Collateral shall be ratable in the proportion that the aggregate indebtedness then outstanding and unpaid under the Notes held by such Investor bears to the aggregate indebtedness then outstanding and unpaid under the Notes held by all Investors (except to the extent the Investors agree to any other ratable interest therein). Any Investor holding any instruments, certificated investment property or other Collateral hereunder shall do so as agent for and for the ratable benefit of all Investors.

           SECTION 5 Authorization; Collateral Agent Appointed Attorney-in-Fact. Any Collateral Agent shall have the right to, in the name of Debtor, or in the name of the Investors or Collateral Agent or otherwise, upon notice to but without the requirement of assent by Debtor, and Debtor hereby constitutes and appoints Collateral Agent as Debtor's true and lawful attorney-in-fact, with full power and authority to: (i) sign any of the financing statements and other documents and instruments which must be executed or filed to perfect or continue perfected, maintain the priority of or provide notice of the Investors security interest in the Collateral (including any notices to or agreements with any securities intermediary); (ii) assert, adjust, sue for, compromise or release any claims under any policies of insurance; and (iii) execute any and all such other documents and instruments, and do any and all acts and things for and on behalf of Debtor, which Collateral Agent may deem reasonably necessary or advisable to maintain, protect, realize upon and preserve the Collateral and the Investors' security interest therein and to accomplish the purposes of this Agreement. Collateral Agent agrees that, except upon and during the continuance of an Event of Default, it shall not exercise the power of attorney, or any rights granted to Collateral Agent, pursuant to clauses (ii) and (iii). The foregoing power of attorney is coupled with an interest and irrevocable so long as the Obligations have not been paid and performed in full. In the event that a Collateral Agent is not appointed, each Investor, acting upon the direction of the Majority Investors, is hereby authorized to act as attorney-in-fact as contemplated by this Section 5. Debtor hereby ratifies, to the extent permitted by law, all that Collateral Agent or any such Investor shall lawfully and in good faith do or cause to be done by virtue of and in compliance with this
Section 5.SECTION 6 Representations and Warranties. Debtor represents and warrants to the Investors that:

           (a) Debtor is the sole owner of the Collateral, free from any Lien other than Permitted Liens.

           (b) This Agreement creates, or will at the time Debtor acquires rights in the same hereafter create, a first priority perfected security interest in and enforceable against the Collateral.

           (c) The execution, delivery and performance by the Debtor of this Agreement and the Transaction Documents, and the consummation by the Debtor of the transactions contemplated hereby and thereby, have been duly authorized and approved by all necessary corporate action of the Debtor. This Agreement and the Credit Facility and Note Purchase Agreement have been duly executed and delivered by the Debtor, and each constitutes a legal, valid and binding obligation of the Debtor, enforceable against the Debtor in accordance with their respective terms, except as limited by bankruptcy, insolvency or other laws of general application relating to the enforcement of creditors' rights generally.

           SECTION 7 Covenants. So long as any of the Obligations remain unsatisfied or unperformed Debtor agrees that:

           (a) Debtor shall appear in and defend any action, suit or proceeding which may affect to a material extent its title to, or right or interest in, or the Collateral Agent's or Investors's right or interest in, the Collateral, and shall do and perform all acts that may be necessary and appropriate to maintain, preserve and protect the Collateral. Without limiting the foregoing, Debtor shall prepare and file all necessary Uniform Commercial Code notices and assignments of inventions and patent applications as the Collateral Agent reasonably feels are appropriate to perfect or maintain the security interest created by this Agreement.

           (b) Debtor shall comply in all respects with all laws, rules, regulations and orders of any governmental agency or authority, and all policies of insurance, relating in a material way to the possession, operation, maintenance and control of the Collateral.

           (c) Debtor shall give prior written notice to the Collateral Agent and the Investors of: (i) any change in the location of Debtor's chief executive office or principal place of business; (ii) any change in its name; and (iii) any changes in its identity or structure in any manner which might make any financing statement filed hereunder incorrect or misleading.

           (d) Debtor shall keep accurate and comprehensive books and records with respect to the Collateral, disclosing the Investors's security interest hereunder.

           (e) Debtor shall not transfer or otherwise dispose of any of the Collateral to any other Person, without the prior written consent of the Collateral Agent or the Investors, and shall keep the Collateral free of all Liens except Permitted Liens.

           (f) Debtor shall at any time and from time to time upon reasonable notice permit the Collateral Agent or the Investors or any of their agents or representatives to visit the premises of Debtor and inspect the Collateral and to examine and make copies of and abstracts from the records and books of account of Debtor relating to the Collateral.

           (g) Debtor shall (i) notify the Collateral Agent and the Investors of any material claim made or asserted against the Collateral by any Person or other event which could materially adversely affect the value of the Collateral or the Investors's Lien thereon; (ii) furnish to the Collateral Agent and the Investors such statements and schedules further identifying and describing the Collateral and such other reports and other information in connection with the Collateral as the Investors may reasonably request, all in reasonable detail; and (iii) upon request of the Collateral Agent or the Investors make such demands and requests for information and reports as Debtor is entitled to make in respect of the Collateral.

           (h) Debtor shall pay and discharge all taxes, fees, assessments and governmental charges or levies imposed upon it with respect to the Collateral prior to the date on which penalties attach thereto, except to the extent such taxes, fees, assessments or governmental charges or levies are being contested in good faith by appropriate proceedings and in respect of which appropriate reserves are maintained in accordance with GAAP.

           (i) Debtor shall maintain and preserve its corporate existence, its rights to transact business and all other rights, franchises and privileges necessary or desirable in the normal course of its business and operations and the ownership of the Collateral.

           (j) Debtor shall at all times comply in all material respects with the requirements of all applicable laws, rules, regulations and orders of any court or governmental department, commission, board, bureau, agency or other instrumentality (domestic or foreign) and the terms of any indenture, contract or other instrument to which it is a party or under which it or its properties may be bound.

           (k) Debtor shall promptly notify the Collateral Agent and the Investors of any event or circumstance which constitutes an Event of Default.

           The Debtor and the Investors will hold the Collateral Agent harmless from, and indemnify against, all loss, cost or expense (including attorney fees and settlement payments) which may be incurred by the Collateral Agent by reason of any claim or cause of action arising from or relating to the performance of the duties at any time as Collateral Agent, whether or not those claims or causes of action relate to actions or events occurring during the actual service as Collateral Agent in effect under this Agreement, unless the Collateral Agent is adjudged by a court of final appeal to have engaged in willful misconduct in connection with the subject matter of such claim or cause of action.

           SECTION 9  Remedies.

           (a) Upon the occurrence and continuance of any Event of Default, the Investors may declare any of the Obligations to be immediately due and payable and shall have, in addition to all other rights and remedies granted to it in this Agreement or any other Transaction Document, all rights and remedies of a secured party under the UCC and other applicable laws. Without limiting the generality of the foregoing, the Collateral Agent, in each case as directed by the Majority Investors may sell, resell, lease, use, assign, license, sublicense, transfer or otherwise dispose of any or all of the Collateral in its then condition or following any commercially reasonable preparation or processing (utilizing in connection therewith any of Debtor's assets, without charge or liability to the Investors therefor) at public or private sale, by one or more contracts, in one or more parcels, at the same or different times, for cash or credit, or for future delivery without assumption of any credit risk, all as the Investors deem advisable; provided, however, that Debtor shall be credited with the net proceeds of sale only when such proceeds are finally collected by the Collateral Agent or the Investors. The Collateral Agent or the Investors shall have the right upon any such public sale, and, to the extent permitted by law, upon any such private sale, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption, which right or equity of redemption Debtor hereby releases, to the extent permitted by law. Debtor hereby agrees that the sending of notice by ordinary mail, postage prepaid, to the address of Debtor set forth herein, of the place and time of any public sale or of the time after which any private sale or other intended disposition is to be made, shall be deemed reasonable notice thereof if such notice is sent five days prior to the date of such sale or other disposition or the date on or after which such sale or other disposition may occur, provided that the Collateral Agent or the Investors may provide Debtor shorter notice or no notice, to the extent permitted by the UCC or other applicable law.

           (b) The cash proceeds actually received from the sale or other disposition or collection of Collateral, and any other amounts received in respect of the Collateral the application of which is not otherwise provided for herein, shall be applied first, to the payment of the reasonable costs and expenses of the Collateral Agent and Investors in exercising or enforcing its rights hereunder and in collecting or attempting to collect any of the Collateral, and to the payment of all other amounts payable to the Investors pursuant to Section 12 hereof; and second, to the payment of the Obligations. Any surplus thereof which exists after payment and performance in full of the Obligations shall be promptly paid over to Debtor or otherwise disposed of in accordance with the UCC or other applicable law. Debtor shall remain liable to the Investors for any deficiency which exists after any sale or other disposition or collection of Collateral.

           SECTION 10 Certain Waivers. Debtor waives, to the fullest extent permitted by law, (i) any right of redemption with respect to the Collateral, whether before or after sale hereunder; (ii) any right to require the Collateral Agent or the Investors (A) to proceed against any Person, (B) to exhaust any other collateral or security for any of the Obligations, (C) to pursue any remedy in the Collateral Agent's or the Investors's power, or (D) to make or give any presentments, demands for performance, notices of nonperformance, protests, notices of protests or notices of dishonor in connection with any of the Collateral; and (iii) all claims, damages, and demands against the Collateral Agent or the Investors arising out of any lawful repossession, retention, sale or application of the proceeds of any sale of the Collateral.

           SECTION 11 Notices. All notices or other communications hereunder shall be in writing (including by facsimile transmission) and mailed, sent or delivered to the respective parties hereto at or to their respective addresses or facsimile numbers set forth below their names on the signature pages hereof, or at or to such other address or facsimile number as shall be designated by any party in a written notice to the other parties hereto. All such notices and other communications shall be effective (i) if delivered by hand, when delivered; (ii) if sent by mail, upon the earlier of the date of receipt or 5 days after deposit in U.S. mail, first class; and (iii) if sent by facsimile transmission (with hard copy to follow promptly), when sent.

           SECTION 12 No Waiver; Cumulative Remedies. No failure on the part of the Collateral Agent or the Investors to exercise, and no delay in exercising, any right, remedy, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, remedy, power or privilege preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights and remedies under this Agreement are cumulative and not exclusive of any rights, remedies, powers and privileges that may otherwise be available to the Collateral Agent or the Investors.

           SECTION 13 Binding Effect. This Agreement shall be binding upon, inure to the benefit of and be enforceable by Debtor, the Collateral Agent, the Investors and their respective successors and assigns. This Agreement shall not be amended without the written consent of the Majority Investors.

           SECTION 14 Governing Law and Legal Actions. This Agreement shall be governed by and construed under the laws of California without regard to conflicts of laws provisions thereof. All parties consent to the jurisdiction of courts in the Northern and Southern Districts of California and agree that process may be served in the manner provided herein for giving of notices or otherwise as allowed by law. In any action or proceeding to enforce rights under this Agreement, the prevailing party shall be entitled to recover costs and attorneys' fees.

           SECTION 15 Entire Agreement. This Agreement and the Credit Facility and Note Purchase Agreement supersede all proposals, oral or written, all negotiations, conversations, or discussions between or among the parties relating to the subject matter of this Agreement and all past dealings or industry custom.

           SECTION 16 Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under all applicable laws and regulations. If, however, any provision of this Agreement shall be prohibited by or invalid under any such law or regulation in any jurisdiction, it shall, as to such jurisdiction, be deemed modified to conform to the minimum requirements of such law or regulation, or, if for any reason it is not deemed so modified, it shall be ineffective and invalid only to the extent of such prohibition or invalidity without affecting the remaining provisions of this Agreement, or the validity or effectiveness of such provision in any other jurisdiction.

           SECTION 17 Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Counterparts may be delivered by facsimile transmission, which delivery shall be conclusive notwithstanding any failure to deliver the original faxed counterpart.

           SECTION 18 Termination. Upon payment and performance in full of all Obligations, this Agreement shall terminate and the Investors shall promptly execute and deliver to Debtor such documents and instruments reasonably requested by Debtor as shall be necessary to evidence termination of all security interests given by Debtor to the Investors hereunder; provided, however, that the obligations of Debtor under Sections 11 and 17 hereof shall survive such termination.



                  [Remainder of page intentionally left blank]

           IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written. All signed copies of this Agreement shall be deemed originals.


                                  THE INVESTORS

                                  By:

                                  Name:_____________________________

                                  Title:____________________________

                                  Address:




                                  SHAMAN PHARMACEUTICALS, INC.


                                  By:

                                  Name:_____________________________

                                 Title:_____________________________

                                 Address:



                                 THE COLLATERAL AGENT.


                                 By:

                                 Name:_____________________________

                                 Title:____________________________

                                 Address:

                                                                 EXHIBIT 10.47A


                               AMENDMENT NO. 1 TO
                  CREDIT FACILITY AND NOTE PURCHASE AGREEMENT

      This Amendment Number 1 to the Credit Facility and Note Purchase Agreement (the "Note Agreement") by and between the undersigned and Shaman
Pharmaceuticals, Inc., A Delaware Corporation, (the "Company") is made as of the 13th day of April, 1999.

      WHEREAS, the parties have previously entered into the Note Agreement, including the Exhibits referenced therein, particularly the Security Agreement attached as Exhibit C thereto (the "Security Agreement");

      WHEREAS, as a result of certain negotiations with the MMC/GATX Partnership No. 1 ("MMC/GATX"), the Company has agreed that in exchange for granting MMC/GATX a first priority security interest in the Intellectual Property of the Company, MMC/GATX shall permit the Company to grant a second priority security interest in the same Intellectual Property to each Investor named in the Security Agreement;

      WHEREAS, the parties desire hereby to amend the terms of the Security Agreement as set forth below:

      NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

1. The definition of the term "Permitted Liens" shall be amended to read as follows:

      "Permitted Liens" means any of the following: (i) Liens for taxes, assessments and other government charges either not delinquent or being contested in good faith and reserved for in accordance with GAAP; (ii) Liens of mechanics, materialman, warehousemen and similar Liens arising by operation of law in the ordinary course of business that individually or in the aggregate do not materially interfere with the use or value of any assets subject thereto; (iii) all Liens in favor of MMC/GATX existing as of April 30, 1999; and (iv) all existing rights of holders of Debtor's Series C Preferred Stock to receive royalty payment upon sales of the Company's products.

2. Section 2(a) of the Security Agreement shall be amended to read as follows:

SECTION 2 Security Interest.
      (a) As security for the payment and performance of the Obligations, Debtor hereby pledges, assigns, transfers, hypothecates and sets over to the Investors and hereby grants to the Investors, a security interest in, all of Debtor's right, title and interest in, to and under the following property, wherever located and whether now existing or owned or hereafter acquired or arising (the "Collateral"): all of Debtor's patent applications, trade secrets and other intellectual property except that certain issued U.S. Patent Nos. 5,494,661 and 5,211,944 covering Debtor's SP-303 product including any proceeds of (subject to all prior claims of any senior lender), after payment of any royalty obligations thereon existing as of the date of this Agreement, the sale of products covered by such Intellectual Property (including proceeds of proceeds) in whatever form including, without limitation, in the form of accounts, accounts receivable, contract rights, chattel paper, instruments, deposit accounts and other rights to payment or rights of action and general intangibles;

      Except as so modified the Security Agreement shall be executed in the form attached as Exhibit A to the Note Agreement.

      The parties agree to take all such further action as may be necessary to effect the intent of this Amendment No. 1, including, without limitation the preparation and filing of appropriate documentation to perfect the security interests granted herein.

IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement as of the day and year first above written.


SHAMAN PHARMACEUTICALS, INC.


By: /s/ Lisa A. Conte
    _________________________________
    Lisa A. Conte
    President and CEO



INVESTOR: Each Investor
          ___________________________


By: /s/ Each Investor
    _________________________________

                                                               EXHIBIT 10.47B


                               AMENDMENT NO. 2 TO
                   CREDIT FACILITY AND NOTE PURCHASE AGREEMENT

      This Amendment No. 2 to the Credit Facility and Note Purchase Agreement (the "Credit Agreement") dated as of April 5, 1999 (the "Effective Date") by and between the undersigned (the "Investor"), Shaman Pharmaceuticals, Inc., a Delaware corporation (the "Company"), and other investor parties thereto as amended by that certain Amendment No. 1 thereto dated April 13, 1999, is made effective as of April 30, 1999. All "Capitalized" terms not defined herein shall have the meaning established in the Credit Agreement.

      WHEREAS, the Company, the Investor and the other parties thereto desire to stipulate that the Company desires to increase the amount to be borrowed from $1.5 million to $2.0 million; and

      WHEREAS, there are several additional provisions under the Credit Agreement, including timing of the Company's registration obligations, that the parties desire to amend;

      NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

1. The aggregate amount of principal under the Notes may be up to $2.0 million.

2. "Offering" shall mean the first equity offering by the Company of its securities in a primary registered public offering of such equity registered after the Effective Date.

3. "Registration Statement" means a registration statement on Form S-1 or Form S-3 of the Company under the 1933 Act which names the Investors as selling stockholders.

4. The last sentence of Section 4(i) that reads "The Company meets the requirements for the use of Form S-3 for the registration of the Shares by the Investor and any Investor" is hereby deleted.

5. The portion of the first sentence of Sections 8(a)(1) and 8(b)(1) that read "The Company shall prepare and not later than the Closing Date, file with the SEC a Registration Statement on Form S-3" and "the Company shall prepare promptly and file with the SEC not later than 20 days after the Closing Date," respectively, shall both be amended to read as follows: "The Company shall prepare promptly, and file with the SEC not later than 30 days after the registration statement covering the Offering is declared effective by the SEC, a Registration Statement."

      IN WITNESS WHEREOF, the parties have caused this Amendment (which may be executed in counterparts) to be duly executed as of the day and year first above written.

SHAMAN PHARMACEUTICALS, INC.


By: /s/ Lisa A. Conte
    _________________________________
    Lisa A. Conte
    President and CEO



INVESTOR: Each Investor

By: /s/ Each Investor
    _________________________________