Form 10-Q/A
period 1999-03-31
SHAMAN PHARMACEUTICALS INC
filed 1999-06-02
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                                 Amendment No. 1


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

                                EXPLANATORY NOTE

     This Form 10/A constitutes Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, originally filed by the Registrant on May 17, 1999, and is being filed to restate the statement of operations for the three months ended March 31, 1999 for the presentation of the restructuring costs.

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 March 31, 1999

                                                                          PAGE
                                                                         NUMBER
                                                                        -------

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes

            Condensed Balance Sheets as of March 31, 1999 (unaudited)
            and December 31, 1998                                           4

            Condensed Statements of Operations for the three months
            ended March 31, 1999 and March 31, 1998 (unaudited)             5

            Condensed Statements of Cash Flows for the three months
            ended March 31, 1999 and March 31, 1998 (unaudited)             6

            Notes to Condensed Financial Statements                         7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       10

Item 3.     Qualitative and Quantitative Disclosures About Market Risk      13


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               24

Item 2.     Changes in Securities                                           24

Item 3.     Defaults in Senior Securities                                   24

Item 4.     Submission of Matters to a Vote of Security Holders             24

Item 5.     Other Information                                               24

Item 6.     Exhibits and Reports on Form 8-K                                26


SIGNATURES                                                                  27

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


                                         SHAMAN PHARMACEUTICALS, INC.
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                               1999              1998
                                                                            ----------        ---------
                                                                        (in thousands, except per share data)

Revenue from collaborative  agreements                                       $       0        $     875
Operating expenses:
    Research and development                                                     2,468            7,513
    General and administrative                                                   1,494            1,276
    Restructuring Costs                                                          2,189                -
                                                                             ----------       ----------
         Total operating expenses                                                6,151            8,789
                                                                             ----------       ----------
Loss from operations                                                            (6,151)          (7,914)
Interest income                                                                     73              232
Interest expense                                                                  (259)            (807)
                                                                             ----------       ----------
Net loss                                                                        (6,337)          (8,489)
Deemed dividend on Preferred Stock                                              (2,273)               -
                                                                             ----------       ----------
Net loss applicable to Common Stockholders                                   $  (8,610)       $  (8,489)
                                                                             ==========       ==========
Basic and diluted net loss per common share                                  $   (0.26)       $   (0.48)
                                                                             ==========       ==========
Shares used in calculation of basic and diluted net loss per common share       33,255           17,836
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


     These unaudited interim financial statements have been prepared assuming that we will continue as a going concern. We need substantial working capital to fund our operations. As of March 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $2.7 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus approximately $1.0 million available under the Credit Agreement (see Note 3) will be sufficient to fund operations at the current level through mid-August, 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-August, 1999. In addition, unless we are successful in our efforts to raise additional capital through our proposed rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.


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


     We have incurred substantial additional costs in the first quarter of 1999 relating to our restructuring in February 1999. We expect to continue to incur losses at least through 1999. We need substantial working capital to fund our operations. As of March 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $2.7 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus approximately $1.0 million available under the Credit Agreement (see Note 3) will be sufficient to fund operations at the current level through mid-August, 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-August, 1999. In addition, unless we are successful in our efforts to raise additional capital through our proposed rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.


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

We will need significant additional capital to fund continuing operations


     We need substantial working capital to fund our operations. As of March 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $2.7 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus approximately $1.0 million available under the Credit Agreement (see Note 3) will be sufficient to fund operations at the current level through mid-August, 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-August, 1999. In addition, unless we are successful in our efforts to raise additional capital through our proposed rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.


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

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit No.    Description
        -----------    -----------------------------------------------------

           4.1* Form of Warrant, dated April 5, 1999, issued to certain investors of the Registrant.

           4.2* Form of Warrant, dated April 30, 1999, issued to MMC/GATX Partnership No. 1.

          10.30C* Amendment No. 2 to Loan and Security Agreement, dated as of April 30, 1999, by and between the Registrant and MMC/GATX Partnership No.1.

          10.47* Form of Credit Facility and Note Purchase Agreement, dated as of April 5, 1999, by and between the Registrant and the Investors named therein.

          10.47A* Amendment No. 1 to Form of Credit Facility and Note Purchase Agreement, dated as of April 13, 1999, by and between the Registrant and the Investors named in the Credit Facility and Note Purchase Agreement.

          10.47B* Amendment No. 2 to Form of Credit Facility and Note Purchase Agreement, dated as of April 30, 1999, by and between the Registrant and the Investors named in the Credit Facility and Note Purchase Agreement.

          27*          Financial Data Schedule

------------------
* Previously filed

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

Dated:  June 1, 1999


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