Form 10-Q
period 1999-06-30
SHAMAN PHARMACEUTICALS INC
filed 1999-08-16
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                      Yes      X                     No

Number of shares of Common Stock, $.001 par value, outstanding as of July 30, 1999: 3,327,189

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                  June 30, 1999

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements and Notes

               Condensed Balance Sheets as of June 30, 1999 (unaudited)
               and December 31, 1998                                          3

               Condensed Statements of Operations for the three and six
               months ended June 30, 1999 and June 30, 1998 (unaudited)       4

               Condensed Statements of Cash Flows for the three and six
               months ended June 30, 1999 and June 30, 1998 (unaudited)       5

               Notes to Condensed Financial Statements                        6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9

Item 3.        Quantitative and Qualitative  Disclosures About Market Risk   12


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                             21

Item 2.        Changes in Securities                                         21

Item 3.        Defaults in Senior Securities                                 21

Item 4.        Submission of Matters to a Vote of Security Holders           21

Item 5.        Other Information                                             23

Item 6.        Exhibits and Reports on Form 8-K                              23


SIGNATURES                                                                   24

PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes

                                                   SHAMAN PHARMACEUTICALS, INC.
                                                    CONDENSED BALANCE SHEETS


                                                                              June 30, 1999    December 31, 1998
                                                                              -------------    -----------------
                                                                               (Unaudited)       (in thousands)
           ASSETS

Current assets:
  Cash and cash equivalents                                                    $     517        $   5,887
  Short-term investments                                                              --            3,277
  Amounts due from related parties                                                   174              209
  Prepaid expenses and other current assets                                          371              284
                                                                                ---------        ---------
                       Total current assets                                        1,062            9,657

Property and equipment, net                                                        2,156            3,114
Other assets                                                                         308              368
                                                                                ---------        ---------
     Total assets                                                              $   3,526        $  13,139
                                                                                =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable and other accrued expenses                                  $   1,489        $   1,515
  Accrued clinical trial costs                                                       901            2,051
  Accrued professional fees                                                          971              948
  Accrued compensation                                                               178              327
  Accrued restructuring costs                                                      1,600               --
  Advances - contract research                                                       969              969
  Current installments of long-term obligations                                    2,783            2,804
                                                                                ---------        ---------
     Total current liabilities                                                     8,891            8,614

Long-term obligations, excluding current installments                              1,318            2,415

Stockholders' equity:
  Preferred Stock                                                                     --               --
  Common Stock                                                                         3               30
  Additional paid-in capital                                                     154,977          152,699
  Deferred compensation and other adjustments                                        (55)            (185)
  Accumulated deficit                                                           (161,608)        (150,434)
                                                                                ---------        ---------
     Total stockholders' equity (net capital deficiency)                          (6,683)           2,110
                                                                                ---------        ---------
     Total liabilities and stockholders' equity (net capital deficiency)       $   3,526        $  13,139
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


                                                     SHAMAN PHARMACEUTICALS, INC.
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                              ----------------------------      ---------------------------
                                                                  1999            1998              1999           1998
                                                              ------------     -----------      ------------    -----------
                                                                             (in thousands, except per share data)
Revenue from collaborative  agreements                        $       -        $     850        $       -       $   1,725

Operating expenses:
    Research and development                                      1,181            8,227            3,649          15,740
    General and administrative                                    1,325            1,408            2,819           2,684
    Restructuring costs                                            (136)               -            2,053               -
                                                              ----------       ----------       ----------      ----------
         Total operating expenses                                 2,370            9,635            8,521          18,424
                                                              ----------       ----------       ----------      ----------
Loss from operations                                             (2,370)          (8,785)          (8,521)        (16,699)

Other Income (expense):
    Interest income                                                  16              125               90             357
    Interest expense                                               (210)            (504)            (469)         (1,311)
                                                              ----------       ----------       ----------      ----------
Net (loss)                                                    $  (2,564)       $  (9,164)       $  (8,900)      $ (17,653)
Deemed dividend on Preferred Stock                                    -                -           (2,274)              -
                                                              ----------       ----------       ----------      ----------
Net loss applicable to Common Stockholders                    $  (2,564)       $  (9,164)       $ (11,174)      $ (17,653)
                                                              ==========       ==========       ==========      ==========
Basic and diluted net loss per common share                   $   (1.07)       $  (10.10)       $   (5.50)      $  (19.62)
                                                              ==========       ==========       ==========      ==========
Shares used in calculation of net loss per share                  2,399              908            2,031             900
                                                              ==========       ==========       ==========      ==========

See Notes to condensed financial statements.

                                         SHAMAN PHARMACEUTICALS, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                               Increase (Decrease) in Cash and Cash Equivalents
                                                  (Unaudited)

                                                                                Three Months Ended June 30,
                                                                              -------------------------------
                                                                                 1999                1998
                                                                              -----------         -----------
Operating activities:                                                                 (in thousands)

Net loss applicable to Common Stockholders                                    $  (11,174)         $  (17,653)

Adjustments to reconcile net loss applicable to Common Stockholders to net cash used in operating activities:
        Depreciation                                                                 401                 714
        Amortization of warrants and deferred equity costs                           193                 394
        (Gain) loss on disposal of fixed assets                                      (14)                 20
        Deemed dividend on Preferred Stock                                         2,273                   -
        Payment of interest in Common Stock                                           33                 456

Changes in operating assets and liabilities:
        Prepaid expenses, current assets and other assets                            (26)               (433)
        Accounts payable, accrued professional fees, accrued compensation,
            accrued clinical trial costs and contract research advances              298               1,125
                                                                              -----------         -----------
Net cash used in operating activities                                             (8,016)            (15,422)
                                                                              -----------         -----------
Investing activities:
        Purchases of available-for-sale investments                                    -              (1,999)
        Maturities of available-for-sale investments                                   -               5,049
        Sales of available-for-sale investments                                    3,292               2,806
        Proceeds on sale of fixed assets due to restructuring                        658                   -
        Capital expenditures                                                         (87)               (222)
        Employee loans, net of repayments and forgiveness of interest                 35                   -
                                                                              -----------         -----------
Net cash provided by investing activities                                          3,898               5,634
                                                                              -----------         -----------
Financing activities:
        Other Preferred Stock costs                                                  (26)                  -
        Proceeds from issuance of Common Stock, net                                    -                  15
        Principal payments on long-term obligations                               (1,226)             (1,128)
        Proceeds from asset financing arrangements                                     -                 511
                                                                              -----------         -----------
Net cash used in financing activities                                             (1,252)               (602)
                                                                              -----------         -----------
Net (decrease) in cash and cash equivalents                                       (5,370)            (10,390)
Cash and cash equivalents at beginning of period                                   5,887              11,340
                                                                              -----------         -----------
Cash and cash equivalents at end of period                                    $      517          $      950
                                                                              ===========         ===========

See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

                              June 30, 1999
                               (Unaudited)

1.    Basis of Presentation

      We are focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. We intend to implement our commercialization efforts through our recently established botanicals division, which we have named ShamanBotanicals.com. Our commercialization plan includes the use of community building initiatives on the Internet and other distribution channels, and is based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical products for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

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

      Until December 1998, we were solely focused on developing pharmaceutical products derived from tropical plant sources. Our pharmaceutical business model was dependent upon our ability to launch our first pharmaceutical product in 1999. As a result of the U.S. Food and Drug Administration response to our proposed fast-track New Drug Application package for our leading pharmaceutical product candidate, SP-303/Provir, and insufficient resources to continue the costly process of conducting a second pivotal trial which would have created significant delays, we restructured our business to focus on the development and marketing of dietary supplements.

      These unaudited interim financial statements have been prepared assuming that we will continue as a going concern. We need substantial working capital to fund our operations. As of June 30, 1999, we had cash, cash equivalents and short-term investment balances of approximately $517,000. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand as of June 30, 1999 plus approximately $1.0 million we borrowed in July 1999 under a credit agreement entered into in April 1999 and $400,000 from the license and sale agreement entered into in August 1999 will be sufficient to fund operations at the current level through mid-September 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-September 1999. In addition, unless we are successful in our efforts to raise additional capital through our current Series R Preferred Stock rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

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

      The termination of 60 employees occurred on February 1, 1999. The following table summarizes the Company's restructuring activities as of June 30, 1999.

                                       Total
                                    Restructuring                     Balance at
            Category                   Charges         Spending     June 30, 1999
          --------------           ---------------   -----------   ----------------
          (in thousands)

    Severance and related charges       $   467          $   352        $     0
    Cancellation of contracts             1,200                0          1,200
    Other                                   400                0            400
    Gain on disposal of fixed assets        (14)             (14)             0
                                        -------          -------        --------
                                        $ 2,053          $   453        $ 1,600
                                        =======          =======        =======

      In addition, we have approximately $969,000 recorded as deferred revenue which we have not yet earned. We are currently in negotiations with Lipha/Merck for the discontinuation of the pharmaceutical research and development agreement between Shaman and Lipha/Merck.

3.    Reverse Stock Split

      On June 11, 1999, the stockholders approved, and on June 22, 1999, the Company effected, a one-for-twenty reverse stock split of the Company's outstanding Common Stock. All common share and per common share amounts have been restated to reflect the reverse stock split in all periods presented.

4.    Convertible Promissory Notes

      In April 1999, we entered into a credit facility and note purchase agreement with certain investors, stockholders, key executives and members of the board of directors, pursuant to which we borrowed approximately $1.0 million in July 1999. The convertible promissory notes issued pursuant to the credit agreement are due and payable on the earlier of (i) 30 days subsequent to the completion of the public rights offering, or (ii) December 31, 1999. Interest on the convertible promissory notes is accrued at an annual rate of 12%. The convertible promissory notes are secured by certain assets of Shaman and are convertible into shares of Series R Preferred Stock, or into common stock if no public offering occurs prior to December 31, 1999. In connection with the credit agreement, we issued warrants to purchase shares of Series R Preferred Stock. The number of shares subject to these warrants is equal to 50% of the debt amount divided by $15, which is the per share sale price of the shares sold in the public offering. These warrants are exercisable, on a cashless basis, commencing on April 5, 1999, and through the third anniversary date of the public offering. The conversion price of the convertible promissory notes and the exercise price of the warrants is equal to $15, which is the per share offering price in the public offering. If a public offering is not completed prior to December 31, 1999, then the conversion price of the convertible promissory notes and the exercise price of the warrants will be the lower of $0.05 per share of our common stock, or 1/3 of the five-day weighted average trading price of our common stock for the period ending three trading days prior to conversion or exercise.

      In April 1999, we entered into an amendment agreement with an existing lender to permit the issuance by us of the convertible promissory notes. In connection with the amendment, we issued a warrant to purchase shares of Series R Preferred Stock, or into common stock if no public offering occurs prior to December 31, 1999. The number of shares subject to these warrants is equal to $592,685 divided by $15, which is the per share sale price of the shares sold in the above offering. This warrant is exercisable, on a cashless basis, commencing on April 30, 1999 and through the seventh anniversary date of the earlier to occur of (i) December 31, 1999, or (ii) the date of the above offering. The per share exercise price will be equal to $15, which is the per share offering price of the public rights offering, or, if no offering is completed by December 31, 1999, then the lower of $0.05 per share of our common stock, or 1/3 of the five-day weighted average trading price of our common stock for the period ending three trading days prior to conversion or exercise.

4.    Subsequent Events

      Series R Convertible Preferred Stock Offering

      In July 1999, our Registration Statement on Form S-1 for the rights offering was declared effective by the Securities and Exchange Commission. In the rights offering, we are offering to sell up to 1,000,000 shares of our Series R Convertible Preferred Stock at $15.00 per share (up to a total of $15 million) to our common stockholders of record on July 14, 1999. Stockholders of record on July 14, 1999 received, at no cost, the right to buy seven shares of Series R Preferred Stock for approximately every 22 shares of common stock that they owned on July 14, 1999. Each share of Series R Preferred Stock will automatically convert on February 1, 2000 into shares of common stock at a conversion price equal to the lesser of (i) $0.10 or (ii) the price that is equal to 10% of the average closing sales price of our common stock for the 10 trading days ending three trading days prior to February 1, 2000. The rights offering will terminate on August 23, 1999, unless extended by us until September 7, 1999.

      License and Sale Agreement

     In August 1999, we entered into a License and Sale Agreement with Metabolix, Inc. whereby Metabolix, Inc. has licensed certain rights to Shaman's library of extracts and compounds for research, development, and commercialization purposes. We have received an up-front license payment of $350,000 and additional $55,000 for an option fee to specific piece of technology. We will receive royalties on any resulting products commercialized. Metabolix, Inc. also has an option to license further technology for additional up-front payments over the next four months.

                          SHAMAN PHARMACEUTICALS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. We intend to implement our commercialization efforts through our recently established botanicals division, which we have named ShamanBotanicals.com. Our commercialization plan includes the use of community building initiatives on the Internet and other distribution channels, and is based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical products for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

      Until December 1998, we were solely focused on developing pharmaceutical products derived from tropical plant sources. Our pharmaceutical business model was dependent upon our ability to launch our first pharmaceutical product in 1999. As a result of the U.S. Food and Drug Administration response to our proposed fast-track New Drug Application package for our leading pharmaceutical product candidate, SP-303/Provir, and insufficient resources to continue the costly process of conducting a second pivotal trial which would have created significant delays, we restructured our business to focus on the development and marketing of dietary supplements.

Results of Operations for the Quarters Ended June 30, 1999 and 1998

      The results of operations for the quarter and six months ended June 30, 1998 were related to our pharmaceutical operations. Since we ceased operations of our pharmaceutical business and focused our efforts in our botanical business in February 1999, our results of operations for the six months ended June 30, 1999 and future periods are not comparable to the same periods last year.

      We recorded collaborative revenues of $0 and $850,000 for the quarters ended June 30, 1999 and 1998, respectively and $0 and $1,725,000 for the six months ended June 30, 1999 and 1998, respectively. Revenues for the quarter and six months ended June 30, 1998 resulted from Shaman's collaboration with Lipha/Merck and research funding from Ono Pharmaceutical Co., Ltd., which expired in May 1998.

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

      We incurred research and development expenses of $1.2 million and $8.2 million for the quarters ended June 30, 1999 and 1998, respectively and $3.6 million, of which $1.6 million was related to the research and development of the botanicals division, and $15.7 million for the six months ended June 30, 1999 and 1998, respectively. This decrease was primarily attributable to the closing down of our pharmaceutical business as of February 1, 1999. Research and development expenses are expected to decrease in 1999 as we focus our efforts in our botanicals business, effective February 1, 1999.

      General and administrative expenses were $1.3 million and $1.4 million for the quarters ended June 30, 1999 and 1998, respectively, and $2.8 million and $2.7 million for the six months ended June 30, 1999 and 1998, respectively. This increase was primarily attributable to the legal dispute costs. General and administrative expenses are expected to decrease in 1999 as we focus our efforts in our botanicals business, effective February 1, 1999.

      Interest income was $16,000 and $125,000 for the quarters ended June 30, 1999 and 1998, respectively and $90,000 and $357,000 for the six months ended June 30, 1999 and 1998, respectively. Interest income decreased for the quarter and six months ended June 30, 1999, compared with the quarter and six months ended June 30, 1998, due to lower average cash and investment balances as we continue to fund our operations. Interest expense was $210,000 and $504,000 for the quarters ended June 30, 1999 and 1998, respectively and $470,000 and $1,311,000 for the six months ended June 30, 1999 and 1998, respectively.

Interest expense decreased for the period ended June 30, 1999, compared with the period ended June 30, 1998 due to lower average debt balances.

Restructuring Expenses

      On February 1, 1999, we initiated a restructuring plan in which we closed down the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all our pharmaceutical compounds and will focus our efforts on the development and commercialization of botanical dietary supplements. The restructuring plan includes: cessation of pharmaceutical research and development activities and related operations; outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce; sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-leasing a portion of our facility.

      The termination of 60 employees occurred on February 1, 1999. The following table summarizes the Company's restructuring activities as of June 30, 1999.

                                       Total
                                    Restructuring                     Balance at
            Category                   Charges         Spending     June 30, 1999
          --------------           ---------------   -----------   ----------------
          (in thousands)

    Severance and related charges       $   467          $   352        $     0
    Cancellation of contracts             1,200                0          1,200
    Other                                   400                0            400
    Gain on disposal of fixed assets        (14)             (14)             0
                                        -------          -------        --------
                                        $ 2,053          $   453        $ 1,600
                                        =======          =======        =======

      In addition, we have approximately $969,000 recorded as deferred revenue for which we have not yet earned. We are currently in negotiations with Lipha/Merck for the discontinuation of the pharmaceutical research and development agreement between Shaman and Lipha/Merck.

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

Liquidity and Capital Resources

      As of June 30, 1999, our cash, cash equivalents, and investments totaled approximately $517,000, compared with $9.2 million at December 31, 1998. We invest excess cash according to our investment policy that provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

      In April 1999, we entered into a credit facility and note purchase agreement with certain investors, stockholders, key executives and members of the board of directors, pursuant to which we borrowed approximately $1.0 million in July 1999. The convertible promissory notes issued pursuant to the credit agreement are due and payable on the earlier of (i) 30 days subsequent to the completion of the public rights offering, or (ii) December 31, 1999. Interest on the convertible promissory notes is accrued at an annual rate of 12%. The convertible promissory notes are secured by certain assets of Shaman and are convertible into shares of Series R Preferred Stock, or into common stock if no public offering occurs prior to December 31, 1999. In connection with the credit agreement, we issued warrants to purchase shares of Series R Preferred Stock. The number of shares subject to these warrants is equal to 50% of the debt amount divided by $15, which is the per share sale price of the shares sold in the public offering. These warrants are exercisable, on a cashless basis, commencing on April 5, 1999, and through the third anniversary date of the public offering. The conversion price of the convertible promissory notes and the exercise price of the warrants is equal to $15, which is the per share offering price in the public offering. If a public offering is not completed prior to December 31, 1999, then the conversion price of the convertible promissory notes and the exercise price of the warrants will be the lower of $0.05 per share of our common stock, or 1/3 of the five-day weighted average trading price of our common stock for the period ending three trading days prior to conversion or exercise.

      We expect to continue to incur losses at least through 1999. We need substantial working capital to fund our operations. As of June 30, 1999, we had cash, cash equivalents and short-term investment balances of approximately $517,000. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand as of June 30, 1999 plus approximately $1.0 million we borrowed in July 1999 under a credit agreement entered into in April 1999 and $400,000 from the license and sale agreement entered into in August 1999 will be sufficient to fund operations at the current level through mid-September 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-September 1999. In addition, unless we are successful in our efforts to raise additional capital through our proposed rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

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

      Based on recent assessments, we have determined that we will be required to modify portions of our software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. We believe that such modification and replacements are not significant, and should such modification and replacements be delayed there would be no material impact on our operations.

      We have completed the assessment of all internal information technology and non-information technology systems that could be significantly affected by the Year 2000. To date, we have not incurred any costs related to the Year 2000 compliance and we estimate that upgrades for those systems not in compliance will total approximately $200,000. We expect to complete our internal Year 2000 readiness program in the third quarter of 1999. We are also in the process of asking our significant suppliers and subcontractors that do not share information systems with us (external agents) whether their systems are Year 2000 compliant. To date, we are not aware of any external agent with a Year 2000 Issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

      We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in third quarter of 1999 and determine whether such a plan is necessary.

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

If we do not raise significant additional capital, we will be unable to commercial our product or to fund continuing operations, and may be forced to cease operations

      We need substantial working capital to fund our operations. As of June 30, 1999, we had cash, cash equivalents and short-term investment balances of approximately $517,000. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs. Our projections show that cash on hand as of June 30, 1999 plus approximately $1.0 million we borrowed in July 1999 under a credit agreement entered into in April 1999 and $400,000 from the license and sale agreement entered into in August 1999 will be sufficient to fund operations at the current level through mid-September 1999. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond mid-September 1999. In addition, unless we are successful in our efforts to raise additional capital through our rights offering or other offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      The delisting of our common stock from The Nasdaq National Market on February 2, 1999 constituted an optional redemption event for our Series D Preferred Stock. Since we do not have adequate resources to pay to redeem the Series D Preferred Stock, we have issued a notice to the holders of the Series D Preferred Stock as required under our charter that prevented the redemption of the Series D Preferred Stock. Under the terms of our charter, the effect of preventing this redemption event by issuing the notice was to increase the annual cumulative dividend payable to the Series D Preferred Stock holders to $180 per share and to adjust the conversion price of the Series D Preferred Stock to 72% of the lowest trading price for a designated period prior to the conversion. The notice preventing the redemption of the Series D Preferred Stock will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If we raise additional funds by issuing equity securities, current stockholders, especially those who do not participate in the rights offering, may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms when needed. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, which would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue as a going concern, investors will loss their investment

      We have suffered recurring and significant losses from operations. We have also relied upon debt and equity financing to fund these losses and cash flow deficits. Cash flows from future operations, if any, may not be sufficient to enable us to continue our current level of operations, or to meet our debts as they come due. As a result, we may not be able to continue as a going concern. For the year ended December 31, 1998, our independent auditors have issued a report which contains explanatory language for the uncertainty related to our ability to continue as a going concern. If we are to remain as a going concern, we will need to become and remain profitable and will also need financing in addition to funds raised in the rights offering. We may not be successful in achieving profitability or in obtaining new financing and may have to curtail or cease operations, which could cause our stockholders to lose their investment.

We have a history of operating losses, expect continuing losses and may never achieve profitability

      We have incurred significant operating losses in each year since our founding in 1989 and expect to continue to incur losses for the foreseeable future. We incurred a net loss of approximately $8.9 million for the six months ended June 30, 1999 and additional non-cash expense of $2.3 million incurred in connection with the issuance of the Control Notice to holders of Series D Preferred Stock. As of June 30, 1999, our accumulated deficit was approximately $162 million.

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

The ownership interests of our common stockholders will be substantially reduced by future issuances of stock upon exercises and conversions of currently outstanding options, warrants and preferred stock

      We currently have outstanding many securities that are convertible into shares of common stock. The holders of common stock will be diluted upon the exercise of outstanding options and warrants and upon conversion of the Series C Preferred Stock and the Series D Preferred Stock. The Series D Preferred Stock is currently convertible into common stock at a price equal to 72% of the market price of the common stock, and commencing in August 1999, the Series C Preferred Stock will be convertible at a price equal to 85% of the market price of the common stock and may be freely resold on the market. The common stock issued upon conversion of the Series C and Series D Preferred Stock will substantially dilute the common stock and will likely depress the price of the common stock if large amounts are offered for sale in the open market. In addition, there are currently outstanding 16,667 shares of Series R Preferred Stock and warrants to purchase 73,112 shares of Series R Preferred Stock and we are conducting a public rights offering of up to 1,000,000 shares of Series R Preferred Stock. The exercise of these warrants and the sale of common stock underlying the Series R Preferred Stock will also dilute the common stock.

If we are not successful in transitioning into the botanical dietary supplements business, we may never achieve revenues or profitability

      We have transitioned our operations from pharmaceutical product development to botanical dietary supplement development and commercialization. We have no experience in this new industry segment and must create a new business model. Some skills and relationships developed over time may not be transferable to our new business. While we have been working with natural products since our inception, we have no prior experience manufacturing or marketing dietary supplements. We may not be successful in these activities and may never generate revenues or profitability from our botanicals business.

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

If third party manufacturers on whom we rely fail to perform their services, our supply of products would be delayed and possibly disrupted

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

Since we have only a limited marketing staff, we may never achieve adequate sales and revenues to achieve profitability

      We currently have minimal marketing staff. If we are unable to successfully establish, execute and finance a complete marketing plan for our first product, SB-Normal Stool Formula, or subsequent products, we may not achieve a successful product entry into the marketplace and may fail to achieve adequate sales and revenues from our botanical products to achieve profitability. It is unlikely we would ever achieve profitability if our first product is not successfully marketed and sold.

We may incur material costs in connection with the termination of prior research and development agreement

      The research and development efforts in our discontinued diabetes program were dependent upon arrangements with Lipha/Merck. We are currently in negotiations with Lipha/Merck for the discontinuation of their research agreement. Lipha/Merck will make no further research payments, and may have a claim against us in connection with the termination of the agreement. We may never derive any significant revenues from any of our existing or future collaborations and may incur a loss in connection with the termination of existing collaborations.

If we fail to compete in the intensely competitive botanical dietary supplement industry, we may never achieve profitability

      The dietary supplement business is highly competitive and is characterized by significant pressure on pricing and heavy commitment of marketing resources for commodity products. Although our products are proprietary, we may face competition from start-up companies developing and marketing new commercial products that have or claim to have similar functionality. Our failure to successfully compete for customers would inhibit our future growth, revenues and profitability.

If we do not succeed in marketing our botanical products over the Internet, we may be unable to sell adequate volumes of our products or generate revenues adequate to achieve profitability

      We intend to market our first product, SB-Normal Stool Formula, directly to consumers through the Internet on our web site. We have no experience in marketing any product on the Internet, and we have no market visibility or brand name awareness on the Internet. Although Internet sites marketing dietary supplements do exist, the Internet may never develop as a strong or viable marketing and distribution channel for dietary supplements. We may not be successful in using the Internet as a direct marketing and distribution channel for our products, and if we do not succeed, we may be unable to generate adequate revenues to achieve profitability.

Since our business plan relies substantially on marketing our future products over the Internet, if our third party Internet access providers fail to keep our web site operational, sales of our products would be disrupted and our marketing efforts would be harmed.

      We intend to market our first product primarily over the Internet, and will rely on third parties to provide us with access to the Internet and to enable commerce over our web site, including providing adequate security of information provided over the web site. Any failure by such third party providers to provide uninterrupted access by our customers to our web site and to ensure that commerce can be conducted on our web site would disrupt sales and discourage use of our web site by customers, which would have a material adverse effect on our revenues and profits.

On-line security breaches of our web site could harm our business by substantially increasing our costs, exposing us to liability and harming our sales and marketing efforts

      A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We plan to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information to and from our web site. It is possible that advances in computer capabilities, new discoveries or other developments will result in a compromise or breach of the algorithms that we select for this purpose. We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. The public's concern over the security of Internet transactions and the privacy of users may also inhibit the growth of the web as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may not be sufficient to prevent security breaches, and the failure to prevent such security breaches could increase our costs, disrupt our sales and marketing efforts and result in costly liability to Shaman.

Government regulation of dietary supplements could increase our costs or prohibit or limit sales of our products

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

      Our botanical product candidates are generally regulated as dietary supplements under the 1994 Dietary Supplement Health and Education Act, and are, therefore, generally not subject to pre-market approval by the FDA. However, these product candidates are subject to FDA regulation, particularly relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient, defined as an ingredient not marketed in the United States before October 15, 1994, on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Currently, we are only pursuing products that are old dietary ingredients and are therefore not subject to this procedure. Further, if we make statements about a supplement's effects on the structure or function of the body, we must, among other things, substantiate that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and we must manufacture our supplements in accordance with current Good Manufacturing Practices regulations for foods. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Our failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecution.

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

The costs of compliance with environmental laws and regulations, or our inability or failure to comply with environmental laws and regulations, could substantially increase our costs of doing business or result in liability that could use substantial amounts of our cash resources

      In connection with our research and development activities and manufacturing of materials, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe we comply with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research, development, and manufacturing activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials completely. In the event of an accident, we could be held liable for any resulting damages. Although we have secured insurance to mitigate such expense, any such liability could exceed our insurance coverage and resources. Such liability could require us to use a large amount of cash, which would then not be available for funding operations or development and commercialization of our products.

Product liability claims asserted against us in the future could exceed our insurance coverage and result in substantial liability to Shaman

      Our business exposes us to potential product liability risks that are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical and dietary supplement products. Product liability insurance for the pharmaceutical and dietary supplement industries generally is expensive. Our present product liability insurance coverage, which includes coverage for acts by third parties, including manufacturers of our product candidates, may not be adequate. We will also need to increase our insurance coverage as we further develop our products, and we may be unable to obtain adequate insurance coverage against all potential claims at a reasonable cost. Some of our development and manufacturing agreements contain insurance and indemnification provisions pursuant to which we could be held accountable for certain occurrences. If we are subject to product liability claims for which we have inadequate insurance, we could be required to use a large amount of cash, which would then not be available for funding operations or development and commercialization of our products.

Since the dietary supplement industry is particularly susceptible to public perception of its products, negative publicity regarding the safety or quality of our products could adversely impact our sales of these products

      Because we depend on consumers' perception of the safety and quality of our products as well as similar products distributed by other companies, which may not adhere to the same quality standards as ours, if our products or a competitor's similar products were asserted to be harmful to consumers, our sales and our ability to market our products could be adversely affected by that negative publicity. In addition, because we depend on perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to use our products as we suggest, other misuse or abuse of our products or any similar products distributed by other companies could affect the market acceptance of our products, decrease sales, and make it more difficult to market and sell our products.

      Furthermore, we believe the recent growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain dietary supplements and other nutritional products. This research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and in the future scientific results and media attention may contain unfavorable or inconsistent findings that could decrease sales and make it more difficult to market and sell our products.

Our dependence on raw plant material from Latin and South America, Africa and Southeast Asia makes us particularly susceptible to the risks of interruptions in our supplies

      We currently import all of the plant materials for our products from countries in Latin and South America, Africa and Southeast Asia. We are dependent upon a supply of raw plant material to make our products. We do not have formal agreements in place with all of our suppliers. Continued source of plant supply risks include:

      ~ unexpected changes in regulatory requirements, ~ exchange rates, tariffs and barriers, ~ difficulties in coordinating and managing foreign operations, ~ political instability, and
      ~ potentially adverse tax consequences.

      Interruptions in supply or material increases in the cost of supply could disrupt or delay sales of our products, inhibit our ability to market our products, and have a material adverse effect on our business, financial condition and results of operations. If the prices of raw materials rise, we may not be able to raise prices quickly enough to offset the effect of these increased raw material costs, if at all.

      In addition, tropical rainforests and irreplaceable plant resources found only in such rainforests are currently threatened with destruction. The destruction of portions of the rainforests which contain the source material from which our current or future products are derived could disrupt supplies, cause the cost of supplies to increase dramatically, and materially and adversely affect our business, financial condition and results of operations.

If we fail to protect our intellectual property rights, we could lose our ability to stop competitors from using our trademarks or selling our products

      Our success will be substantially dependent on our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. These means of protecting our proprietary rights may not be adequate. Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. We currently have 20 U.S. patents issued, 12 U.S. patent applications pending, and one international application filed. The pending patents may never be approved or issued. Any issued patents may not provide sufficiently broad protection or may not prove valid or enforceable in actions against alleged infringers. Others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, many foreign countries may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose us to increased risks of commercialization in each foreign country in which we may sell products. We also depend on unpatented trade secrets. All of our employees have entered into confidentiality agreements. However, others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets, our trade secrets may be disclosed or we may be unable to effectively protect our rights to unpatented trade secrets. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, disputes also may arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

      We are currently in a dispute in Europe regarding a patent for our proanthocyanidin polymer composition, which covers the active ingredient in SP-303/Provir. The European Patent Office, the French Patent Office, the German Patent Office and the Australian Patent Office have each granted a patent containing broad claims to proanthocyanidin polymer compositions and methods of use of such compositions, which are similar to our specific composition, to Leon Cariel and the Institut des Substances Vegetales. The effective filing date of these patents is prior to the effective filing date of our foreign pending patent application in Europe. Certain of the foreign patents have been granted in jurisdictions where examination is not rigorous. We have instituted an Opposition in the European Patent Office against granted European Patent No. 472531 owned by Leon Cariel and Institut des Substances Vegetales. We believe that the granted claims are invalid and intend to vigorously prosecute the Opposition. In the United States, the Patent and Trademark Office awarded judgment to us in an Interference regarding this patent dispute.

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

If a third party were to bring an infringement claim against us, we would need to expend significant resources in our defense; if the claim were successful, we would need to obtain licenses or develop non-infringing technology

      The pharmaceutical industry and, to a lesser extent, the dietary supplement industry, is subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in these industries have numerous patents that protect their intellectual property rights in these areas. Third parties may assert claims against us with respect to our existing and future products. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, among other requirements, we could be required to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in developing non-infringing technology or in obtaining a license to use the technology on commercially reasonable terms.

If any of our executive officers and key personnel leave Shaman, our ability to launch our first product or to market our products, and our ability to develop any new products, could be delayed or disrupted; we could also need to expend significant resources to hire new personnel

      Our success depends in large part upon the continued contributions of our key senior management. Our future performance also depends on our ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and we may be unable to continue to attract, assimilate or retain other highly qualified technical and management personnel in the future. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could delay and inhibit our ability to launch and market our products, develop new products, or effectively manage our business.

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

"Penny Stock" regulations may impose restrictions on marketability of our stock

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

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

Anti-takeover provisions in our charter documents and Delaware law may inhibit potential acquisition bids for Shaman, which may adversely affect the market price of our common stock and the voting rights of the holders of the common stock

      Certain provisions of our charter documents and Delaware law make it more difficult for a third party to acquire, and may discourage a third party from attempting to acquire us, even if a change in control would be beneficial to our stockholders. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of the common stock. The provisions include the division of our board of directors into two separate classes, the ability of the board to elect directors to fill vacancies created by an expansion of the board, the power of the board to amend our bylaws, and the requirement that at least 66% of the outstanding shares are required to call a special meeting of stockholders. Our board will also have the authority to issue up to 93,715 additional shares of preferred stock, after giving effect to the issuance of up to 1,300,000 shares of Series R Preferred Stock, and to fix the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of the outstanding voting stock. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving Shaman, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

PART II    OTHER INFORMATION


Item 1.    Legal Proceedings

      As previously disclosed in our annual report on Form 10-K for the year ended December 31, 1998, in November 1996, a demand for arbitration was filed by the Company to address a claim by Dr. Tempesta over the scope and coverage, if any, of the license agreement entered into in February 1999. On June 2, 1999, the Company and Michael Tempesta entered into a Settlement Agreement and Release pursuant to which, among other things, the Company (1) agreed to pay certain royalties on sales of certain pharmaceutical products derived from SP-303, under the License Agreement dated February 8,1990 between the Company and Dr. Tempesta, and (2) issued 16,667 shares of its Series R Convertible Preferred Stock to Dr. Tempesta in compromise of attorneys fees and costs incurred by Dr. Tempesta in connection with the arbitration proceeding.

Item 2.    Changes in Securities and Use of Proceeds

      On July 22, 1999, the Company issued 16,667 shares of the Company's Series R Convertible Preferred Stock to Michael Tempesta, in connection with a settlement of a dispute between the Company and Dr. Tempesta. The purchase price was $250,005, or $15.00 per share. In consideration of the issuance of the shares, Dr. Tempesta agreed to release the Company from certain claims from attorneys fees and costs he had incurred in connection with the arbitration proceeding commenced by the Company with respect to the dispute between the Company and Dr. Tempesta. The issuance of the shares to Dr. Tempesta was deemed to be exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) thereof.

Item 3.    Defaults in Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders


      (a) The Annual Meeting of Stockholders of Shaman Pharmaceuticals, Inc. was held on June 11, 1999.

      (b) The following Directors were elected to serve as Class II directors for two years or until their successors are elected and qualified:

                   Name                             Position
           ----------------------            ----------------------
           G. Kirk Raab                      Chairman of the Board
           Herbert H. McDade, Jr.            Class II Director
           M. David Titus                    Class II Director
           Loren D. Israelsen                Class II Director

           The following Directors continue to serve their two-year terms as elected at last year's Annual Meeting held on May 15, 1998:

                   Name                             Position
           ----------------------            ----------------------
           Lisa A. Conte                     Class I Director
           Adrian D.P. Bellamy               Class I Director
           Jeffrey Berg                      Class I Director

      (c) The matters voted upon at the meeting and voting of the stockholders with respect thereto are as follows:

          (i) The election of Class II directors to hold office for a term of two years from the Annual Meeting.

                G. Kirk Raab
                For:  28,614,781              Withheld:  3,672,706

                Herbert H. McDade, Jr.
                For:  28,667,282              Withheld:  3,620,205

                M. David Titus
                For:  28,657,857              Withheld:  3,629,630

                Loren D. Israelsen
                For:  28,668,872              Withheld:  3,618,615

          (ii) To approve an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") to effect a 1-for-20 reverse stock split of the Company's outstanding Common Stock.

                For:       27,154,581         Against:   4,978,977
                Abstain:      153,929

          (iii) To approve an amendment and restatement to the Restated Certificate to increase the number of authorized shares of the Company's Preferred Stock by 10,000,000 shares, from 2,000,000 to 12,000,000 shares. (This proposal was adjourned to June 22, 1999 at the June 11, 1999 Annual Meeting of Stockholders.)

                For:       13,693,008         Against:            5,412,060
                Abstain:      421,237         Broker non-votes:  13,803,773


          (iv) To approve an amendment and restatement to the Restated Certificate to increase the number of authorized shares of the Company's Common Stock by 150,000,000 shares, from 70,000,000 shares to 220,000,000 shares.

                For:       26,543,370         Against:    5,366,632
                Abstain:      377,485

          (v) To approve an amendment and restatement to the Restated Certificate to (i) delete the provision stating that a transaction or series of transactions in which in excess of 50% of the Company's voting power is transferred will be treated as a liquidation, dissolution or winding up of the Company, for purposes of causing a required liquidation preference distribution to the holders of the Company's preferred stock, and (ii) delete the reference to the Series D Preferred Stock from the section, to clarify that the section, as a result of the amendment in this proposal, no longer applies to the Series D Preferred Stock. (This proposal was adjourned to June 22, 1999 at the June 11, 1999 Annual Meeting of Stockholders.)

                For:        14,387,756        Against:             4,482,325
                Abstain:       654,424        Broker  non-votes:  13,805,573

          (vi) To approve amendments to the Company's 1992 Stock Option Plan (the "1992 Plan") which will result in a series of increases to the number of shares issuable thereunder, provide a special one-time option grant to the non-employee Board members, extend the terms of the 1992 Plan and increase the limit on the number of shares for which the participant may be granted options per calendar year.

                For:        25,162,454        Against:           6,012,307
                Abstain:       616,450        Broker non-votes:    496,276

          (vii) To ratify the Board of Director's selection of Ernst & Young LLP to serve as the Company's independent auditors for the year ending December 31, 1999.

                For:        30,936,926        Against:           1,121,258
                Abstain:       229,303

Item 5.    Other information

     In August 1999, we entered into a license and sale agreement with Metabolix, Inc. whereby Metabolix, Inc. has licensed certain rights to Shaman's library of extracts and compounds for research, development, and commercialization purposes. We have received an up-front license payment of $350,000 and additional $55,000 for an option fee to specific piece of technology. We will receive royalties on any resutling products commercialized. Metabolix, Inc. also has an option to license further technology for additional up-front payments over the next four months.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit No.                      Description
           -----------    ----------------------------------------------------
              27          Financial Data Schedule


       (b) Current reports on Form 8-K that were filed during the quarter ended June 30, 1999.

           None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1999


                                 SHAMAN PHARMACEUTICALS, INC.
                                        (Registrant)



                                 /s/ Lisa A. Conte
                                 --------------------------------------
                                 Lisa A. Conte
                                 President, Chief Executive Officer and
                                 Chief Financial Officer
                                 (on behalf of the Company and as
                                 principal executive officer and principal
                                 financial officer)