Form 10-Q
period 1999-09-30
SHAMAN PHARMACEUTICALS INC
filed 1999-11-16
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      Yes               X                No

Number of shares of Common Stock, $.001 par value, outstanding as of November 10, 1999: 12,807,945

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               September 30, 1999

                                                                       PAGE
                                                                      NUMBER

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements and Notes

                   Condensed Balance Sheets as of September 30,
                   1999 (unaudited) and December 31, 1998              3

                   Condensed Statements of Operations for the
                   three and nine months ended September 30, 1999      4
                   and September 30, 1998 (unaudited)

                   Condensed Statements of Cash Flows for the
                   nine months ended September 30, 1999 and            5
                   September 30, 1998 (unaudited)

                   Notes to Condensed Financial Statements             6

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       9

Item 3.            Quantitative and Qualitative  Disclosures About    12
                   Market Risk


PART II            OTHER INFORMATION

Item 1.            Legal Proceedings                                  21

Item 2.            Changes in Securities                              21

Item 3.            Defaults in Senior Securities                      21

Item 4.            Submission  of  Matters  to a Vote of  Security    21
                   Holders

Item 5.            Other Information                                  21

Item 6.            Exhibits and Reports on Form 8-K                   22


SIGNATURES                                                            23

PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes

                          SHAMAN PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


                                                   September 30,   December 31,
                                                       1999          1998
                                                    ----------   -----------
                                                    (Unaudited
           A S S E T S                                  (in thousands)

    Current assets:
      Cash and cash equivalents                     $  3,991        $  5,887

      Short-term investments                                -          3,277
      Accounts receivable                                  13             -
      Inventory                                         1,030             -
      Amounts  due from related parties                   163            209
      Prepaid expenses and other current assets         1,149            284
                                                      -------     -----------
                           Total current assets         6,346          9,657

       Property and equipment, net                      1,985          3,114
    Other assets                                          308            368
                                                    ----------   -----------
         Total assets                               $   8,639     $   13,139
                                                    ==========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable and other accrued expenses     $ 1,514         $1,515
      Accrued clinical trial costs                        970          2,051
      Accrued professional fees                         1,214            948
      Accrued compensation                                184            327
      Accrued restructuring costs                       1,277              -
      Advances - contract research                          -            969
      Current installments of long-term   obligations   1,838          2,804
                                                    ----------   -----------
         Total current liabilities                      6,997          8,614

    Long-term obligations, excluding current            1,257          2,415
    installments
    Stockholders' equity:
      Preferred Stock                                       1              -
      Common  Stock                                         6             30
      Additional paid-in capital                      168,936        152,699
      Deferred compensation and other adjustments        (27)          (185)
      Accumulated deficit                           (168,531)      (150,434)
                                                    ----------   -----------
         Total stockholders' equity                       385         2,110
                                                    ----------   -----------
        Total liabilities and stockholders'
          equity                                    $   8,639      $ 13,139
                                                    ==========   ===========

   NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to condensed financial statements.


                                                     SHAMAN PHARMACEUTICALS, INC.
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                              Three Months Ended Sept 30,        Nine Months Ended Sept 30,
                                                              ----------------------------      ---------------------------
                                                                  1999            1998              1999           1998
                                                              ------------     -----------      ------------    -----------
                                                                             (in thousands, except per share data)
Revenues:
   Product sales                                              $      13      $         -               13               -
   Collaborative  agreements                                        350              560        $     350       $   2,285
                                                              ---------        ---------           --------       --------
Total revenues                                                      363              560              363           2,285

Operating expenses:
    Cost of goods sold                                                4                -                4               -
    Research and development                                      1,556            8,537            5,205          24,277
    Marketing, General and administrative                         1,870            1,589            4,688           4,273
    Restructuring costs                                             985                -            3,038               -
                                                              ----------       ----------       ----------      ----------
         Total operating expenses                                 4,415           10,126           12,935          28,550
                                                              ----------       ----------       ----------      ----------
Loss from operations                                             (4,052)          (9,566)         (12,572)        (26,265)

Other Income (expense):
    Interest income                                                  30               87              120             444
    Interest expense                                               (180)            (488)            (650)         (1,799)
                                                              ----------       ----------       ----------      ----------
Net loss                                                      $  (4,202)       $  (9,967)       $ (13,102)      $ (27,620)
Deemed dividend on Preferred Stock                               (2,721)            (678)          (4,995)           (678)
                                                              ----------       ----------       ----------      ----------
Net loss applicable to Common Stockholders                    $  (6,923)       $ (10,645)       $ (18,097)      $ (28,298)
                                                              ==========       ==========       ==========      ==========
Basic and diluted net loss per common share                   $   (1.65)       $  (11.05)       $   (6.57)      $  (30.76)
                                                              ==========       ==========       ==========      ==========
Shares used in calculation of net loss per share                  4,205              963            2,756             920
                                                              ==========       ==========       ==========      ==========

See Notes to condensed financial statements.


                          SHAMAN PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                    September 30,   September 30,
                                                       1999             1998
                                                    ----------      -----------
                                                    (Unaudited)
                                                        (in thousands)
    Operating activities:
    Net loss applicable to Common Stockholders      $    (18,097)     $ (28,298)

    Adjustments to reconcile net loss applicable
      to Common Stockholders to net cash used in
      operating activities:
      Depreciation                                           573           986
      Amortization of warrants and deferred
         equity costs                                      2,891           493
     (Gain) loss on disposal of fixed assets                 (43)           20
      Deemed dividend on Preferred Stock                   2,381             -
      Issuance of Series R Preferred Stock to
       consultants and contractors for service rendered    2,640             -
      Issuance of Series R Preferred Stock in
       connection with settlement of litigation              250             -
      Issuance of Series R Preferred Stock to
       Lipha S.A. in partial settlement of claims          2,000             -
      Series C Preferred Stock issuance expense                -           678
      Payment of interest in Common Stock                     38           569
      Other compensation                                       -            72
   Changes in operating assets and liabilities:
      Trade accounts receivable                              (13)            -
      Inventory                                           (1,030)            -
      Prepaid expenses, current assets and other assets     (804)         (547)
      Accounts payable, accrued professional
       fees, accrued compensation, accrued clinical
       trial costs, accrued restructuring costs and
       contract research advances                           (651)        1,860
                                                      ----------   -----------
    Net cash used in operating activities                 (9,865)      (24,167)

    Investing Activities:
      Purchases of available-for-sale investments              -        (1,999)
      Maturities of available-for-sale investments             -         5,059
      Sales of available-for-sale investments              3,290         6,030
      Proceeds on sale of fixed assets due to
       restructuring                                         694             -
      Capital expenditures                                   (96)         (228)
      Employee loans, net of repayment and
          forgiveness of interest                             46             -
                                                      ----------   -----------
    Net cash provided by investing activities              3,934         8,862

    Financing activities:
      Proceeds from issuance of Preferred Stock, net       5,672        13,052
      Proceeds from issuance of Common Stock, net              -         1,494
      Issuance of Series R Preferred Stock in
       connection with the conversion of convertible
       promissory notes                                      649             -
      Principal payments on long-term obligations         (2,286)       (1,590)
      Proceeds from asset financing arrangements               -           511
                                                      ----------   -----------
    Net cash used in financing activities                  4,035        13,467

    Net (decrease) in cash and cash equivalents           (1,896)       (1,838)
    Cash and cash equivalents at beginning of period       5,887        11,341
                                                      ----------   -----------
    Cash and cash equivalents at end of the period       $ 3,991       $ 9,503
                                                    ============    ===========

See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1999
                               (Unaudited)

1.    Basis of Presentation


      We are focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. In September 1999, we began our commercialization efforts through our botanicals division, which we have named ShamanBotanicals.com. Our commercialization plan includes the use of community building initiatives on the Internet and other distribution channels, and is based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical products for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.


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

      These unaudited interim financial statements have been prepared assuming that we will continue as a going concern. We need substantial working capital to fund our operations. As of September 30, 1999, we had cash, cash equivalents and short-term investment balances of approximately $4.0 million. Our short and long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanical products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceutical programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand as of September 30, 1999 should be sufficient to fund operations at the current level only through the first quarter of 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the first quarter of 2000. Sales of our first product, SB-NSF, have not resulted in any significant revenues or earnings to date. Although the product was available starting July 30, 1999, Shaman did not start promoting this product until late September 1999. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of all operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      In addition, we will likely need additional capital to fund the redemption of our Series D Preferred Stock or to pay accumulated dividends. The delisting of our common stock from The Nasdaq National Market on February 2, 1999 constituted an optional redemption event for our Series D Preferred Stock. Since we do not have adequate resources to pay to redeem the Series D Preferred Stock, we have issued a notice to the holders of the Series D Preferred Stock as required under our charter that prevented the redemption of the Series D Preferred Stock. Under the terms of our charter, the effect of preventing this redemption event by issuing the notice was to increase the annual cumulative dividend payable to the Series D Preferred Stock holders to $180 per share and to adjust the conversion price of the Series D Preferred Stock to 72% of the lowest trading price of our common stock for a designated period prior to the conversion. The notice preventing the redemption of the Series D Preferred Stock will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. In connection with the issuance of such notice, we recorded a deemed dividend charge in the amount of $2,273,614 in the first quarter of 1999. We do not believe we will be listed on any of these markets or exchanges in the foreseeable future.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and commercialize products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms, if at all. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, or cease operations altogether, which would have a material adverse effect on our business, financial condition and results of operations.

2.    Restructuring Expenses


      On February 1, 1999, we initiated a restructuring plan in which we closed down the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all of our pharmaceutical compounds and will focus our efforts on the development and commercialization of botanical dietary supplements. The restructuring plan includes: cessation of pharmaceutical research and development activities and related operations; outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce); sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-leasing a portion of our facility.


      The termination of 60 employees occurred on February 1, 1999. The following table summarizes Shaman's restructuring activities as of September 30, 1999.

                              Total
                           Restructuring            Balance at
            Category         Charges     Spending   September
                                                     30, 1999
      -----------------    ------------ -----------  -----------
         (in thousands)

       Severance and
         related charges    $      467   $       4      $    0
       Cancellation of
         contracts               1,200           0       1,200
       Other                     1,414       1,337          77
       Gain on disposal
         of fixed assets           (43)        (43)          0
                             ---------   ---------    ---------
                            $    3,038 $      1,761  $   1,277
                            ========== ============  ==========

      At June 30, 1999, we had approximately $969,000 recorded as deferred revenue, which we had not yet earned. In August 1999, we issued 133,334 shares of Series R Preferred Stock, having a value of $2.0 million, to Lipha S.A. in partial settlement of claims made by Lipha S.A. in connection with the pharmaceutical research and development agreement between Shaman and Lipha S.A. Out of the $2.0 million, we applied $969,000 to deferred revenue and the balance to restructuring expenses. We are currently in negotiations with Lipha S.A. for the discontinuation of the pharmaceutical research and development agreement between Shaman and Lipha S.A.

3.    Series R Preferred Stock Financing

      In August 1999, Shaman completed the Series R Preferred Stock rights offering. In the rights offering, Shaman sold 717,149 shares of Series R Convertible Preferred Stock at $15.00 per share to Shaman's common stockholders of record on July 14, 1999, raising net proceeds of approximately $5.7 million. Each share of Series R Preferred Stock will automatically convert on February 1, 2000 into shares of common stock at a conversion price equal to the lesser of
(i) $0.10 or (ii) the price that is equal to 10% of the average closing sales price of our common stock for the 10 trading days ending three trading days prior to February 1, 2000.

4.     License and Sale Agreement

      In August 1999, we entered into a License and Sale Agreement with Metabolix, Inc. whereby Metabolix, Inc. has licensed certain rights to Shaman's library of extracts and compounds for research, development, and commercialization purposes. We have received an up-front license payment of $350,000 and an additional $55,000 for an option fee to a specific piece of technology. Shaman will receive royalties on any resulting products commercialized. Metabolix, Inc. also has an option to license further technology for additional up-front payments over the next four months. In October 1999, we received an additional $250,000 up-front payment from Metabolix, for which Metabolix exercised its option to license other technology.

5.    Convertible Promissory Notes

     In April 1999, we entered into a credit facility and note purchase agreement with certain investors, stockholders, key executives and members of the board of directors, pursuant to which we borrowed approximately $1.0 million in July 1999. The convertible promissory notes issued pursuant to the credit agreement were due and payable on the earlier of (i) 30 days subsequent to the completion of the public rights offering, or (ii) December 31, 1999. Interest on the convertible promissory notes was accrued at an annual rate of 12%. The convertible promissory notes were secured by certain assets of Shaman and were convertible into shares of Series R Preferred Stock, or into common stock if no public offering occurred prior to December 31, 1999. In connection with the credit agreement, we issued warrants to purchase shares of Series R Preferred Stock. The number of shares subject to these warrants is equal to 50% of the debt amount divided by $15, which was the per share sale price of the Series R Preferred Stock. These warrants are exercisable, on a cashless basis, commencing on April 5, 1999, and through the third anniversary date of the public offering. The conversion price of the convertible promissory notes and the exercise price of the warrants was $15, which was the per share offering price of the Series R Preferred Stock. In September 1999, a total of $649,275 of principal and interest under these notes was converted into 43,285 shares of Series R Preferred Stock and a total of $374,816 of principal and interest under these notes was repaid to the note holders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. In September 1999, we began implementing our commercialization efforts through our botanicals division, which we have named ShamanBotanicals.com. Our commercialization plan includes the use of community building initiatives on the Internet and other distribution channels, and is based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical products for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

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

Results of Operations for the Quarters Ended September 30, 1999 and 1998

      The results of operations for the quarter and nine months ended September 30, 1998 were related to our pharmaceutical operations. Since we ceased operations of our pharmaceutical business and focused our efforts in our botanical business starting February 1999, our results of operations for the nine months ended September 30, 1999 and future periods are not comparable to the same periods last year.

      The sales of our first product, SB-NSF, have not resulted in any significant revenues or earnings to date. For the quarter ended September 30, 1999, product revenues were $13,000. Although the product was available starting July 30, 1999, Shaman did not start promoting this product until late September 1999.

      We recorded collaborative revenues of $350,000 and $560,000 for the quarters ended September 30, 1999 and 1998, respectively, and $350,000 and $2,285,000 for the nine months ended September 30, 1999 and 1998, respectively. Revenues for the quarter and nine months ended September 30, 1999 resulted from the License Agreement with Metabolix, Inc. Revenues for the quarter and nine months ended September 30, 1998 resulted from Shaman's collaboration with Lipha S.A. and research funding from Ono Pharmaceutical Co., Ltd., which expired in May 1998.

      In December 1998, we renegotiated the terms of the existing agreement with Lipha S.A. Under the new terms, we forgave $6.0 million in aggregate payments due over the remaining term of the original agreement in exchange for a one-time up-front payment of an aggregate of $2.0 million, consisting of a $1.0 million research payment (which as of June 30, 1999 was recorded as deferred revenue that we had not yet earned) and a $1.0 million equity investment. We are currently in negotiations with Lipha S.A. for the discontinuation of this agreement. There will be no further research payments from Lipha/Merck. In August 1999, we issued 133,334 shares of Series R Preferred Stock, having a value of $2.0 million, to Lipha S.A. in partial settlement of claims made by Lipha S.A. in connection with the pharmaceutical research and development agreement between Shaman and Lipha S.A. Out of the $2.0 million, we applied $969,000 to deferred revenue and the balance to restructuring expenses.

      We incurred research and development expenses of $1.6 million and $8.5 million for the quarters ended September 30, 1999 and 1998, respectively, and $5.2 million, of which $3.0 million was related to the research and development of the botanicals division, and $24.3 million for the nine months ended September 30, 1999 and 1998, respectively. This decrease was primarily attributable to the closing down of our pharmaceutical business as of February 1, 1999. Research and development expenses are expected to continue to decrease in 1999 as we focus our efforts in our botanicals business.

      Marketing, general and administrative expenses were $1.9 million and $1.6 million for the quarters ended September 30, 1999 and 1998, respectively, and $4.7 million and $4.3 million for the nine months ended September 30, 1999 and 1998, respectively. This increase was primarily attributable to the marketing expenses related to the launch our of first botanical product, SB-NSF. General and administrative expenses are expected to decrease in 1999 as we focus our efforts on our botanicals business, partially offset by marketing expenses.

      Interest income was $30,000 and $88,000 for the quarters ended September 30, 1999 and 1998, respectively, and $120,000 and $444,000 for the nine months ended September 30, 1999 and 1998, respectively. Interest income decreased for the quarter and nine months ended September 30, 1999, compared with the quarter and nine months ended September 30, 1998, due to lower average cash and investment balances as we continue to fund our operations. Interest expense was $180,000 and $488,000 for the quarters ended September 30, 1999 and 1998, respectively, and $650,000 and $1,799,000 for the nine months ended September

30, 1999 and 1998, respectively. Interest expense decreased for the period ended September 30, 1999, compared with the period ended September 30, 1998 due to lower average debt balances.

Restructuring Expenses

      On February 1, 1999, we initiated a restructuring plan in which we closed down the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all of our pharmaceutical compounds and will focus our efforts on the development and commercialization of botanical dietary supplements. The restructuring plan includes: cessation of pharmaceutical research and development activities and related operations; outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce; sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-leasing a portion of our facility.


      The termination of 60 employees occurred on February 1, 1999. The following table summarizes Shaman's restructuring activities as of September 30, 1999.

                              Total
                           Restructuring            Balance at
            Category         Charges     Spending   September
                                                     30, 1999
      -----------------    ------------ -----------  -----------
         (in thousands)

       Severance and
         related charges    $      467   $       4      $    0
       Cancellation of
         contracts               1,200           0       1,200
       Other                     1,414       1,337          77
       Gain on disposal
         of fixed assets           (43)        (43)          0
                             ---------   ---------    ---------
                            $    3,038 $      1,761  $   1,277
                            ========== ============  ==========

      At June 30, 1999 we had approximately $969,000 recorded as deferred revenue, which we had not yet earned. In August 1999, we issued 133,334 shares of Series R Preferred Stock, having a value of $2.0 million, to Lipha S.A. in partial settlement of claims made by Lipha S.A. in connection with the pharmaceutical research and development agreement between Shaman and Lipha S.A. Out of the $2.0 million, we applied $969,000 to deferred revenue and the balance to restructuring expenses. We are currently in negotiations with Lipha S.A for the discontinuation of the pharmaceutical research and development agreement between Shaman and Lipha S.A.

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

Liquidity and Capital Resources

      As of September 30, 1999, our cash, cash equivalents, and investments totaled approximately $4.0 million, compared with $9.2 million at December 31, 1998. We invest excess cash according to our investment policy that provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

      In August 1999, Shaman completed the Series R Preferred Stock rights offering. In the rights offering, Shaman sold 717,149 shares of Series R Convertible Preferred Stock at $15.00 per share to Shaman's common stockholders of record on July 14, 1999, raising net proceeds of approximately $5.7 million.

      In August 1999, we entered into a License and Sale Agreement with Metabolix, Inc. whereby Metabolix, Inc. has licensed certain rights to Shaman's library of extracts and compounds for research, development, and commercialization purposes. We have received an up-front license payment of $350,000 and an additional $55,000 for an option fee to specific piece of technology. We will receive royalties on any resulting products commercialized. Metabolix, Inc. also has an option to license further technology for additional up-front payments over the next four months. In October 1999, we received an additional $250,000 up-front payment from Metabolix, for which Metabolix exercised its option to license other technology.

      In April 1999, we entered into a credit facility and note purchase agreement with certain investors, stockholders, key executives and members of the board of directors, pursuant to which we borrowed approximately $1.0 million in July 1999. The convertible promissory notes issued pursuant to the credit agreement were due and payable on the earlier of (i) 30 days subsequent to the completion of the public rights offering, or (ii) December 31, 1999. Interest on the convertible promissory notes was accrued at an annual rate of 12%. The convertible promissory notes were secured by certain assets of Shaman and were convertible into shares of Series R Preferred Stock, or into common stock if no public offering occurs prior to December 31, 1999. In connection with the credit agreement, we issued warrants to purchase shares of Series R Preferred Stock. The number of shares subject to these warrants is equal to 50% of the debt amount divided by $15, which was the per share sale price of the Series R Preferred Stock. These warrants are exercisable, on a cashless basis, commencing on April 5, 1999, and through the third anniversary date of the public offering. The conversion price of the convertible promissory notes and the exercise price of the warrants was $15, which was the per share offering price of the Series R Preferred Stock. In September 1999, a total of $649,275of principal and interest under these notes was converted into 43,285 shares of Series R Preferred Stock and a total of $374,816 of principal and interest under these notes was repaid to the note holders.

      We expect to continue to incur losses through 2000. We need substantial working capital to fund our operations. As of September 30, 1999, we had cash, cash equivalents and short-term investment balances of approximately $4.0 million. Our short and long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanical products, the success of any marketing efforts related to the botanical products, the success of any out-licensing efforts with respect to the pharmaceutical programs, and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand as of September 30, 1999 should be sufficient to fund operations at the current level only through the first quarter of 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the first quarter of 2000. Sales of our first botanical product, SB-NSF, have not resulted in any significant revenues or earnings to date. Although the product was available starting July 30, 1999, Shaman did not start promoting this product until late September 1999. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      In addition, we will likely need additional capital to fund the redemption of our Series D Preferred Stock or to pay accumulated dividends. The delisting of our common stock from The Nasdaq National Market on February 2, 1999 constituted an optional redemption event for our Series D Preferred Stock. Since we do not have adequate resources to pay to redeem the Series D Preferred Stock, we have issued a notice to the holders of the Series D Preferred Stock as required under our charter that prevented the redemption of the Series D Preferred Stock. Under the terms of our charter, the effect of preventing this redemption event by issuing the notice was to increase the annual cumulative dividend payable to the Series D Preferred Stock holders to $180 per share and to adjust the conversion price of the Series D Preferred Stock to 72% of the lowest trading price of our common stock for a designated period prior to the conversion. The notice preventing the redemption of the Series D Preferred Stock will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. In connection with the issuance of such notice, we recorded a deemed dividend charge in the amount of $2,273,614 in the first quarter of 1999. We do not believe we will be listed on any of these markets or exchanges in the foreseeable future.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms, if at all. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, or cease operations altogether, which would have a material adverse effect on our business, financial condition and results of operations.

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

      Based on recent assessments, we have determined that we will not be required to modify or replace significant portions of our software and hardware to insure that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with achievable modifications and modest replacement of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have an impact on our operations.

      We have completed the assessment of all internal information technology and non-information technology systems that could be significantly affected by the Year 2000. To date, we have incurred approximately $9,000 related to the Year 2000 compliance and we estimate that upgrades for those systems not in compliance will total approximately $10,000. We expect to complete our internal Year 2000 readiness program by November 30, 1999. We are in the process of querying our significant suppliers and subcontractors regarding their Year 2000 remediation activities. To date, we are not aware of any external agent with a Year 2000 Issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

      We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program but we are developing a plan based on the information obtained from third parties and an on-going evaluation of our systems. We anticipate having a contingency plan in place by November 30, 1999, which will include development of backup procedures and identification of alternate suppliers.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

      No significant change in market risk has occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 1998. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 1998.

Certain Factors that May Affect Future Results

      This Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Shaman's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and also in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in our Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

If we do not raise significant additional capital, we will be unable to fund continuing operations, and will likely be forced to cease operations

      We need substantial working capital to fund our operations. As of September 30, 1999, we had cash, cash equivalents and short-term investment balances of approximately $4.0 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanical products, the success of any marketing efforts related to the botanical products, the success of any out-licensing efforts with respect to the pharmaceutical programs. Our projections show that cash on hand as of September 30,1999, should be sufficient to fund operations at the current level only through the first quarter of 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the first quarter of 2000. Sales of our first botanical product, SB-NSF, have not resulted in any significant revenues or earnings to date. Although the product was available starting July 30, 1999, Shaman did not start promoting this product until late September 1999. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will therefore be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms, if at all. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, or cease operations altogether, which would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue as a going concern, stockholders will lose their investment

      We have suffered recurring and significant losses from operations. We have also relied upon debt and equity financing to fund these losses and cash flow deficits. Cash flows from future operations, if any, may not be sufficient to enable us to continue our current level of operations, or to meet our debts as they come due. Sales of our first botanical product, SB-NSF, have not resulted in any significant revenues or earnings to date. Although the product was available starting July 30, 1999, Shaman did not start promoting this product until late September 1999. As a result of these factors, we may not be able to continue as a going concern. For the year ended December 31, 1998, our independent auditors have issued a report, which contains explanatory language for the uncertainty related to our ability to continue as a going concern. If we are to remain as a going concern, we will need to become and thereafter remain profitable and may also need financing in addition to the funds raised in rights offering. We may not be successful in achieving profitability or in obtaining new financing and may have to curtail or cease operations, which could cause our stockholders to lose their investment.

We have a history of operating losses, expect continuing losses and may never achieve profitability

      We have incurred significant losses in each year since our founding in 1989 and expect to continue to incur losses for the foreseeable future. We incurred a net loss of approximately $13.1 million for the nine months ended September 30, 1999 and additional non-cash expense of $ 5.0 million incurred in connection with the issuance of the control notice to holders of Series D Preferred Stock and the issuance of Series R Preferred Stock in August 1999. As of September 30, 1999, our accumulated deficit was approximately $168.5 million.

 If we are to become and remain profitable, we will need to, among other things, first generate product revenues. We have not generated any significant product sales to date. We have changed the direction of our operations and are pursuing a new business model in the botanical dietary supplement industry. In the third quarter of 1999, we introduced our first product, SB-NSF, for commercial sale. Sales of this product have not resulted in any significant revenues or earnings to date. Although the product was available starting July 30, 1999, Shaman did not start promoting this product until late September 1999. We are also exploring other botanical dietary supplement products for development and commercial introduction. In order to generate revenues or profits, we must successfully market SB-NSF and other products or enter into collaborative agreements with others who can successfully market them. SB-NSF and any other products we may introduce may not achieve market acceptance and we may not achieve profitability.

      Our pharmaceutical product candidates and compounds are still in the research and development stage and we have ceased all our pharmaceutical operations. In order to generate revenues from these products, we must out-license these product candidates. It is possible that our out-licensing efforts may not be successful, and that we or our licensees may not obtain required regulatory approvals. Even if our product candidates are developed and introduced, they may not be successfully marketed or may not achieve market acceptance or we may not achieve profitability.

If we do not have on February 1, 2000, an adequate number of common stock shares authorized to effect the conversion of all of the preferred stock, all or a portion of the Series R Preferred Stock may remain outstanding indefinitely or until an adequate number of common stock shares are authorized, which could adversely affect the liquidity and price of the Series R Preferred Stock

      Each share of our outstanding Series R Preferred Stock will automatically convert on February 1, 2000 into a number of shares of common stock equal to $15.00 divided by the conversion price then in effect. The conversion price shall be equal to the lesser of $0.10 per share, or the price that is equal to 10% of the average closing sales price of our common stock for the 10 trading days ending three trading days prior to February 1, 2000. Our certificate of incorporation provides that the Series R Preferred Stock will convert on February 1, 2000 only to the extent that we have enough common stock shares authorized to issue all shares of common stock needed to effect the conversion of all outstanding shares of Series R Preferred Stock, after taking into account the number of common stock shares necessary to effect the conversion of any then outstanding shares of Series C Preferred Stock and Series D Preferred Stock. In the event that we do not have enough shares authorized, only the portion of the Series R Preferred Stock for which we have authorized shares of common stock, will be converted, on a pro rata basis among the holders of the Series R Preferred Stock. The remaining shares will remain outstanding until we have amended our certificate of incorporation to authorize an adequate number of common stock shares. Based on the current trading price of our common stock, we do not have enough common stock available to issue common stock upon conversion of the outstanding shares of Series R Preferred Stock and will need to authorize additional shares of common stock to effect the conversion of all shares of our outstanding preferred stock, which will require stockholder approval. We anticipate submitting to the stockholders, prior to the conversion date of the Series R Preferred Stock, a proposal to increase the number of shares of common stock authorized to be issued to a number adequate to effect the conversion of all of the outstanding preferred stock, including the Series R Preferred Stock. If the stockholders do not approve such an increase in the authorized common stock, all or a portion of the Series R Preferred Stock will likely not convert on February 1, 2000 and may remain outstanding indefinitely after February 1, 2000 until we are able to amend our certificate of incorporation to authorize additional shares of common stock to effect this conversion. The delay in conversion of or the indefinite inability to convert all or a portion of the Series R Preferred Stock, or the Series C or Series D Preferred Stock, may decrease the liquidity and the market price of the preferred stock.

The ownership interests of our common stockholders will be substantially reduced by future issuances of stock upon exercises and conversions of currently outstanding options, warrants and preferred stock

      We currently have outstanding many securities that are convertible into shares of common stock. The holders of common stock will be diluted upon the exercise of outstanding options and warrants and upon conversion of the Series C Preferred Stock, the Series D Preferred Stock and Series R Preferred Stock. The Series D Preferred Stock is currently convertible into common stock at a price equal to 72% of the market price of the common stock, and the Series C Preferred Stock is currently convertible at a price equal to 85% of the market price of the common stock and may be freely resold on the public market. The Series R Preferred Stock will automatically convert on February 1, 2000 at a price equal to 10% of the market price of our common stock and may be freely resold on the public market. The common stock issued upon conversion of the Series C, Series D and Series R Preferred Stock will substantially dilute the existing common stock and will likely depress the price of the common stock if large amounts are offered for sale in the open market.

If we are not successful in transitioning into the botanical dietary supplements business, we may never achieve revenues or profitability

      We have transitioned our operations from pharmaceutical product development to botanical dietary supplement development and commercialization. We have no experience in this new industry segment and must create a new business model. Some skills and relationships developed over time may not be transferable to our new business. While we have been working with natural products since our inception, we have no prior experience manufacturing or marketing dietary supplements. Our marketing efforts for our first product, SB-NSF, have not resulted in any significant sales to date. Although the product was available starting July 30, 1999, we did not start promoting this product until late September 1999. We have no experience running a business with product sales. We may not be successful in these activities and may never generate revenues or profitability from our botanicals business.

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

Since we have only a limited marketing staff, we may never achieve adequate sales and revenues to achieve profitability

      We currently have minimal marketing staff. If we are unable to successfully establish, execute and finance a complete marketing plan for our first product, SB-NSF, or subsequent products, we may not achieve a successful product entry into the marketplace and may fail to achieve adequate sales and revenues from our botanical products to achieve profitability. Our marketing efforts for SB-NSF have not resulted in any significant sales to date. It is unlikely we would ever achieve profitability if our first product is not successfully marketed and sold.

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

If we do not succeed in marketing our botanical products over the Internet, we may be unable to sell adequate volumes of our products or generate revenues adequate to achieve profitability

      We are currently marketing our first product, SB-NSF, directly to consumers through the Internet on our web site and through a toll-free customer service line. We have no experience in marketing any product on the Internet, and we have no market visibility or brand name awareness on the Internet. Although Internet sites marketing dietary supplements do exist, the Internet may never develop as a strong or viable marketing and distribution channel for dietary supplements. Our Internet marketing efforts for SB-NSF have not resulted in any significant sales to date. Although the product was available starting July 30, 1999, Shaman did not start promoting this product until late September 1999.We may not be successful in using the Internet as a direct marketing and distribution channel for our products, and if we do not succeed, we may be unable to generate adequate revenues to achieve profitability.

Since our business plan relies substantially on marketing our future products over the Internet, if our third party Internet access providers fail to keep our web site operational, sales of our products would be disrupted and our marketing efforts would be harmed.

      We are currently marketing our first product primarily over the Internet, and rely on third parties to provide us with access to the Internet and to enable commerce over our web site, including providing adequate security of information provided over the web site. Any failure by such third party providers to provide uninterrupted access by our customers to our web site and to ensure that commerce can be conducted on our web site would disrupt sales and discourage use of our web site by customers, which would have a material adverse effect on our revenues and profits.

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

Anti-takeover provisions in our charter documents and Delaware law may inhibit potential acquisition bids for Shaman, which may adversely affect the market price of our common stock and the voting rights of the holders of the common stock

      Certain provisions of our charter documents and Delaware law make it more difficult for a third party to acquire, and may discourage a third party from attempting to acquire us, even if a change in control would be beneficial to our stockholders. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of the common stock. The provisions include the division of our board of directors into two separate classes, the ability of the board to elect directors to fill vacancies created by an expansion of the board, the power of the board to amend our bylaws, and the requirement that at least 66% of the outstanding shares are required to call a special meeting of stockholders. Our board also has the authority to issue up to 493,715 additional shares of preferred stock, and to fix the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of the outstanding voting stock. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving Shaman, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

PART II    OTHER INFORMATION


Item 1.    Legal Proceedings

      None

Item 2.    Changes in Securities and Use of Proceeds

      On various dates in September 1999, Shaman issued an aggregate of 43,285 shares of Series R Preferred Stock to 21 persons, including certain stockholders, executive officers and directors of Shaman, upon conversion of convertible promissory notes, each dated April 5, 1999, held by such persons. The conversion price was $15 per share and an aggregate of $649,275 of principal and interest was cancelled in payment of the conversion price for the shares.

Item 3.    Defaults in Senior Securities

      None.

Item 4.    Submission of Matters to a Vote of Security Holders

      None

Item 5.    Other information

      In August 1999, we completed the sale of 717,149 shares of Series R Preferred Stock in the Series R Preferred Stock public rights offering. In the offering, Shaman raised proceeds of approximately $5.7 million.

      Each share of Series R Preferred Stock will automatically convert on February 1, 2000 into a number of shares of common stock equal to $15.00 divided by the conversion price then in effect. The conversion price shall be equal to the lesser of $0.10 per share, or the price that is equal to 10% of the average closing sales price of Shaman's common stock for the 10 trading days ending three trading days prior to February 1, 2000. Shaman's certificate of incorporation provides that the Series R Preferred Stock will convert on February 1, 2000 only to the extent that Shaman has enough common stock shares authorized to issue all shares of common stock needed to effect the conversion of all outstanding shares of Series R Preferred Stock, after taking into account the number of common stock shares necessary to effect the conversion of any then outstanding shares of Series C Preferred Stock and Series D Preferred Stock. In the event that Shaman does not have enough shares authorized, only the portion of the Series R Preferred Stock for which Shaman has authorized shares of common stock, will be converted, on a pro rata basis among the holders of the Series R Preferred Stock. The remaining shares will remain outstanding until Shaman has amended its certificate of incorporation to authorize an adequate number of common stock shares. Based on the current trading price of the common stock, Shaman does not have enough common stock available to issue common stock upon conversion of the outstanding shares of Series R Preferred Stock and will need to authorize additional shares of common stock to effect the conversion of all shares of our outstanding preferred stock, which will require stockholder approval. Shaman anticipates submitting to the stockholders, prior to the conversion date of the Series R Preferred Stock, a proposal to increase the number of shares of common stock authorized to be issued to a number adequate to effect the conversion of all of the outstanding preferred stock, including the Series R Preferred Stock. If the stockholders do not approve such an increase in the authorized common stock, all or a portion of the Series R Preferred Stock will likely not convert on February 1, 2000 and may remain outstanding indefinitely after February 1, 2000 until Shaman is able to amend its certificate of incorporation to authorize additional shares of common stock to effect this conversion. The delay in conversion of or the indefinite inability to convert all or a portion of the Series R Preferred Stock, or the Series C or Series D Preferred Stock, may decrease the liquidity and the market price of the preferred stock.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.    Description

           27        Financial Data Schedule


(b) Current reports on Form 8-K that were filed during the quarter ended September 30, 1999.

           None.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 1999


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