Form 10-K
period 1999-12-31
SHAMAN PHARMACEUTICALS INC
filed 2000-03-31
CIK 891933

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K
                        For Annual and Transition Reports
                     Pursuant to Sections 13 or 15(d) of the
                       Securities and Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on the Nasdaq OTC Bulletin Board on March 17, 2000 was $23,676,687*

     The number of shares of the Registrant's Common Stock outstanding was 36,960,174 as of March 17, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting are incorporated herein by reference into Part III of this Report.
----------
      *...Excludes 174,581 shares of the Registrant's Common Stock held by executive officers, directors and affiliated parties at March 17, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
==============================================================================

PART I

ITEM 1. BUSINESS

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties that are described more fully in "Risk Factors." While this outlook represents our judgment on the current and future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the success of Shaman Pharmaceuticals, Inc. Actual results may differ significantly from any future performance suggested in this report.

      All information contained in this Report on Form10-K reflects a 1-for-20 reverse stock split of the common stock effected on June 22, 1999 and a 1-for-50 reverse stock split of the common stock effected on January 31, 2000.

BUSINESS

Overview of current business

      We are focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. In September 1999, we began implementing our commercialization efforts through our botanicals division, ShamanBotanicals.com. Our commercialization plans includes the use of community building initiatives on the Internet and other distribution channels, and is based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical product candidates for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

Overview of our new business plan

     In the second half of 2000, we intend to collaborate for the commercialization of our proprietary botanical products and shift our business focus to the content, education and media business through a wholly-owned subsidiary. We intend to transfer all of our assets and liabilities to this wholly-owned subsidiary in exchange for shares of its common stock. A more detailed discussion of this transfer can be found in our Definitive Proxy Statement filed with the Securities and Exchange Commission on February 16, 2000. We anticipate that the name of the wholly-owned subsidiary will be Shaman.com. Shaman.com will provide information, education, and entertainment through community building initiatives over the channels of the Internet, cable, and television. We anticipate that Shaman.com will become a full-fledged natural medicine content site and target various health communities anchored by original content, recognized advice, and personalized services. Shaman.com will not sell products directly via e-commerce, therefore retaining objectivity and credibility as a voice of natural products. Shaman.com will also extend its message to cable and television productions. The commercialization of all of our proprietary botanical supplements will be achieved by collaborative efforts, including out-licensing to mass-market partners and joint promotional efforts in certain retail channels. Product out-licensing will benefit Shaman.com by providing it with a product royalty stream, mass market promotion of the Shaman site and television series, and mass market branding of the Shaman.com name. We anticipate that joint promotional efforts of our proprietary botanical supplements will boost sales of these products while simultaneously build the Shaman.com brand.

BOTANICALS

Background

      In 1997, the U.S. dietary supplement market was $12.9 billion. Of this, over $4.0 billion were herbal or botanical dietary supplements. In 1998, this number was projected to reach $5.0 billion, with a compounded yearly growth rate of approximately 35%. In 1997, 24% of U.S. households reported using herbal or botanical dietary supplements. The growth of this market has been led by consumers who are interested in complementary, non-pharmaceutical options for treating symptoms, fulfilling unmet dietary needs, and optimizing health, either as an alternative to, or in conjunction with, more conventional medical approaches. We believe that the use of these products will continue to expand based upon the aging of the population, increasing scientific evidence and acceptance by the conventional medical establishment, and the recent entrance of powerful consumer companies which provide greater product confidence, while growing the base of consumer users.

      We believe that room exists for significant continuing growth of the dietary supplement market and expect the two key drivers of market growth to be
(1) growth in the number and breadth of consumers utilizing these products; and
(2) continuing effective product innovation to fuel both trial and repurchase.

      Growth in the number and breadth of consumers utilizing these products has already begun, and is based in part upon the entrance of the large consumer healthcare companies into the botanical dietary supplements market. These companies have increased the visibility of botanical dietary supplements, placing them not only in local health food stores but also in neighborhood grocery stores, drug stores, and mass merchandisers. Additionally, these companies are spending money on large direct-to-consumer advertising campaigns, placing advertisements during primetime television and in mainstream newspapers and magazines. Consumer surveys show this advertising has resulted in a broader base of consumers being made aware of, trying and utilizing dietary supplements.

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

Strategy

      The concept for our botanical division, ShamanBotanicals.com, was developed in 1998, and has become the focus of our operations in 1999. The purpose of the botanicals business is to discover, develop and market novel, proprietary botanical dietary supplements derived from tropical plant sources through community building initiatives on the Internet and other focused marketing channels. The unique positioning of our botanicals business stems from our prior experience and efforts in developing pharmaceutical products from tropical plant sources, including significant financial investment, more than 10 years of extensive field research by our teams of ethnobotanists and physicians, and pharmaceutical-level chemical standardization, biological and clinical testing. In the last decade, we have amassed a large body of information on the health benefits of thousands of tropical plant species that have a history of human use, and we have organized this information into an extensive relational database. This database includes over 2,600 tropical plants, many of which have not been introduced or fully developed in the U.S. dietary supplement market. We have identified plants with a documented ethnomedical history of use in our library and database of botanicals for use in key market categories with significant commercial potential. Because many of these plants reflect the previously untapped plant diversity of the rainforests, they may represent novel botanical products that have the opportunity to attain a strong, proprietary market position. We began marketing our first botanical product, SB-Normal Stool Formula ("SB-NSF"), in September 1999.

      We have the opportunity to differentiate our product candidates in consumers' minds relative to those of our competitors. Key points of differentiation include:

      o Novel plants/proprietary products for unmet needs;
      o Documented, first-hand field experience with traditional use;
      o Rainforest-based plants and products, since most botanical supplements products currently come from plants found in temperate areas;
      o Our commitment to conservation and reciprocity;
      o Sustainable sourcing and supply;
      o Quality manufactured, standardized products; and
      o Clinically tested products.

      Our commercialization strategy is to create high-end branding of the Shaman name, on our propriety products addressing serious unmet healthcare concerns, and to market these proprietary products to specific communities affected by such healthcare issues.

Product Discovery and Development Process

      We build on the knowledge and expertise of ethnobotanist and physician teams who work with traditional healers to identify effective treatments in the therapeutic areas that we have targeted. These teams gather comparative data on traditional medicinal and health uses of plants from geographically diverse tropical areas and prioritize plant candidates based on common use among cultures and other factors. The prioritization process includes cross-checking field-derived information against the results of literature searches as to chemical constituents, previously discovered biological activity and other reported medicinal uses. This process is integral to both our pharmaceutical and dietary supplement discovery and development programs.

      We were able to initiate our botanicals business by further exploring the botanical library and pipeline we have developed over the past 10 years. In the last decade, we have amassed a large body of information on the healing benefits of thousands of tropical plant species that have a history of human use and have organized this information into an extensive relational database. This database includes information on over 2,600 tropical plants, many of which have not been introduced or fully developed in the U.S. dietary supplement market. Currently, most dietary supplements are derived from plants from temperate regions. We have identified plants with a documented ethnomedical history of use in our library and database of botanicals for use in key market categories with significant commercial potential.

      We intend to differentiate ourselves within the botanical dietary supplement marketplace by backing proprietary products and promotion with quality research, development and manufacturing, a carry-over from our pharmaceutical culture and skill base. We intend to develop standardization processes for the ingredients in all our products, including safety verification and, where appropriate, human clinical testing of potential products. Once completed, published clinical data can be utilized for educational purposes with consumers and retailers seeking more information about our products. This distribution of "third party" literature for education and promotional sales can be particularly effective with Internet purchases. We believe that these elements, along with unique formulations and existing and future patents, should add to the proprietary position of our products.

Products and Product Candidates

      Our first botanical dietary supplement product is SB-Normal Stool Formula ("SB-NSF"), which is designed to relieve diarrhea without causing constipation. SB-NSF is an extract of Croton lechleri, a plant used by indigenous people for relief of gastrointestinal symptoms, and contains a chemical activity marker, SP-303, a patented, clinically proven antidiarrhea agent. SB-NSF also has a patented formulation. The mechanism of SB-NSF is a desirable anti-secretory activity, and SB-NSF does not have anti-motility effects, such as the side effects of constipation and cramping associated with the use of immodium and loperamide. Such anti-motility agents generally cannot be used on a continuous basis as a result of these side effects.

     We began marketing SB-NSF in September 1999, and have focused our marketing efforts on community building initiatives on the Internet and other appropriate focused channels of distribution. We have marketed the product initially to people with HIV/AIDS who suffer from chronic diarrhea and began marketing this product to travelers and others who suffer from acute episodes of diarrhea in the fourth quarter of 1999. We are also considering developing a pediatric formulation of SB-NSF, which would complete three distinct commercial product opportunities from one plant extract, differentiated by formulation, packaging, and target customer/community base.

     We are working to develop a second product line based on a diet system to mitigate Syndrome X symptoms. The Syndrome X is the cluster of metabolic disorders that occur in the face of elevated insulin when an individual is insulin resistant, yet still maintains glucose control and is therefore not diabetic. This cluster of coronary heart disease risk factors, such as elevated triglycerides and lower HDL-cholesterol, the "good" cholesterol, are the silent killers associated with Syndrome X. Shaman's Sr. Vice President of Clinical Research, Dr. Gerald Reaven, has developed a trademarked Syndrome X diet system for persons exhibiting Syndrome X symptoms, and has performed over 20 years of clinical research documenting the benefits of this diet system. Direct comparison clinical trial data supports that this diet system provides superior benefits to those exhibiting Syndrome X symptoms than the low fat/high carbohydrate diet guidelines recommended by the American Heart Association. In March of 2000, Dr. Reaven published a mass market health book titled, SYNDROME
X: OVERCOMING THE SILENT KILLER THAT CAN GIVE YOU A HEART ATTACK (Simon & Schuster).

      Approximately 30% of the US population is insulin resistant and subject to Syndrome X. Our botanical division, ShamanBotanicals.com, has the exclusive license to diet and nutritional systems designed to combat Syndrome X as well as the trademarked name for use on related products and services. ShamanBotanicals.com plans to produce several lines of products based on Dr. Reaven's clinical research. The first will be a line of nutrition bars, which match Dr. Reaven's proprietary nutritional system. The initial bar is expected to launch mid year 2000. A second bar line that combines the nutritional system with one or more active ingredients from Shaman's library of 2,600 proprietary standardized extracts is also in development. Future Syndrome X products will contain one or more proprietary active ingredient from Shaman's library and may take the form of foods, beverages and standardized dietary supplements.

      Many people with AIDS/HIV who are effectively managing the AIDS virus with their antiviral therapies are now also demonstrating metabolic abnormalities consistent with insulin resistance and Syndrome X and progressing to coronary heart disease and type II diabetes. We intend to leverage the identity we will work to establish in the AIDS/HIV community through our SB-NSF product to commence marketing of our Syndrome X diet system in this community, and intend to initially target this community.

Future Product Candidates

      We have strategically identified multiple areas of dietary supplement product interest and have identified specific priority product candidates for the future based on four criteria:

      o  key market categories with significant commercial potential;
      o  the needs of an aging demographic in the U.S. population;
      o  areas where quick, symptomatic relief could be observed; and
      o areas where we have first-hand ethnomedical experience and where sustainable supply of raw materials exists.

      Some of these proposed product areas include gastrointestinal relief, sexual function aids, antioxidants/cardiovascular protectors, sleeping aids, calming agents, weight management and wound healing.

      All of these potential products are based on plant material on the FDA'S grandfathered old dietary ingredient list, which includes dietary ingredients that were sold in the United States prior to 1994, allowing for immediate product introduction without a need for regulatory application or approval.

      We believe our current and prior research and development efforts would allow us to introduce up to two products per year, including human clinical testing. We believe that all of these product areas offer significant opportunity for growth.

Sales and Marketing

      We launched our first product SB-NSF in July 1999, and began marketing this product in September 1999. SB-NSF is a botanical dietary supplement that relieves diarrhea without causing constipation. SB-NSF has initially been targeted to people with AIDS/HIV who suffer from chronic diarrhea. We are marketing SB-NSF via the Internet, 1-800 direct telephone response advertising, advertising in major metropolitan newspapers and in magazines targeted to the HIV/AIDS community, limited storefront access in major market cities, and focused mail order opportunities. In addition, Shaman is working with several leading treatment activists to have them feature the introduction of this product in their regional organizations' newsletters. We are also closely working with Medicine Shoppe to promote SB-NSF in their 1,100 retail store chain.

      We believe that targeting travelers on the Internet presents an attractive marketing opportunity for SB-NSF since two primary uses of the Internet are currently healthcare information and travel. In the fourth quarter of 1999, we began marketing SB-NSF to travelers and others suffering from acute episodes of diarrhea. We are marketing SB-NSF for traveler's via banner advertising at affiliate travel web sites, sample programs to adventure travel and tour companies, and other highly focused target customer programs.

      In marketing a diet system product line to address Syndrome X symptoms, we intend to leverage the identity we will work to establish in the AIDS/HIV arena through sales of SB-NSF, and will initially target this community. Similarly to SB-NSF, we believe we will be able to implement efficient and focused promotion and distribution to the AIDS/HIV community, and then expand our marketing efforts to focus on mass market indications.

      Thus, our initial customer base communities will include:

          o people with AIDS/HIV suffering from chronic diarrhea;
          o travelers to high-risk diarrhea destinations;
          o people with AIDS/HIV exhibiting Syndrome X symptoms; and
          o the Syndrome X population at large.

      Both diarrhea and Syndrome X appear to be under-served and under-recognized on most Internet healthcare sites. We believe that the features to be offered on our web site relating to information on these health issues, together with the exclusive access of our web site to our proprietary products, presents an opportunity for our web site to become one of the definitive sites for the communities affected by these health concerns for complementary medical alternatives. An example of trade of "content" is already occurring with Heart.com.

Customers and Partners

     In the fourth quarter of 1999, we secured the customer Cardinal Distribution, a division of Cardinal Health, Inc. to distribute SB-NSF, our first line of clinically tested supplements. In addition, Medicine Shoppe International or MSI became a partner, being the first retail chain of pharmacies to carry SB-NSF, nationwide. We have also secured several individual pharmacy stores to sell SB-NSF prior to signing an exclusivity deal with Medicine Shoppe International. These stores include CVS ProCare, Statscript, APP and Statlanders. Once the exclusivity deal ends with MSI in June of 2000, we believe there will be further expansion into the former mentioned pharmacy chains.

      The market for dietary supplements in the United States is growing. In recent consumer surveys, 25% to 30% of consumers report having utilized a botanical dietary supplement, and 36% report moderate to heavy use of complementary medicine.

      We believe that our botanicals business has two key initial classes of customers:
      o consumers, primarily in the HIV/AIDS community, the traveler's market, and Syndrome X; and
      o mass market companies that are interested in licensing or partnering with us for the commercialization of our products.

Potential SB-NSF customers

      Diarrhea in people with HIV and AIDS is a devastating syndrome. In 1997 in the United States, there were an estimated 225,000 people with AIDS and between 650,000 and 900,000 individuals in the United States were believed to be infected with HIV. While fewer people are dying of AIDS, new cases of AIDS and HIV are still increasing and people are now living longer with both AIDS and HIV. Sources indicate that, of the combined HIV and AIDS population in the United States, approximately 20% to 40% suffer from diarrhea at any given time, with an average duration of 90 days per year. Although protease inhibitors and highly active antiretroviral therapy have improved the prognosis for people living with HIV and AIDS, the problem of diarrhea persists. In the majority of cases the symptom is thought to be related to the anti-viral drugs. Diarrhea therefore remains a serious problem that has not been adequately addressed.

      Diarrhea not only compromises the health and quality of life of individuals with AIDS and HIV but also has been shown to increase dramatically the cost of these individuals' medical care. Furthermore, people with chronic diarrhea are forced to restrict their daily activities to accommodate the disruptions caused by this condition because current symptomatic therapies provide either poor relief or undesirable side-effects.

      We believe that a product that normalizes water flow in the bowel and promotes stool formation represents a large, focused and untapped market opportunity. We believe that the competitive promotional response may be limited in this discrete market because no specific dietary supplements or over-the-counter antidiarrheals have targeted this population to date, likely because there are no indication or studies in this patient population and the mechanism of action of anti-motility products is counter-indicated for chronic diarrhea. Further, we hope eventually to build a niche market position by catering specifically to the needs of the HIV/AIDS community with a full product line.

      For the traveler's market, SB-NSF provides a natural alternative to currently available treatments which have unpleasant side effects, such as constipation and rebound diarrhea. More than 35 million individuals travel annually to countries that present the risk of traveler's diarrhea.

Mass Market

      The entrance of large healthcare and consumer products companies into the dietary supplement industry has fueled the expanded placement of botanical dietary supplements beyond local health food stores and into neighborhood grocery stores, drug stores and mass merchandisers. To promote this placement, these companies are spending huge sums on advertising and promotion relative to previous marketing budgets for dietary supplements that rarely topped $1 million. For example, in 1998, American Home Products Corporation spent an estimated $12 million on its Centrum(R) line, Bayer Corporation spent an estimated $35 million on its One-A-Day(R) line of eight products, and Warner-Lambert Company spent an estimated $15 million on its Quanterra(R) line of two products. Such large promotional expenditures are relatively recent because historically sales of single products or even lines of products rarely passed the single-digit million mark. However, industry analysts now report much higher sales figures. For example, American Home Products, Bayer and Warner-Lambert are forecasting combined first year sales of over $100 million for their botanical lines, largely a result of significant promotion. Through increased promotional budgets, companies such as these are educating more consumers about the benefits of herbal and botanical products, thereby increasing consumer trial and repurchase. If these trends continue, the growth of the botanical dietary supplement market could far surpass growth in the past.

      We believe that another key driver of continued growth will be the introduction of new botanical dietary supplement products. Introduction of new products has in the past not only brought new consumers into the market but also fueled the purchase of other existing botanicals. The large healthcare and consumer products companies are currently tapping into the commonly known commodity botanical products, primarily of European origin. Once growth of these products is maximized, novel proprietary products will be needed, and we believe we are uniquely positioned to meet this need in certain market areas.

Competition

      Competition in the botanical dietary supplement market differs by channel of distribution. Historically, competition within the health food channel was fragmented and made up of over 200 small, mostly privately held companies. More recently, several large consumer healthcare companies have opened up the mass-market channel, including American Home Products with its Centrum(R) Herbal brand, Bayer's introduction of botanical ingredients in their One-A-Day(R) line, and Warner-Lambert's introduction of their Quanterra(R) brand. Overall, the entrance of these companies is expected to broaden consumer acceptance of botanical products and grow the total botanical dietary supplement market, with the mass market becoming the largest, fastest-growing distribution channel. In order to enter this key channel, we intend to partner with a company with direct to consumer promotional capabilities and extensive experience in this market. We believe that a partner in this channel will value the quality and scientific rigor behind our products.

      We face competition for our first product, SB-NSF, from other over-the-counter anti-diarrhea products such as Immodium ID and Pepto Bismol.

Government Regulation

      The term "botanical dietary supplement" is defined by the 1994 Dietary Supplement Health and Education Act or DSHEA as "an herb or other botanical or a concentrate, constituent, extract or combination of any botanical that is intended for ingestion as a tablet, capsule, or in liquid form and is not represented for use as a conventional food or as a sole item of a meal or the diet and is labeled as a dietary supplement." The 1994 Dietary Supplement Health and Education Act specifically outlines how botanical products are to be regulated and treated. Some commonly known commodity botanical dietary supplement products include ginseng, gingko biloba, St. John's wort, and echinacea. This statutory definition also differentiates botanical dietary supplements, vitamins and minerals from conventional foods or food additives. Under the law, botanicals may be sold as dietary supplements with claims as to their effect on the structure or function of the human body, providing the seller has adequate documentation for the claims. Botanical dietary supplements are regulated by the FDA. However, some botanical dietary supplement products require no review or approval to enter the market, while some new products may require the submission of basic safety data prior to marketing. As a result, the FDA regulatory process in the botanical dietary supplement industry is much less rigorous than in the pharmaceutical industry, allowing for much faster market introduction.

      One of the unique provisions of DSHEA is the distinction between new dietary ingredients and old dietary ingredients, which had a history of being marketed in the United States prior to DSHEA. Old dietary ingredients have been "grand-fathered" under the law, allowing them to be commercialized without further FDA review. Our pipeline includes more than 400 botanical candidates that are old dietary ingredients, including several near-term product candidates, and numerous new dietary ingredients candidates.

PHARMACEUTICALS

Background

      Pharmaceutical companies continually search for innovative products available for in-license to enhance their existing product portfolios. Products that have an entirely different approach or means of accomplishing the desired therapeutic effect than products currently available are particularly in demand. In addition, companies are looking to develop or in-license products that may be more effective and/or less costly than those currently available, or those that could offer an alternative to other, more invasive forms of medical treatment and address the self-medication and quality of life issues of the current aging consumer population.

Strategy

     Until December 1998, we were primarily focused on discovering and developing novel pharmaceutical products for major human diseases by isolating and optimizing active compounds found in tropical plants with a history of medicinal use. We have conducted human clinical trials with our three lead product candidates -- SP-303/Provir (Phase III/II), nikkomycin Z (Phase I) and

SP-134101 (Phase I) -- targeting five indications. Due to unforeseen delays and costs necessary to complete additional trials for our lead compound, SP-303/Provir for the treatment of diarrhea in people with AIDS, we have chosen to discontinue all pharmaceutical development, manufacturing and marketing activities. We now intend to out-license worldwide marketing rights to our pharmaceutical assets and completed the first such transaction last year with Metabolex, Inc. (See - "Partners").

Product Discovery and Development Process

     In our efforts to develop pharmaceutical products, we previously focused on drugs extracted from plants with a long history of medicinal use. Through this process, we successfully identified and developed a number of pharmaceutical candidates, particularly through the preclinical and early clinical stages. These efforts have produced a portfolio of product candidates for out-license.

Product Candidates

      We conducted human clinical trials with our three leading product candidates -- SP-303/Provir (Phase III/II), nikkomycin Z (Phase I), and SP-134101 (Phase I) -- targeting five indications. We have discontinued all pharmaceutical development, manufacturing and marketing activities and plan to out-license all of the pharmaceutical applications of our technology.

      The following table describes the major therapeutic areas in which we have had active product development and research. Efforts are being made to out-license all of these pharmaceutical products:


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


Sales and Marketing

      We intend to out-license worldwide marketing rights to our pharmaceutical assets.

Partners

      We continue to pursue discussions for the out-licensing of our pharmaceutical assets.

      In August 1999, we entered into a License and Sale Agreement with Metabolex, Inc. whereby Metabolex, Inc. has licensed certain rights to Shaman's library of extracts and compounds for research, development, and commercialization purposes. We have received a payment of $350,000 for a perpetual license of certain technology and an additional $65,000 for services rendered. We will receive royalties on any resulting products commercialized. Metabolix, Inc. also has an option to acquire licenses to further technology in exchange for additional consideration over the initial four-month period. In October 1999, we received an additional $250,000 payment from Metabolex, for which Metabolex exercised its option to acquire a perpetual license to other technology.

     In September 1996, we entered into a five-year collaborative agreement with Lipha S.A. to develop jointly our antihyperglycemic drugs. In February 1999, we discontinued all research and development work related to this collaborative agreement when we restructured our business to focus on the research and development of botanical dietary supplements. In August 1999, we issued 133,334 shares of Series R Preferred Stock, having a value of $2.0 million, to Lipha S.A. in partial settlement of claims made by Lipha S.A. in connection with the pharmaceutical research and development agreement between Shaman and Lipha S.A. In December 1999, we entered into a settlement agreement with Lipha S.A. for the discontinuation of the Research Agreement. We will receive no further payments for research and development from Lipha S.A.

      In May 1995, we entered into a collaborative agreement with Ono Pharmaceutical Co. Ltd. providing for, among other things, three years of funding for the research and development of compounds for the treatment of Type II diabetes. Although the on-going research funding period under such agreement has expired, Ono continues to have contractual obligations to us for the potential payment of milestones and royalties. There can be no assurance that such milestones will be attained or that we will receive any future milestone payments or royalties from Ono.

Competition

      The out-licensing of pharmaceuticals is a competitive enterprise. Although many companies consider licensing opportunities, they often investigate multiple opportunities before settling on a select few. While Shaman is subject to this competition, we have had significant interest in our products based upon their novelty, safety, efficacy, and advanced stages of development. We are actively seeking to out-license our products and we have multiple on-going discussions. To date, these discussions have resulted in one out-licensing agreement.

NEW BUSINESS PLAN

Background

      The desire and demand for natural self-remedies to better manage wellness and quality of life needs are increasing dramatically. 40% of all households in the U.S. currently utilize some form of natural remedy, and 80% want to, yet don't know where to find a trusted voice and/or product recommendation. The growth of the natural health market has been led by consumers who are interested in complementary, non-pharmaceutical options for treating symptoms, fulfilling unmet dietary needs, and optimizing health, either as an alternative to, or in conjunction with, more conventional medical approaches. According to the Journal of the American Medical Association, 70% to 90% of health care is delivered by what would be considered alternative medicine. Americans spent approximately $27 billion out-of-pocket (not covered by insurance) on alternative therapies in 1997. We believe that the use of these products and interest in information about natural health will continue to expand based upon the aging of the population, increasing scientific evidence and acceptance by the conventional medical establishment, and the recent entrance of powerful consumer companies which provide greater product confidence, while growing the base of consumer users.

Strategy

     We intend to shift our business focus to the content, education and media business through a wholly-owned subsidiary, Shaman.com. The concept for our new business was developed in January 2000, and will become the focus of our operations in the second half of the year 2000. The purpose of our content, education and media business is to provide information, education, and entertainment through community building initiatives over the channels of the Internet, cable, and television from the perspective of a knowledgeable and trusted voice of natural products. We believe that the trusted voice is based on the credibility of Shaman.com, whose parent, Shaman Pharmaceuticals, Inc., has invested over ten years and $150 million in pharmaceutical grade research to verify and demystify traditional natural medicine healing practices with westernized methodology. Shaman.com will have exclusive access to our pharmaceutical-grade research and development, which has resulted in a bevy of intellectual property with respect to stories, events, adventures and a pipeline of novel proprietary botanical products from first-hand field information in approximately 70 countries in rainforest areas. We have spent a decade assembling the leading physicians and health authorities in the area of natural medicine and wellness who can give important advice and relevant recommendations.

      The Shaman.com the web site will include several distinct features, including advice on selecting natural products and dietary supplements, also original commentary from relevant experts, chats with relevant experts, with the opportunity for secure break-off, such as medical and educational professional break-offs with the relevant experts, and consumer to consumer support group chats and bulletin board postings.

      We intend to differentiate the Shaman.com brand in consumers' minds relative to those of our competitors. Key points of differentiation include:

      o Opportunity to participate in "Phase IV" studies on-line of key dietary supplements;
      o  Surveys on commonly used products within the particular community;
      o Opportunity for personalization of content and product information, including that available to advertisers and affliates for personalized product offerings;
      o Community information destinations for those interested in rainforest topics, conservation, sustainability, and benefit-sharing; and
      o Rainforest and conservation education for the young and for education professionals.

     Shaman.com intends to create collaborations for the commercialization of our proprietary botanicals supplements, including out-licensing to mass-market partners and joint promotional efforts in certain retail channels. In return for exclusive product license rights, we anticipate that: (i) the mass-market partners will provide mass-market advertising and promotion of the Shaman.com site, television series, and brand, and (ii) joint promotional efforts, such as celebrity endorsement, that will boost sales while simultaneously building the Shaman.com brand.

Product Discovery & Development Process

      We intend to differentiate ourselves by forming partnership opportunities driven by our proprietary products developed over the past decade. Shaman.com may form exclusive relationships with voices in the world of natural healing for the generation of original content on the web, cable, and television. Some of these relationships may include scientists who have been long-time advisors to Shaman Pharmaceuticals, and in most cases have participated in the generation of the proprietary database and pipeline through their field investigation sponsored by us. Shaman.com also intends to form exclusive relationships in all three channels with physicians whose expertise lies in the wellness or disease states of the products and communities developed by it.

Sales & Marketing

     We intend to include a promotion agreement in all out-licensing agreements. We anticipate that the promotion arrangements will allow Shaman.com to achieve mass branding of its name and site wherever the product resides and whenever the licensee promotes it. A mass-market partner will be expected to promote the Shaman.com web site, television series, and name through its mass-market promotion including national print, radio, and television advertising campaigns. Joint promotional efforts may include celebrity endorsement of our products in certain retail channels. We also expect such efforts to build the Shaman.com brand.

Competition

      Although there is currently no established leader in the natural wellness arena that has all of the breath of services Shaman.com intends to provide, we will likely compete with other Internet-based health information websites. Such competitors include WholeHealth MD, Healthshop.com, Healtheon/WebMD, drkoop.com, Mediconsult and Medscape.

Government Regulation

      Currently, there are a number of laws that regulate communications or commerce on the Internet. Federal, state, local and foreign governments and agencies are considering laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services. In addition, several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet.

      Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information. Any regulations imposed to protect the privacy of Internet users may affect the way in which we currently collect and use personal information.

      It may take years to determine the extent to which existing laws related to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet and for new laws to be adopted. Any new laws or regulations relating to the Internet, or the application or interpretation of existing laws, could slow the growth in the use of the Internet, decrease demand for our Web sites or otherwise materially adversely affect our business.

PATENTS AND PROPRIETARY RIGHTS

      Proprietary protection for our product candidates, processes and know-how is important to our business. Our policy is to file patent applications to protect technology, inventions and improvements that are considered commercially important to the development of our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We aggressively prosecute and defend our patents and proprietary technology.

      We have 21 U.S. patents issued to date. In addition, we currently have 12 U.S. patent applications pending with the U.S. Patent and Trademark Office and multiple applications filed under the Patent Cooperation Treaty. We do not know whether any of these applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated.

      We have been issued a U.S. patent related to our specific proanthocyanidin polymer compositions designated SP-303/Provir. Specifically, the patent contains composition of matter claims related to SP-303/Provir contained in our SP-303/Provir product. We have also filed foreign applications corresponding to our issued U.S. patents relating to our proanthocyanidin polymer composition. We have been granted patents in Australia, Mexico and New Zealand and have patent applications pending in Canada, Europe, Japan, the Republic of Korea and Singapore.

      We have also filed a U.S. patent application directed to new formulations and methods of using our specific proanthocyanidin polymer composition for treatment of watery diarrhea. These formulations are contained in our SP-303/Provir product.

      We have 10 issued U.S. patents relating to compositions and methods for treating Type II diabetes, as well as reducing hyperglycemia associated with other etiologies. We also have eight additional U.S. patent applications pending that relate to compositions and methods for treating Type II diabetes, as well as reducing hyperglycemia associated with other etiologies. We have filed 11 international applications under the Patent Cooperation Treaty designating a number of foreign countries, as well as applications in Taiwan, corresponding to eleven U.S. applications and plan to file additional corresponding foreign applications within the relevant convention periods.

      We also have one issued U.S. patent and corresponding international patent applications in a number of foreign countries relating to methods for administering and sustained release formulations for anti-fungal agents like nikkomycin Z. The methods and compositions are useful for treatment of fungal infections, particularly candidiasis, the most frequently encountered life-threatening mycoses. We have licensed several patents from Bayer AG relating to the use of nikkomycin Z and the composition and use of nikkomycin Z in combination with other antifungal compounds for the development of antifungal agents.

      There can be no assurance that our pending patent applications will result in patents being issued or that, if issued, patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that we would need to license or circumvent. See "Risk Factors--Uncertainty Regarding Patents and Proprietary Rights; Current Legal Proceedings Regarding Patents and Proprietary Rights."

COMMUNITY COMMITMENT

The Healing Forest Conservancy

      In January 1990, we formed The Healing Forest Conservancy, a California not-for-profit public benefit corporation which is dedicated to maintaining global biocultural diversity. The Conservancy focuses on conserving plants that have been used traditionally for medicinal and health purposes and conserving the knowledge of cultures that utilize them. We plan to donate funds to the Conservancy's endowment fund when we have achieved profits from product sales, if any, to provide benefits to indigenous peoples in the countries where our source plants are obtained.

The Shaman HIV Investment Trust

      In 1998, we made a commitment to create the Shaman HIV Investment Trust, which provides funding for charitable causes within the HIV/AIDS Community, including services, education and research. We have committed to the Trust a royalty on the first five years of U.S. product net sales of SB-NSF which are sold in the HIV/AIDS market. We intend to pay this in SB-NSF product. The Trust will be administered independently by a committee of HIV/AIDS community leaders.

The Living With AIDS Initiative

      As part of Shaman's Living with AIDS reciprocity initiative, we are supporting the Trekking with AIDS Dawn Averitt program. Dawn is a 30 year-old woman who has been living with the HIV virus for 11 years. She is an internationally known treatment activist supporting grass-roots efforts to provide education, empowerment, and treatment for all people with AIDS and HIV. She is recently on a five month trek of the Appalachian trail to promote awareness for the challenging quality of life issues associated with living with HIV and AIDS.

Direct Relief

         In January of 2000, Shaman created a new program to provide relief assistance to help people in disaster areas remain healthy. The consumer supported program provides SB-Normal Stool Formula to people who are the victims of natural disasters, civil unrest and chronic poverty around the world. Consumers participate in the program when they purchase SB-Normal Stool Formula through Shaman's web site, www.ShamanBotanicals.com. For each bottle purchased, Shaman donates a bottle of the same size to Direct Relief International. We are committed to donating a minimum of 6,000 tablets per month regardless of consumer participation. The SB-NSF that we donate is distributed through Direct Relief International (www.directrelief.org), a relief organization that provides medical supplies and equipment to people in countries around the globe who are victims of natural and man-made disasters.

EMPLOYEES

      In February 1999, we ceased operations in our pharmaceuticals business and downsized by approximately 60 employees, or 65% of our workforce. As of March 17, 2000, we had 36 full time employees. These employees focus their activities primarily on the botanicals business.

      For information with respect to the Executive Officers of the Company, see the section entitled "Election of Directors" appearing in the Company's Proxy Statement in connection with its 2000 Annual Meeting, which is incorporated herein by reference.

ITEM 2. PROPERTIES

      The Company's headquarters are located in South San Francisco, California. We lease approximately 73,000 square feet for offices, laboratories, pilot manufacturing and storage in three adjacent buildings. The lease on these spaces expires February 28, 2003, and we have an option to renew the lease for two additional five-year periods. The South San Francisco facility serves as the principal site for research, clinical trial management, process development, quality assurance and quality control, regulatory and commercialization activities. We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future. In fact, as a result of our recent restructuring, we have sub-leased a portion of our facilities.

ITEM 3. LEGAL PROCEEDINGS

     In February 1990, we entered into a License Agreement with Dr. Michael Tempesta. The maximum royalty claimed made by Dr. Tempesta is two percent on net sales of a certain antiviral agent. In November 1996, a demand for arbitration was filed by Shaman to address a claim by Dr. Tempesta over the scope and coverage, if any, of the License Agreement. On June 2, 1999, the Company and Dr. Tempesta entered into a Settlement Agreement and Release pursuant to which, among other things, Shaman agreed to pay certain royalties on sales of certain pharmaceutical products derived from SP-303, under the License Agreement dated February 8, 1990 between the Company and Dr. Tempesta, and (2) issued 16,667 shares of our Series R Preferred Stock to Dr. Tempesta in compromise of attorneys fees and costs incurred by Dr. Tempesta in connection with the arbitration proceeding. There currently exists a dispute with Dr. Tempesta over the scope and coverage of botanicals product derived from SP-303, if any, of the Settlement Agreement and Release.

      Ms. Jacqueline Cossmon, Shaman's former Vice President of Investor and Public Relations filed a complaint against us with the Superior Court of the State of California, County of San Mateo on December 31, 1997 for wrongful termination, seeking monetary damages. Pursuant to a confidential settlement agreement reached between the parties, this matter was dismissed in 1999.

      With the exception of the patent opposition proceeding in Europe and arbitration against Dr. Tempesta, we are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Since February 2, 1999, Shaman's common stock has been traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. and is traded under the symbol "SHPH". Our common stock was traded on the Nasdaq Stock Market from our initial public offering on January 26, 1993 until February 1, 1999.

      Set forth below is the range of high and low closing sale prices for Shaman's common stock for the periods indicated, as reported by the OTC Bulletin Board or The Nasdaq Stock Market, as applicable, and as adjusted for the 1-for-20 reverse stock split effected on June 22, 1999 and the 1-for-50 reverse stock split effected on January 31, 2000:



                                                                HIGH           LOW
                                                                ----           ---

        Fiscal Year 1998
            First Quarter Ended March 31, 1998.............   $5,500.00      $4,130.00
            Second Quarter Ended June 30, 1998.............   $5,000.00      $4,410.00
            Third Quarter Ended September 30, 1998.........   $4,000.00      $3,190.00
            Fourth Quarter Ended December 31, 1998.........   $3,310.00      $1,090.00

        Fiscal Year 1999
            First Quarter Ended March 31, 1999.............   $2,030.00      $  170.00
            Second Quarter Ended June 30, 1999.............   $  234.50      $   36.00
            Third Quarter Ended September 30, 1999.........   $  106.50      $    4.50
            Fourth Quarter Ended December 31, 1999.........   $    4.50      $    0.50

        Fiscal Year 2000
            First Quarter Ending March 31, 2000
               (through March 17, 2000).......                $    7.90      $    0.45



                                 DIVIDEND POLICY

     We have paid no cash dividends on the common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Our loan agreement with MMC/GATX Partnership No. 1 restricts the payment of cash dividends on any equity security so long as any amount remains outstanding under such loan agreement. In addition, Shaman's charter requires that Shaman pay all required dividends to the holders of Series C Preferred Stock and Series D Preferred Stock prior to the payment of dividends to the holders of our common stock. At December 31, 1999, we had an accumulated deficit of $178.6 million and, until this deficit is eliminated, we will be prohibited from paying cash dividends except out of net profits.

ITEM 6.  SELECTED FINANCIAL DATA

                                                     1999               1998            1997              1996              1995
                                                  -----------       -----------      -----------       -----------       -----------
                                                                      (in thousands, except per share data)

Statements of Operations Data:
  Revenues:
     Product sales .........................      $       501       $        --      $        --       $       --       $       --
     Less sales returns and allowance.......             (116)               --               --               --               --
                                                  -----------       -----------      -----------       -----------       -----------
     Net product sales.....................               385                --               --               --               --
     Collaborative agreements ..............              665             2,660            3,500             3,406            2,210
                                                  -----------       -----------      -----------       -----------       -----------
  Total revenues ...........................            1,050             2,660            3,500             3,406            2,210

  Operating expenses:
   Cost of goods sold ......................              173                --               --                --               --
   Research and development ................            6,450            32,393           24,140            19,138           17,635
   Marketing, general and administrative ...            6,682             5,565            4,833             3,537            3,705
   Restructuring costs .....................            2,178                --               --                --               --
                                                  -----------       -----------      -----------       -----------       -----------
  Total operating expenses .................           15,483            37,958           28,973            22,675           21,340
                                                  -----------       -----------      -----------       -----------       -----------
  Loss from operations .....................          (14,433)          (35,298)         (25,473)          (19,269)         (19,130)
  Interest income ..........................              151               550            1,218             1,082            1,695
  Interest expense .........................           (1,816)           (2,033)          (5,033)             (603)            (569)
  Other expense ............................             (393)               --               --                --               --
                                                  -----------       -----------      -----------       -----------       -----------
  Net loss .................................          (16,491)          (36,781)         (29,288)          (18,790)         (18,004)
  Preferred Stock dividend (1) .............          (11,694)           (1,742)              --                --              --
                                                  -----------       -----------      -----------       -----------       -----------
  Net loss applicable to common stockholders      $   (28,185)      $   (38,523)     $   (29,288)      $   (18,790)      $  (18,004)
                                                  ===========       ===========      ===========       ===========       ===========
  Basic and diluted net loss per
    Common Share (2) .......................      $   (140.71)      $ (1,916.60)     $ (1,722.82)      $ (1,342.14)      $(1,384.92)

  Shares used in calculation of basic and
    diluted net loss per Common Share (2) ...             200                20               17                14               13
                                                  ===========       ===========      ===========       ===========       ===========



                                                                                      AT DECEMBER 31,
                                                   ---------------------------------------------------------------------------------
                                                        1999             1998             1997              1996             1995
                                                   ---------------------------------------------------------------------------------

Balance Sheet Data:
  Cash, cash equivalents, and investments ...      $    1,172       $     9,165      $    21,421       $    16,533       $   26,665
  Working capital ...........................          (2,968)            1,043           14,547             9,641           22,850
  Total assets ..............................           5,636            13,139           26,753            22,377           33,810

  Long-term obligations, including
     current installments....................           3,122             5,219            6,802             4,816            6,041
  Senior convertible notes ..................              --                --            9,967                --               --
  Accumulated deficit ..................             (178,618)         (150,434)        (111,910)          (82,622)         (63,832)
  Total stockholders' equity (deficiency) ...      $   (2,036)      $     2,110      $     5,148        $   11,977       $   24,205


(1) Includes in 1999 deemed dividends on Preferred Stock of $11,663,876 and dividends paid on Preferred Stock of $29,307.

(2) Basic and diluted net loss per share is based on the weighted average number of Common Shares outstanding during the period. We have not paid any cash dividends on our capital stock since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OVERVIEW OF CURRENT BUSINESS

      The Company, through the main operating division of ShamanBotancials.com is focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. In September 1999, we began implementing our commercialization efforts through our botanicals division. Our commercialization plans include the use of community building initiatives on the Internet and other distribution channels, and is based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical product candidates for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

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

OVERVIEW OF THE NEW BUSINESS PLAN

     In the second half of 2000, we intend to collaborate for the commercialization of our proprietary botanical products and shift our business focus to the content, education and media business through a wholly-owned subsidiary. We anticipate that the name of the wholly-owned subsidiary will be Shaman.com. Shaman.com will provide information, education, and entertainment through community building initiatives over the channels of the Internet, cable, and television. Shaman.com will become a full-fledged natural medicine content site and target various health communities anchored by original content, recognized advice, and personalized services. Shaman.com will not sell products directly via e-commerce, therefore retaining objectivity and credibility as a voice of natural products. Shaman.com will also extend its message to cable and television productions. The commercialization of all of our proprietary botanical supplements will be achieved by collaborative efforts, including out-licensing to mass-market partners and joint promotional efforts in certain retail channels. Product out-licensing will benefit Shaman.com by providing it with a product royalty stream, mass market promotion of the Shaman site and television series, and mass market branding of the Shaman.com name. We anticipate that joint promotional efforts of our proprietary botanical supplements will boost sales of these products while simultaneously build the Shaman.com brand.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      The results of operations for the years ended December 31, 1998 and 1997 were related to our pharmaceutical operations. Since we ceased operations of our pharmaceutical business and focused our efforts in our botanical business starting February 1999, our results of operations for the year ended December 31, 1999 and future periods are not comparable to the same periods for the last two years.

      Net sales from our first botanical dietary supplement product, SB-Normal Stool Formula ("SB-NSF") were $501,000 (sales at the suggested retail price were $907,000) for the year ended December 31, 1999. The product was available starting July 30, 1999, however the Company did not start promoting this product until late September 1999. We recorded cost of goods sold of $173,000 for the SB-NSF product and an allowance for sales returns and allowances of $116,000.

      We recorded collaborative revenues of $665,000, $2.7 million and $3.5 million for 1999, 1998, and 1997, respectively. Revenues for the year ended December 31, 1999 resulted from the License and Sale Agreement with Metabolex, Inc. Revenues for 1998 resulted from research funding from our collaboration with Lipha S.A., a wholly-owned subsidiary of Merck KgaA, Darmstadt, Germany ("Lipha S.A.") and research funding from our collaboration with Ono Pharmaceutical Co. Ltd. of Osaka, Japan ("Ono"), which expired in May 1998. Revenues for 1997 also resulted from research funding from our collaboration with Lipha S.A. and Ono.

      In December 1998, we renegotiated the terms of the existing pharmaceutical research and development agreement between Shaman and Lipha S.A. (the "Research Agreement"). Under the new terms, we forgave $6.0 million in aggregate payments due over the remaining term of the original agreement in exchange for a one-time up-front payment of an aggregate of $2.0 million, consisting of a $1.0 million research payment and a $1.0 million equity investment. We discontinued all research and development work related to this Research Agreement when we restructured our business to focus on the development and marketing of dietary supplements in February 1999. In August 1999, we issued 133,334 shares of Series R Preferred Stock, having a value of $2.0 million, to Lipha S.A. in partial settlement of claims made by Lipha S.A. in connection with the Research Agreement. Out of the $2.0 million, we applied $969,000 to the previously recorded deferred revenue and the balance to restructuring expenses. In December 1999, we entered into a settlement agreement with Lipha S.A. for the discontinuation of the Research Agreement. We will receive no further payments for research and development from Lipha S.A.

      We incurred research and development expenses of $6.4 million in 1999 (of which $4.2 million was related to the research and development of the botanicals division), $32.4 million and $24.1 million in 1998 and 1997, respectively. These expenses include salaries for scientific personnel, clinical development costs, laboratory supplies, patent protection and consulting fees, travel, plant collections, facilities expenses and other expenditures relating to research and product development. Research and development expenses decreased $26.0 million in 1999 compared with 1998, and increased $8.3 million in 1998 compared with 1997. The decrease in 1999 was primarily attributable to the closing down of our pharmaceutical business as of February 1, 1999. The increases in 1998 were primarily attributable to the completion of a $7.0 million Phase III human clinical trial for SP-303/Provir for the treatment of diarrhea in people with AIDS and a $2.4 million of manufacturing scale-up and to increased scientific salaries of $1.2 million, which were partially offset by a reduction of costs associated with our diabetes program of $2.8 million.

      We incurred marketing, general and administrative expenses of $6.7 million, $5.6 million and $4.8 million for 1999, 1998 and 1997, respectively. These expenses include administrative salaries, consulting, advertising, legal, travel and other operating expenses. Marketing, general and administrative expenses increased $1.1 million in 1999 compared to 1998, and increased $700,000 in 1998 compared to 1997. The increase in 1999 over 1998 was primarily attributable to the marketing expenses related the launch of our first botanical product, SB-NSF. The increase in 1998 over 1997 was primarily attributable to additional costs, including an increase in compensation, consulting expenses and commercial development activities of $530,000, related to the development of SP-303/Provir.

      Interest income was $200,000, $600,000 and $1.2 million for 1999, 1998 and 1997, respectively. Interest income decreased $400,000 in 1999 compared with 1998 and decreased $600,000 in 1998 compared with 1997. Interest income fluctuations have been consistent with changes in average cash and investment balances with which we substantially funded our operations in 1999, 1998 and 1997. The balances of cash, cash equivalents and investments were $1.2 million, $9.2 million and $21.4 million at December 31, 1999, 1998 and 1997, respectively.

     Interest expense was $1.8 million, $2.0 million and $5.0 million for 1999, 1998 and 1997, respectively. Interest expense decreased in 1999 compared with 1998 principally due to lower average debt balances, partially offset by a $1.1 million non-cash interest charge related to the issuance of warrants. Interest expense decreased in 1998 compared with 1997 principally due to a $3.7 million non-cash interest charge related to the issuance of senior convertible notes in June 1997, offset by interest expense related to capital lease agreements and the secured debt financing. Interest expense in the future will be dependent in part on our capacity to finance future operating and equipment needs.

      At December 31, 1999, we had federal net operating loss carryforwards of approximately $155.6 million. The federal net operating loss carryforwards will expire at various dates beginning in 2004 through 2019, if not sooner utilized. Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization. We have recorded a 100% reserve against our deferred tax assets because we believe sufficient uncertainty exists regarding its realizability. As a result of this reserve, our effective tax rate differs from the statutory tax rate.

RESTRUCTURING EXPENSES

      On February 1, 1999, we initiated a restructuring plan in which we closed down the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all of our pharmaceutical compounds and focus our efforts on the development and commercialization of botanical dietary supplements. The restructuring plan included: cessation of pharmaceutical research and development activities and related operations; outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce); sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-lease of a portion of our facility.

      The termination of 60 employees occurred on February 1, 1999. The following table summarizes Shaman's restructuring activities as of December 31, 1999 (in thousands).

                                                          Total          Net Cash                          Accrued
                                                       Restructuring     Outflow         Non-Cash         Balance at
               Category                                  Charges         (Inflow)         Items        December 31, 1999
     -------------------------------------------------------------------------------------------------------------------
     Severance and related charges ..............       $    325         $    325        $     --         $     --
     Cancellation of contracts ..................          1,310              300              --            1,010
     Lipha S.A. settlement of claims ............          1,031            1,031              --               --
     Gain on disposal of fixed assets ...........            (38)             (38)             --               --
     Reversal of estimated liabilities
       related to pharmaceutical operations .....           (450)              --            (450)              --
                                                        --------         --------        --------         --------
                                                        $  2,178         $  1,618        $   (450)        $  1,010
                                                        ========         ========        ========         ========



      At June 30, 1999 we had approximately $969,000 recorded as deferred revenue in connection with the advanced payment received in December 1998, which we had not yet earned. In August 1999, we issued 133,334 shares of Series R Preferred Stock, having a value of $2.0 million, to Lipha S.A. in partial settlement of claims made by Lipha S.A. in connection with the Research Agreement. Out of the $2.0 million, we applied $969,000 to deferred revenue and the balance to restructuring expenses. In December 1999, we entered into a settlement agreement with Lipha S.A. for the discontinuation of the Research Agreement. We will receive no further payments for research and development from Lipha S.A.

DELISTING OF OUR COMMON STOCK FROM NASDAQ NATIONAL MARKET

      The delisting of our common stock from The Nasdaq National Market on February 2, 1999 constituted an optional redemption event for our Series D Preferred Stock. Since we do not have adequate resources to pay to redeem the Series D Preferred Stock, we issued a notice to the holders of the Series D Preferred Stock as required under our charter that prevented the redemption of the Series D Preferred Stock. Under the terms of our charter, the effect of preventing this redemption event by issuing the notice was to increase the annual cumulative dividend payable to the Series D Preferred Stock holders to $180 per share and to adjust the conversion price of the Series D Preferred Stock to 72% of the lowest trading price for a designated period prior to the conversion. The notice preventing the redemption of the Series D Preferred Stock will remain in effect for as long as our securities are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. In connection with the issuance of such notice, we recorded a deemed dividend charge in the amount of $2,273,614 in the first quarter of 1999. We do not believe we will be listed on any of these markets or exchanges in the foreseeable future. As of February 2000, all shares of Series D Preferred Stock had been converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, our cash, cash equivalents, and investments totaled approximately $1.2 million, compared with $9.2 million at December 31, 1998. We invest excess cash according to our investment policy that provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

     Cash used in operating activities for the year ended December 31, 1999 of $12.6 million was due primarily to the net loss of $16.4 million, offset by the interest expense related to the issuance of warrants of $1.1 million and issuance of Series R Preferred Stock to consultants and contractors for service rendered and settlement of claims of $3.9 million. Cash used in investing activities for the year ended December 31, 1999 of $3.9 million was due primarily to sales of available-for-sale investments of $3.3 million. Cash provided by financing activities for the year ended December 31, 1999 of $4.0 million was due primarily to sale of Series R Preferred Stock and proceeds from the issuance of the convertible promissory notes of $6.7 million, offset by payments on long-term obligations of $2.9 million.

      In August 1999, we completed the Series R Preferred Stock rights offering. In the rights offering, we issued 717,149 shares of Series R Convertible Preferred Stock at $15.00 per share to Shaman's common stockholders of record on July 14, 1999, raising net cash proceeds of approximately $5.7 million. Of the 717,149 shares issued, 175,968 shares of Series R Preferred Stock were delivered in payment of expenses to consultants and contractors and 133,334 shares were delivered to Lipha S.A. in partial settlement of claims. The remaining 407,847 shares of Series R Preferred Stock generated the $5.6 million proceeds.

      In August 1999, we entered into a License and Sale Agreement with Metabolex, Inc. whereby Metabolex, Inc. has licensed certain rights to Shaman's library of extracts and compounds for research, development, and commercialization purposes. We have received a payment of $350,000 for a perpetual license of certain technology and an additional $65,000 for service rendered. We will receive royalties on any resulting products commercialized. Metabolex, Inc. also has an option to acquire a license to further technology for additional consideration over the initial four-month period. In October 1999, we received an additional $250,000 payment from Metabolex, for which Metabolex exercised its option to acquire a perpetual license to other technology.

      In April 1999, we entered into a credit facility and note purchase agreement with certain investors, stockholders, key executives and members of the board of directors, pursuant to which we borrowed approximately $1.0 million in July 1999. The convertible promissory notes issued pursuant to the credit agreement were due and payable on the earlier of (i) 30 days subsequent to the completion of the public rights offering, or (ii) December 31, 1999. Interest on the convertible promissory notes was accrued at an annual rate of 12%. The convertible promissory notes were secured by certain assets of Shaman and were convertible into shares of Series R Preferred Stock, or into common stock if no public offering occurs prior to December 31, 1999. In connection with the credit agreement, we issued warrants to purchase shares of Series R Preferred Stock. The number of shares subject to these warrants is equal to 50% of the debt amount divided by $15, which was the per share sale price of the Series R Preferred Stock. These warrants are exercisable, on a cashless basis, commencing on April 5, 1999, and through the third anniversary date of the public offering. The conversion price of the convertible promissory notes and the exercise price of the warrants was $15, which was the per share offering price of the Series R Preferred Stock. In September 1999, a total of $649,275 of principal and interest under these notes was converted into 43,285 shares of Series R Preferred Stock and a total of $374,816 of principal and interest under these notes was repaid to the note holders. The fair value of the warrants granted of approximately $396,015 was recorded as interest expense in 1999.

     The delisting of our common stock from The Nasdaq National Market constituted an Optional Redemption Event, as defined in our Certificate of Incorporation, for the Series D Preferred Stock. In connection therewith, on February 4, 1999, we issued a Control Notice, as defined in the Certificate of Incorporation, that prevented the redemption of the Series D Preferred Stock. This Control Notice will remain in effect for as long as we are not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange. Delivery of the Control Notice had the effect of increasing the annual dividend to $180 per share and adjusting the conversion price of the Series D Preferred Stock to 72% of the low trading price during a designated time period prior to the conversion. As of February 2000 all shares of Series D Preferred Stock had been converted into common stock.

      In December 1998, we completed a private sale of 4,812 shares of common stock for aggregate net proceeds of approximately $7.1 million. In connection with this offering, we have committed a five-year, 3.6% royalty on net sales of SP-303/Provir, if any, in the United States for distribution to HIV/AIDS charities. We intend to honor this royalty payment through the sale of our first botanical product, SB-NSF.

      In December 1998, we issued 747 shares of common stock to consultants for services rendered. We recorded an expense of approximately $1.1 million in conjunction with the consulting services.

      In October 1998, we completed the sale to the public of an aggregate of 140,880 shares of our Series C Convertible Preferred Stock for aggregate gross proceeds of $14.1 million. Each share of Series C Preferred Stock is entitled to receive cumulative dividends paid semi-annually to the holders of record of such shares as follows: (1) an annual stock-on-stock dividend, paid in arrears, in shares of common stock, calculated as the quotient of $10.00 divided by 85% of the average closing price of the common stock for the 10-day trading period ending three trading days prior to the date the dividend is paid; plus (2) a cash amount equaling 0.00005% of our U.S. net sales of our SP-303/Provir product for the treatment of diarrhea, if any, for the preceding two calendar quarters less $5.00. If, under Delaware law, we are unable to pay the cash portion of the dividends, then the cash portion will be paid in shares of common stock valued at 85% of the average closing price of the common stock for the 10-day trading period ending three trading days prior to the date on which the dividend is paid. We intend to honor this royalty portion of the dividend through the sale of our first botanical product, SB-NSF. Each share of the Series C Preferred Stock was convertible for a period of 30 days after August 18, 1998, and will be convertible again commencing 12 months after the initial issuance date at the election of each holder, and automatically on the sixth anniversary of the initial issuance date into the greater of (1) 0.0167 shares of common stock or
(2) such number of shares of common stock as equals $100, which was the price paid per share of Series C Preferred Stock, divided by 85% of the average closing price of the common stock reported by Nasdaq for the 10-day trading period ending three trading days prior to the date of conversion. The common stock is currently trading on the OTC Bulletin Board. In connection with the issuance of the Series C Preferred Stock, we recognized a non-cash charge in the amount of $679,000. As of December 31, 1999, a total of 41,203 shares of the

Series C Preferred Stock were converted into an aggregate of 907,021 shares of common stock.

      In June 1998, we entered into stock purchase agreements with certain of our stockholders pursuant to which we acquired the right to sell to these stockholders, subject to certain conditions up to an aggregate of 7,000 shares of Series B Custom Convertible Preferred Stock for an aggregate purchase price of $7,000,000. The stock purchase agreements were terminated upon the closing of the Series C Convertible Preferred Stock financing in October 1998. As consideration for entering into the stock purchase agreements, we issued to these stockholders warrants to purchase an aggregate of 350 shares of common stock. The warrants are exercisable for a period of five years at an exercise price per share equal to 115% of the average trading price of the common stock during specified measurement periods. We have attributed a value of $1.5 million to these warrants.

      In June 1997, we issued $10.4 million of senior convertible notes. The notes mature in August 2000 and bear interest at a rate of 5.5% per annum. Interest on the notes was payable in common stock or cash at our option. Initially, the notes were convertible into common stock at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price would not be less than $5,500.00 per share. Starting in November 1997, the notes were convertible into common stock at a 10% discount from the low trading price during a designated time period prior to the conversion, with a floor of $5,500.00 through March 31, 1998, pursuant to a November 1997 understanding with the note holders to revise the terms of the notes (see next paragraph). Of the notes issued, $400,000 was issued to the placement agent as part of the placement fee. We paid the placement agent an additional $300,000 in cash. The placement fees and other offering costs were capitalized in other assets as deferred issuance costs and were amortized to interest expense over the life of the notes to the extent the notes were not converted to common stock. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses.

      In March 1998, Shaman and the purchasers of the notes entered into an amendment agreement with the purchasers of the notes in order to avoid conversion of the notes at a price that would be unduly dilutive to our existing stockholders. As consideration for entering into the amendment agreement, we issued to the purchasers of the notes warrants to purchase an aggregate of 138 shares of common stock. The warrants are exercisable through March 18, 2001 at an exercise price of $7,500.00 per share. We have attributed a value of $309,000 to these warrants. An aggregate principal balance of $5.6 million of the notes was converted into an aggregate of 2,571 shares of common stock. On December 10, 1998, we issued to the note holders an aggregate of 4,784 shares of the Series D Convertible Preferred Stock in exchange for the cancellation of an aggregate of $4.8 million, including accrued interest, of the notes. Each share of Series D Convertible Preferred Stock is entitled to receive, when, as, and if declared by the Board of Directors out of funds legally available for such purpose, cumulative dividends at the rate of $55 per annum. Dividends on the Series D Preferred Stock are payable in cash or shares of common stock or any combination of cash and shares of common stock, at our option and are payable quarterly on February 1, May 1, August 1 and November 1 of each year. Each share of Series D Preferred Stock is convertible, at any time, into the common stock at the lesser of (1) $1,125.00 per share or (2) 90% of the low trading price during a designated time period prior to the conversion. In addition, the holders received an aggregate of 767 warrants to purchase additional shares of common stock in exchange for surrendering the redemption rights previously held by them under the notes. The warrants were priced at 150% of the average closing price for the month of December 1998. We have attributed a value of $943,680 to these warrants.

      In May 1997, we obtained a $5.0 million term loan to payoff pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development. The loan is payable in thirty-six equal monthly installments and the interest rate is 14.58%. The lender was granted warrants to purchase 200 shares of common stock at $6,250.00 per share, which are exercisable over a ten-year period. We have attributed a value of $648,000 to these warrants. This amount has been recorded as a discount on the related debt and is being amortized as interest expense over the term of the loan.

      In April 1999, we amended the agreement to permit us to issue the convertible promissory notes (discussed above) and delay principal payments under the terms until we closed the Series R Preferred Stock rights offering in August 1999. In connection with the amendment, we issued a warrant to purchase 39,512 shares of Series R Preferred Stock at $15.00 per share. This warrant is exercisable commencing on August 23, 1999 and through the seventh anniversary of such date. The warrant is exercisable in common stock after February 1, 2000 and each share of Series R Preferred Stock was converted into 31 shares of common stock. We have attributed a value of $498,000 to the new warrants issued in 1999 and recorded this amount as interest expense in 1999.

      In April 1997, we sold 1,600 shares of common stock at $4,970.00 per share in a registered direct public offering, which yielded gross proceeds of $7.95 million. The net proceeds of approximately $7.8 million from this offering were used for the continued research and clinical development of our product candidates.

      In January 1997, we sold 2,000 shares of common stock in a registered direct public offering for gross proceeds of $9.0 million. The net proceeds of approximately $8.1 million from this offering were used for the continued research and clinical development of our product candidates.

      In September 1996, we entered into a five-year collaborative agreement with Lipha S.A. to jointly develop our antihyperglycemic drugs. Upon signing the collaboration, we received an annual research fee of $1.5 million which was amortized to revenue over twelve months, as work was performed. We also received approximately $3.0 million for 389 shares of common stock priced at $7,710.00 per share, representing a 20% premium to the weighted average price of the common stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan, which countries are covered under an earlier agreement between Shaman and Ono, Lipha S.A.
agreed to provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of the common stock at the time of purchase. The agreement also provided for additional preclinical and clinical milestone payments to us in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha S.A. agreed to bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. In addition, as products are commercialized, we would receive royalties on all product sales outside the United States and up to 50% of the profits, if we exercised our co-promotion rights, or royalties on all product sales in the United States. Certain of the milestone payments would be credited against future royalty payments, if any, due to us from sales of products developed pursuant to the agreement.

      In December 1998, we renegotiated the terms of the existing pharmaceutical research and development agreement between Shaman and Lipha S.A. (the "Research Agreement"). Under the new terms, we forgave $6.0 million in aggregate payments due over the remaining term of the original agreement in exchange for a one-time up-front payment of an aggregate of $2.0 million, consisting of a $1.0 million research payment and a $1.0 million equity investment. We discontinued all research and development work related to this Research Agreement when we restructured our business to focus on the development and marketing of dietary supplements in February 1999. In August 1999, we issued 133,334 shares of Series R Preferred Stock, having a value of $2.0 million, to Lipha S.A. in partial settlement of claims made by Lipha S.A. in connection with the Research Agreement. Out of the $2.0 million, we applied $969,000 to deferred revenue and the balance to restructuring expenses. In December 1999, we entered into a settlement agreement with Lipha S.A. for the discontinuation of the Research Agreement. We will receive no further research payments from Lipha S.A.

      For the year ended December 31, 1999, we recognized no revenue from this Research Agreement. For the year ended December 31, 1998, we recognized $1.9 million in revenue from the Lipha S.A. collaboration. In addition, we received a total $2.5 million for issuance of 1,155 shares of common stock, of which 813 shares were priced at $1,850.00 per share in September 1998 and 342 shares were priced at $2,920.00 per share in December 1998, each representing a 20% premium to the weighted average price of the common stock at the time of purchase.

      We expect to continue to incur losses through 2000. We need substantial working capital to fund our operations. As of December 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $1.2 million. In February 2000, we raised approximately $3.5 million in connection with a bridge loan financing. Our short and long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanical products, the success of any marketing efforts related to the botanical products, and the success of any out-licensing efforts with respect to the pharmaceutical programs. Our projections show that cash on hand as of December 31, 1999, plus $3.5 million raised from the bridge financing in February 2000, should be sufficient to fund operations at the current level through the second quarter of 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the second quarter of 2000. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms, if at all. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, or cease operations altogether, which would have a material adverse effect on our business, financial condition and results of operations. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

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

      We have completed the assessment of all internal information technology and non-information technology systems that could be significantly affected by the Year 2000. To date, we have incurred approximately $10,000 related to the Year 2000 compliance and completed our internal Year 2000 readiness program in December 1999. We also completed the querying of our significant suppliers and subcontractors regarding their Year 2000 remediation activities. To date, we are not aware of any external agent with a Year 2000 Issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents were Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

      We did not experience nor do we currently anticipate any material adverse effects on our business, results of operations, or financial condition as a result of Year 2000 issues involving its internal use systems, third party products nor any of its software products. Costs incurred in readying for Year 2000 uncertainties, including contingency planning and remediation efforts were expensed as incurred. We do not anticipate any material costs remaining in connection with Year 2000 uncertainties.

RISK FACTORS AND CAUTIONARY STATEMENTS

      This Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Words such as "may", "believe", "estimate", "expect", "plan", "intend", "project", "anticipate", "continues", "could", "potential", "predict" and similar expressions may identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those below and elsewhere in this Form 10-K.

RISKS ASSOCIATED WITH OUR BUSINESS

IF WE DO NOT RAISE SIGNIFICANT ADDITIONAL CAPITAL, WE WILL BE UNABLE TO FUND CONTINUING OPERATIONS, AND WILL LIKELY BE FORCED TO CEASE OPERATIONS

      We need substantial working capital to fund our operations. As of December 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $1.2 million. In February 2000, we raised approximately $3.5 million in connection with a bridge loan financing. Our short and long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanical products, the success of any marketing efforts related to the botanical products and the success of any out-licensing efforts with respect to the pharmaceutical programs. Our projections show that cash on hand as of December 31, 1999, plus $3.5 million raised from the bridge financing in February 2000, should be sufficient to fund operations at the current level through the second quarter of 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the second quarter of 2000. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will therefore be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms, if at all. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development, or commercialization programs, or cease operations altogether, which would have a material adverse effect on our business, financial condition and results of operations. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

      We have incurred significant losses in each year since our founding in 1989 and expect to continue to incur losses for the foreseeable future. We incurred a net loss of approximately $16.5 million for the year ended December 31, 1999 and additional deemed dividend of $ 11.7 million incurred in connection with the issuance of the control notice to holders of Series D Preferred Stock and the issuance of Series R Preferred Stock. As of December 31, 1999, our accumulated deficit was approximately $178.6 million.

     If we are to become and remain profitable, we will need to, among other things, first generate product revenues. We have not generated any significant product sales to date. We have changed the direction of our operations and are pursuing a new business model in the botanical dietary supplement industry. In the second half of 2000, we intend to out-license our proprietary botanical product to mass-market partners and shift our business focus on a newly form wholly owned subsidiary, Shaman.com. We are also exploring other botanical dietary supplement products for development and commercial introduction. In order to generate revenues or profits, we must successfully market SB-NSF and other products or enter into collaborative agreements with others who can successfully market them. SB-NSF and any other products we may introduce may not achieve market acceptance and we may not achieve profitability.

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

IF WE ARE NOT SUCCESSFUL IN TRANSITIONING INTO THE BOTANICAL DIETARY BUSINESS, WE MAY NEVER ACHIEVE REVENUES OR PROFITABILITY

      We have transitioned our operations from pharmaceutical product development to botanical dietary supplement development and commercialization. We have no experience in this new industry segment and must create a new business model. Some skills and relationships developed over time may not be transferable to our new business. While we have been working with natural products since our inception, we have no prior experience manufacturing or marketing dietary supplements. We have no experience running a business with product sales. We may not be successful in these activities and may never generate revenues or profitability from our botanical business.

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

IF WE FAIL TO COMPETE IN THE INTENSELY COMPETITIVE BOTANICAL DIETARY SUPPLEMENT INDUSTRY, WE MAY NEVER ACHIEVE PROFITABILITY

      The dietary supplement business is highly competitive and is characterized by significant pressure on pricing and heavy commitment of marketing resources for commodity products. Although our products are proprietary, we may face competition from companies developing and marketing new commercial products that have or claim to have similar functionality. Our failure to successfully compete for customers would inhibit our future growth, revenues and profitability.

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

      We currently import all of the plant materials for our products from countries in Latin and South America, Africa and Southeast Asia. We are dependent upon a supply of raw plant material to make our products. We do not have formal agreements in place with all of our suppliers. Continued source of plant supply risks include:

      o  unexpected changes in regulatory requirements,
      o  exchange rates, tariffs and barriers,
      o  difficulties in coordinating and managing foreign operations,
      o  political instability, and
      o  potentially adverse tax consequences.

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

      Our success will be substantially dependent on our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. These means of protecting our proprietary rights may not be adequate. Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. We currently have 21 U.S. patents issued, 12 U.S. patent applications pending, and one international application filed. The pending patents may never be approved or issued. Any issued patents may not provide sufficiently broad protection or may not prove valid or enforceable in actions against alleged infringers. Others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, many foreign countries may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose us to increased risks of commercialization in each foreign country in which we may sell products. We also depend on unpatented trade secrets. All of our employees have entered into confidentiality agreements. However, others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets, our trade secrets may be disclosed or we may be unable to effectively protect our rights to unpatented trade secrets. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, disputes also may arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

RISK ASSOCIATED WITH OUR NEW BUSINESS FOCUS

IF WE ARE NOT SUCCESSFUL IN TRANSITIONING INTO THE CONTENT, EDUCATION AND MEDIA BUSINESS, WE MAY NEVER ACHIEVE REVENUES OR PROFITABILITY

      We have transitioned our operations from pharmaceutical product development to botanical dietary supplement development and commercialization and now intend to transition into the content and media business in mid-2000. We have no experience in this new industry segment and must create a new business model. Some skills and relationships developed over time may not be transferable to our new business. We have no experience running the content and media business. We may not be successful in these activities and may never generate revenues or profitability from our media business.

IF WE FACE INTENSE COMPETITION IN PROVIDING OUR INTERNET-BASED HEALTH INFORMATION SERVICES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

      The number of Internet websites offering users healthcare content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers and other sources of online revenue. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for healthcare consumers will continue to increase as the Internet develops as a communication and commercial medium.

      There are a number of competitors delivering online health content who will also seek advertising revenue, and it is likely that more competitors will emerge in the near future. Such competitors include, among others:
Healtheon/WebMD, drkoop.com, Mediconsult, Medscape and InteliHealth. Many of our competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases.

THE INTERNET INDUSTRY IS HIGHLY COMPETITIVE AND CHANGING RAPIDLY, AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

      Many of these competitors have more cash available to spend, longer operating histories and stronger brand recognition than we do. Some have internal distribution or other opportunities to support their business that we neither have nor are able to replicate for a reasonable investment.

COMPETITION FOR HIGHLY-SKILLED PERSONNEL IS INTENSE AND THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

      Our performance depends on the continued services and performance of our executive officers and key employees. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for highly-skilled personnel is intense. In particular, skilled technical employees are highly sought after in the silicon valley area, and we can not guarantee that we will be able to attract or retain these employees.

WE MAY BE SUBJECT TO LIABILITY FOR INFORMATION RETRIEVED FROM OUR WEB SITE.

      As a publisher and distributor of online information, we may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied on our Web sites. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online service providers in the past. We could be subject to liability with respect to content that may be accessible through our Web sites or third party Web sites linked from our Web sites. For example, claims could be made against us if material deemed inappropriate for viewing by children could be accessed through our Web sites or if a professional, patient or consumer relies on healthcare information accessed through our Web sites to their detriment. Even if any of the kinds of claims described above do not result in liability to us, we could incur significant costs in investigating and defending against them and in implementing measures to reduce our exposure to this kind of liability. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

OUR BUSINESS PROSPECTS DEPEND ON THE CONTINUED GROWTH IN USE OF THE INTERNET.

      We believe that our future success will require the continued development and widespread acceptance of the Internet and online services as a medium for obtaining and distributing healthcare and medical information. Internet use is at an early stage of development and may be inhibited by a number of factors, such as:

      o Internet infrastructure which is not able to support the demands placed on it, or its performance and reliability declining as usage increases;exchange rates, tariffs and barriers;
      o security concerns with respect to transmission over the Internet of confidential information;
      o  privacy concerns; and
      o  governmental regulation.

OUR BUSINESS PROSPECTS ARE UNCERTAIN, AS THE MARKET FOR ONLINE HEALTHCARE INFORMATION AND SERVICES IS STILL DEVELOPING.

      The online healthcare information market is in the early stages of development, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Therefore, it is difficult to predict with any assurance the size of the market for online healthcare information or its growth rate. We can not guarantee consumers will view obtaining healthcare information through the Internet as an acceptable way to address their healthcare information needs.

GOVERNMENT REGULATION OF THE INTERNET MAY RESULT IN INCREASED COSTS OF USING THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

      Currently, there are a number of laws that regulate communications or commerce on the Internet. Several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet and adversely affect our business, results of operations and the market price of our common stock.

WE MAY BE SUBJECT TO LIABILITY FOR CLAIMS THAT THE DISTRIBUTION OF MEDICAL INFORMATION TO CONSUMERS CONSTITUTES PRACTICING MEDICINE OVER THE INTERNET

      States and other licensing and accrediting authorities prohibit the unlicensed practice of medicine. We do not believe that our publication and distribution of healthcare information online constitutes practicing medicine. However, we can not guarantee that one or more states or other governmental bodies will not assert claims contrary to our belief. Any claims of this nature could result in our spending a significant amount of time and money to defend and dispose of them.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risk, including changes to interest rates. A discussion of our accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Financial Statements.

          We monitor the risks associated with interest rates and foreign currency exchange risks and have established policies and business practices to protect against these and other exposures. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument and does not permit derivative financial instruments in our investment portfolio. As a result, we do not expect any material loss with respect to our investment portfolio.

      The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.


                                                                                                                              Fair
                                                                                                                              value
                                                                                                                               at
    ASSETS                                         2000       2001       2002     2003      2004     Thereafter     Total   12/31/99
   ---------------------                           ----       ----       ----     ----      ----     ----------     -----   --------
    (In thousands)

    Cash Equivalents                             $   --      $  --      $  --     $  --    $  --       $  --        $   --     $  --
    Weighted average interest rate                   --         --         --        --       --          --            --        --

    Short-term investments                           --         --         --        --       --          --            --        --
    Weighted average interest rate                   --         --         --        --       --          --            --        --


    LIABILITIES
    ----------------------
    (In thousands)

    Long-term debt, including current portion
        Fixed rate                               $1,739     $  540     $  540        --       --          --       $ 2,819    $1,568
        Weighted average interest rate            13.07%     12.00%     12.00%       --       --          --            --        --


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index                                                                      Page
-----                                                                      ----
Report of Independent Public Accountants ............................        32
Report of Independent Auditors ......................................        33
Balance Sheets as of October 31, 1999 and 1998 ......................        34
Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997 .................................        35
Statements of Stockholders' Equity for the
Years Ended December 31, 1997, 1998 and 1999 ........................        36
Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997 ....................................        39
Notes to Financial Statements .......................................        40

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Shaman Pharmaceuticals, Inc.


     We have audited the accompanying balance sheet of Shaman Pharmaceuticals, Inc. as of December 31, 1999, and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaman Pharmaceuticals, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations, has net capital deficiencies and negative working capital at December 31, 1999. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    BDO SEIDMAN, LLP

San Francisco, California
March 21, 2000

               REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Shaman Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Shaman Pharmaceuticals, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaman Pharmaceuticals, Inc. at December 31, 1998, and the results of our operations and our cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                ERNST & YOUNG LLP

Palo Alto, California
February 11, 1999


                                                   SHAMAN PHARMACEUTICALS, INC.

                                                           BALANCE SHEETS
                                                                                                             DECEMBER 31,
                                                                                            ---------------------------------------
                                                                                                   1999                     1998
                                                                                            ---------------------------------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ....................................................            $    1,171,798           $    5,887,496
  Short-term investments .......................................................                        --                3,277,197
  Accounts receivable (net of $116,000 allowance in 1999).......................                   337,537                       --
  Inventory ....................................................................                 1,718,491                       --
  Amounts due from employees ...................................................                   153,392                  208,898
  Prepaid expenses and other current assets ....................................                   127,662                  283,804
                                                                                            --------------           --------------
          Total current assets .................................................                 3,508,880                9,657,395
  Property and equipment:
    Laboratory equipment .......................................................                 1,095,738                6,336,564
    Computer equipment and furniture ...........................................                   382,560                1,474,914
    Leasehold improvements .....................................................                 7,179,564                7,266,066
                                                                                            --------------           --------------
                                                                                                 8,657,862               15,077,544
  Less: accumulated depreciation and amortization ..............................                 6,839,150               11,963,876
                                                                                            --------------           --------------
                                                                                                 1,818,712                3,113,668
Other assets ...................................................................                   308,080                  368,080
                                                                                            --------------           --------------
          Total assets .........................................................            $    5,635,672           $   13,139,143
                                                                                            ==============           ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and other accrued expenses ..................................            $    1,528,746           $    1,238,931
  Accrued clinical trial costs .................................................                   585,040                2,051,134
  Accrued professional fees ....................................................                   888,553                  948,374
  Accrued compensation .........................................................                   202,207                  326,797
  Accrued interest .............................................................                   334,863                  276,299
  Accrued restructuring costs ..................................................                 1,010,000                       --
  Advances-- contract research .................................................                        --                  968,750
  Current installments of long-term obligations ................................                 1,927,366                2,803,861
                                                                                            --------------           --------------
          Total current liabilities ............................................                 6,476,775                8,614,146

Long-term obligations, excluding current installmetns ..........................                 1,194,991                2,415,137
Stockholders' equity (deficiency):
  Preferred stock, $0.001 par value; issuable in series; 2,000,000 shares and
     1,000,000 shares authorized at December 31, 1999 and December 31, 1998, respectively; 877,968 and 519,533 convertible shares issued and outstanding at December 31, 1999 and 1998, respectively (Liquidation preference at December 31, 1999 and 1998 -- $11,118,800 and $18,429,310,
     respectively) .............................................................                       877                      520
  Common stock, $0.001 par value; 220,000,000 and 40,000,000 shares authorized at December 31, 1999 and 1998, respectively; 1,583,602 and 30,383 shares
     issued and outstanding at December 31, 1999, and 1998, respectively).......                     1,584                       30
  Additional paid-in capital ...................................................               176,594,549              152,728,933
  Deferred compensation and other adjustments ..................................                   (14,691)                (185,850)
  Accumulated deficit ..........................................................              (178,618,413)            (150,433,773)
                                                                                            --------------           --------------
          Total stockholders' equity (deficiency) ..............................                (2,036,094)               2,109,860
                                                                                            --------------           --------------
          Total liabilities and stockholders' equity (deficiency)...............            $    5,635,672           $   13,139,143
                                                                                            ==============           ==============


                 See accompanying notes to financial statements

                                                     SHAMAN PHARMACEUTICALS, INC.

                                                       STATEMENTS OF OPERATIONS

                                                                        1999                  1998                   1997
                                                                  --------------         --------------         --------------
Revenues:
   Product sales .........................................        $      501,016         $          --          $           --
   Less sales returns and allowances......................              (116,000)                    --                      --
                                                                  --------------         --------------         --------------
     Net product sales....................................               385,116                    --                      --
   Collaborative agreements ..............................               665,000              2,659,856              3,500,000
                                                                  --------------         --------------         --------------
Total revenues ...........................................             1,050,016              2,659,856              3,500,000

Operating expenses:
  Cost of goods sold .....................................               173,406                     --                     --
  Research and development ...............................             6,449,503             32,393,374             24,140,246
  Marketing, general and administrative ..................             6,682,444              5,565,066              4,833,489
  Restructuring costs ....................................             2,177,975                     --                     --
                                                                  --------------         --------------         --------------
          Total operating expenses........................            15,483,328             37,958,440             28,973,735
                                                                  --------------         --------------         --------------
Loss from operations .....................................           (14,433,312)           (35,298,584)           (25,473,735)
Interest income ..........................................               151,016                550,227              1,217,884
Interest expense .........................................            (1,816,404)            (2,033,004)            (5,032,684)
Other expense ............................................              (392,757)                    --                     --
                                                                  --------------         --------------         --------------
Net loss .................................................           (16,491,457)           (36,781,361)           (29,288,535)
Preferred Stock dividends (1).............................           (11,693,183)            (1,742,241)                    --
                                                                  --------------         --------------         --------------
Net loss applicable to common stockholders ...............        $  (28,184,640)        $  (38,523,602)        $  (29,288,535)
                                                                  ==============         ==============         ==============
Basic and diluted net loss per common share (2) ..........        $      (140.71)        $    (1,916.60)        $    (1,722.86)
                                                                  ==============         ==============         ==============
Shares used in calculation of basic and diluted net
   loss per common share (2) .............................               200,300                 20,100                 17,000
                                                                  ==============         ==============         ==============

(1) Includes in 1999 deemed dividends on Preferred Stock of $11,663,876 and dividends paid on Preferred Stock of $29,307.

(2) Basic and diluted net loss per share is based on the weighted average number of Common Shares outstanding during the period. We have not paid any cash dividends on our capital stock since inception.

                 See accompanying notes to financial statements.


                                                   SHAMAN PHARMACEUTICALS, INC.

                                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                              DEFERRED
                               CONVERTIBLE                ADDITIONAL       COMPENSATION                                  TOTAL
                                PREFERRED     COMMON       PAID-IN          AND OTHER            ACCUMULATED          STOCKHOLDERS'
                                  STOCK        STOCK        CAPITAL        ADJUSTMENTS             DEFICIT               EQUITY
                               -----------   --------    -------------    ---------------      --------------      -----------------

Balance at January 1, 1997        $  400     $   14      $  94,618,362      $    (20,250)      $  (82,621,636)       $   11,976,890

  Issuance of 20 shares of
   common stock upon the
   exercise of stock options.....     --         --             64,156                --                   --                64,156

  Issuance of 2,000 shares of
   common stock in connection
   with a registered Direct
   public offering in January
   1997, net of issuance costs
   of $.93 million...............     --          2          8,070,408                --                   --             8,070,410

  Issuance of 1,600 shares of
   common stock in connection
   with a registered Direct
   public offering in April
   1997, net of issuance costs
   of $.13 million...............     --          2          7,824,252                --                   --             7,824,254

  Issuance of 201 shares of
   common stock in connection
   with Lipha/Merck collaboration..   --         --          1,492,539                --                   --             1,492,539

  Issuance of 56 shares of
   common stock upon conversion
   of senior convertible notes
   notes in November 1997.........    --          --           223,163                --                   --               223,163

  Unrealized loss on available-       --
   for-sale securities............    --          --                --            (9,720)                  --                (9,720)

  Deferred compensation related
   to granting of options to
   non-employees, net of
   amortization and reversals.....    --          --           240,282           (94,940)                  --               145,342

  Value ascribed to warrants
   issued in conjunction with
   secured loan...................    --          --           648,000                --                   --               648,000

  Value ascribed to in-the-money
   conversion option of senior
   convertible notes..............    --          --         3,692,140                --                   --             3,692,140

  Value ascribed to warrants
   issued in conjunction with
   convertible notes..............    --          --           309,000                --                   --               309,000

 Net loss applicable to common
   stockholders...................    --          --                --                --          (29,288,535)          (29,288,535)
                                   -----       -----     -------------      ------------        -------------        --------------
Balance at December 31, 1997...... $ 400       $  18     $ 117,182,302      $   (124,910)       $(111,910,171)       $    5,147,639


                                                    SHAMAN PHARMACEUTICALS, INC.

                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued)
                                         FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                              DEFERRED
                               CONVERTIBLE                ADDITIONAL       COMPENSATION                                  TOTAL
                                PREFERRED     COMMON       PAID-IN          AND OTHER            ACCUMULATED          STOCKHOLDERS'
                                  STOCK        STOCK        CAPITAL        ADJUSTMENTS             DEFICIT               EQUITY
                               -----------   --------    -------------    ---------------      --------------      -----------------

Balance at December 31, 1997...... $  400      $  18     $ 117,182,302      $   (124,910)       $(111,910,171)       $    5,147,639

  Issuance of 16 shares of
   common stock upon the
   exercise of stock options......     --         --            21,715                --                   --                21,715

  Issuance of 63 shares of
   common stock to employess
   from the 1998 special
   issuance plan..................     --         --            80,759                --                   --                80,759

  Issuance of 748 shares of
   common  stock to consultants
   for consulting services
   rendered.......................     --         --         1,074,110                --                   --             1,074,110

  Sale of 1,156 shares of
   common stock in connection with
   Lipha/Merck collaboration......     --          1         2,499,999                --                   --             2,500,000

  Deferred compensation related
   to granting of options to
   non-employees, net of
   amortization and reversals.....     --         --           162,464           (75,849)                  --                86,615

  Change in unrealized gain/loss
   on available-for-sale
   securities.....................     --         --                --            14,909                   --                14,909

  Value ascribed to Warrants
   issued in conjunction with
   Series B Convertible
   Preferred Stock  ($1,462,860)..     --         --                --                --                   --                    --

  Issuance of 202 shares of
   common stock in connection
   with senior convertible notes
   quarterly interest payments....     --         --           650,541                --                   --               650,541

  Issuance of 1,077 shares of
   common stock upon the
   conversion of 1,209 shares
   of Series D Convertible Stock..     (1)         1                --                --                   --                    --

  Issuance of 2,572 shares of
   common stock upon the
   conversion of senior
   convertible notes..............     --          3         5,453,181                --                   --             5,453,184

  Sale of 140,880 shares of
   convertible preferred stock
   in connection with the Series
   C Convertible Preferred Stock
   Offering, net of issuance
   costs of $1.5 million..........    141         --        12,598,553                --                   --            12,598,694

  Value ascribed to in-the-money
   conversion option of Series C
   Convertible Preferred Stock....     --         --           678,636                --                   --               678,636

  Issuance of 1,862 shares of
   common stock upon conversion
   of 24,922 shares of Series C
   Convertible Preferred Stock....    (25)         2                23                --                   --                    --

  Issuance of 84 shares of
   common stock in payment of
   Dividends on Series C
   Convertible Preferred Stock....     --         --                --                --                   --                    --

  Sale of 4,813 shares of
   common stock in connection
   with the private placement
   offering in December 1998,
   net of issuance costs of
   $.13 million...................     --          5         7,086,939                --                   --             7,086,944

  Issuance of 4,784 shares of
   Series D Convertible
   Preferred Stock in exchange
   for cancellation of senior
   convertible notes..............      5         --         4,176,106                --                   --             4,176,111

  Value ascribed to in-the-money
   conversion option of Series D
   Convertible Preferred Stock....     --         --         1,063,605                --                   --             1,063,605

  Value ascribed to Warrants
   issued in conjuction with
   Series D Convertible
   Preferred Stock ($943,680).....     --         --                --                --                   --                    --

 Net loss applicable to common
   stockholders...................     --         --                --                --          (38,523,602)          (38,523,602)
                                    -----      -----     -------------      ------------        -------------        --------------
Balance at December 31, 1998...... $  520      $  30     $ 152,728,933      $   (185,850)       $(150,433,773)       $    2,109,860


                                                    SHAMAN PHARMACEUTICALS, INC.

                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued)
                                         FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                              DEFERRED
                               CONVERTIBLE                ADDITIONAL       COMPENSATION                                  TOTAL
                                PREFERRED     COMMON       PAID-IN          AND OTHER            ACCUMULATED          STOCKHOLDERS'
                                  STOCK        STOCK        CAPITAL        ADJUSTMENTS             DEFICIT               EQUITY
                               -----------   --------    -------------    ---------------      --------------      -----------------

Balance at December 31, 1998...... $  520      $  30     $ 152,728,933      $   (185,850)       $(150,433,773)       $    2,109,860

  Issuance of 1 shares of
   common stock upon the
   exercise of stock options......     --         --               160                --                   --                   160

  Issuance of 544 shares of
   common stock upon the
   conversion of 400,000 shares
   of Series A Convertible
   Preferred Stock................   (400)        --               400                --                   --                    --

  Issuance of 61,362 shares of
   common stock upon the
   conversion of 2,387 shares
   of Series D Convertible
   Preferred Stock and payment of
   accrued interest on unpaid
   dividends......................     (2)        62            33,719                --                   --                33,779

  Issuance of 905,160 shares of
   common stock upon the conversion
   of 16,281 shares of Series C
   Convertible Preferred Stock....    (16)       906              (890)               --                   --                    --

  Issuance of 585,752 shares of
   common stock in payment of
   Dividends on Series C
   Convertible Preferred Stock....     --        586            28,701                --                   --                29,287

  Payment for the value of
   fractional shares from the
   conversion of senior
   convertible notes into Series
   D Convertible Preferred Stock..     --         --            (2,225)               --                   --                (2,225)

  Issuance of 404 shares of
   common stock in payment of
   Dividends on Series D
   Convertible Preferred Stock....     --        --                 20                --                   --                    20

  Issuance of 16,667 shares of
   Series R Convertible Preferred
   Stock in connection with
   settlement of litigation.......     16        --            249,989                --                   --               250,005

  Issuance of 407,847 shares of
   Series R Convertible Preferred
   Stock in connection with a
   rights offering, net of
   issuance costs of $452,000.....    407        --          5,665,355                --                   --             5,665,762

  Issuance of 175,968 shares of
   Series R Convertible
   Preferred Stock to conultants
   and contractors for service
   rendered.......................    176        --          2,639,344                --                   --             2,639,520

  Issuance of 133,334 shares of
   Series R Convertible Preferred
   Stock to Lipha S.A. in partial
   settlement of claims...........    133        --          1,999,877                --                   --             2,000,010

  Issuance of 43,285 shares of
   Series R Convertible Preferred
   upon conversion of convertible
   promissory notes...............     43        --            649,232                --                   --               649,275

  Value ascribed to the
   in-the-money conversion option
   of Series D Convertible
   Preferred Stock................     --        --          2,273,614                --                   --             2,273,614

  Value ascribed to the
   in-the-money conversion option
   of Series R Convertible
   Preferred Stock...............      --        --          9,390,262                --                   --             9,390,262

  Deferred compensation related
   to granting of options to
   non-employees, net of
   amortization and reversals....      --        --             43,797           156,095                   --               199,892

  Value ascribed to warrants
   issued in conjunction with
   convertible promissory
   notes and secured loan........      --        --            894,261                --                   --               894,261

  Change in unrealized gain/loss
   on available-for-sale
   securities....................      --        --                 --            15,064                   --                15,064

 Net loss applicable to common
   stockholders..................      --        --                 --                --          (28,184,640)          (28,184,640)
                                    -----    ------      -------------      ------------        -------------        --------------
Balance at December 31, 1999        $ 877    $1,584      $ 176,594,549      $    (14,691)       $(178,618,413)       $   (2,036,094)
                                    =====    ======      =============      ============        =============        ==============


                 See accompanying notes to financial statements.


                                                    SHAMAN PHARMACEUTICALS, INC.
                                                     STATEMENTS OF CASH FLOWS
                                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                   ------------      ------------      ------------
                                                                                       1999              1998              1997
                                                                                   ------------      ------------      ------------

OPERATING ACTIVITIES:
  Net loss .....................................................................   $(16,491,457)     $(36,781,361)     $(29,288,535)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation ...............................................................        746,442         1,214,139         1,718,167
    Amortization of warrants and deferred equity costs..........................        415,890           286,664           390,729
    Allowance for sales returns and allowances..................................        116,000                --                --
    (Gain) loss on disposal of fixed  assets....................................        (43,285)           19,834                --
    Interest expense on issuance of senior convertible notes ...................             --                --         3,692,140
    Interest expense on convertible promissory notes and secured loan...........        894,261                --                --
    Issuance of common stock to consultants for services rendered ..............             --         1,074,110                --
    Issuance of Series R Preferred Stock to consultants and
      contractors for services rendered.........................................      2,639,520                --                --
    Issuance of Series R Preferred Stock in connection with settlement of
      litigation................................................................        250,005                --                --
    Issuance of Series R Preferred Stock to Lipha S.A. in partial
      settlement of claims......................................................      1,031,260                --                --
    Issuance of note for legal services.........................................          9,148                --                --
    Other compensation .........................................................             --            80,759                --
    Payment of interest in common stock.........................................         33,779           328,743                --
    Changes in operating assets and liabilities:
      Trade accounts receivable ................................................       (453,537)               --                --
      Inventory ................................................................     (1,718,491)               --                --
      Prepaid expenses, current assetsand other assets..........................        216,142           755,280           628,198
      Accounts payable, accrued professional fees, accrued compensation, accrued clinical trial costs, accrued restructuring costs and
        contract research advances..............................................       (292,126)          974,423          (748,327)
                                                                                  -------------     -------------     -------------
 Net cash used in operating activities..........................................    (12,646,449)      (32,047,409)      (23,607,628)
                                                                                  -------------     -------------     -------------

INVESTING ACTIVITIES:
  Purchases of available-for-sale investments...................................             --        (5,255,947)      (14,562,627)
  Maturities of available-for-sale investments..................................             --         5,032,892         4,954,640
  Sales of available-for-sale investments.......................................      3,292,262         7,040,710                --
  Proceeds on sale of fixed assets due to restructuring ........................        694,544                --                --
  Capital expenditures .........................................................       (102,746)         (375,501)         (913,382)
  Employee loans, net of repayments ............................................         55,506          (256,347)               --
                                                                                  -------------     -------------     -------------
 Net cash provided by (used in) investing activities ...........................      3,939,566         6,185,807       (10,521,369)
                                                                                  -------------     -------------     -------------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net................................      5,663,699        12,598,694                --
  Proceeds from issuance of common stock, net...................................             --         9,608,659        17,446,683
  Issuance of convertible promissory notes......................................      1,008,010                --                --
  Proceeds from issuance of long-term  obligations..............................             --                --         5,000,000
  Proceeds from issuance of senior convertible notes, net.......................             --                --         9,479,039
  Principal payments on long-term obligations and convertible  promissory notes.     (2,880,524)       (2,310,080)       (2,936,297)
  Proceeds from asset financing arrangements....................................        200,000           511,123           429,023
                                                                                  -------------     -------------     -------------
 Net cash provided by financing activities......................................      3,991,185        20,408,396        29,418,448
                                                                                  -------------     -------------     -------------
Net decrease in cash and cash equivalents.......................................     (4,715,698)       (5,453,206)       (4,710,549)
Cash and cash equivalents at beginning of year..................................      5,887,496        11,340,702        16,051,251
                                                                                  -------------     -------------     -------------
Cash and cash equivalents at end of year........................................  $   1,171,798     $   5,887,496     $  11,340,702
                                                                                  =============     =============     =============

SUPPLEMENTAL INFORMATION
 Interest paid .................................................................  $     462,018     $     605,069     $     538,891
                                                                                  =============     =============     =============


                 See accompanying notes to financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of current business

      Shaman Pharmaceuticals, Inc., through the main operating division of ShamanBotancials.com, is focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. The Company was incorporated in Delaware on December 21, 1992 and maintains its offices in South San Francisco, California. In September 1999, we began implementing our commercialization efforts through our botanicals division. Our commercialization plans include the use of community building initiatives on the Internet and other distribution channels, and is based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical product candidates for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

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

MATTERS AFFECTING ONGOING OPERATIONS

      The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have cash, cash equivalents and short-term investments at December 31, 1999 aggregating $1.2 million which are not sufficient to enable us to pay existing liabilities and fund our operations through December 31, 2000. We have total liabilities in excess of our available cash resources at December 31, 1999. We have had recurring net losses, including a net loss applicable to common stockholders of $28.2 million in the year ended December 31, 1999, and have an accumulated deficit of $178.6 million at December 31, 1999. These conditions raise substantial doubt about our ability to continue as a going concern.

     In the second half of 2000, we intend to collaborate for the commercialization of our proprietary botanical products and shift our business focus to the content, education and media business through a wholly-owned subsidiary of Shaman. We anticipate that the name of the wholly-owned subsidiary will be Shaman.com. Shaman.com will provide information, education, and entertainment through community building initiatives over the channels of the Internet, cable, and television from the perspective of the knowledgeable and trusted voice of natural products. Shaman.com will become a full-fledged natural medicine content site, and target various health communities anchored by original content, recognized advice, and personalized services. Shaman.com will not sell products directly via e-commerce, therefore retaining objectivity and credibility as the trusted voice of natural products. Shaman.com will also extend its trusted message to cable and television productions. The commercialization of our proprietary botanical supplements will be achieved by collaborative efforts, including out-licensing to mass-market partners and joint promotional efforts in certain retail channels. Product out-licensing will provide a product royalty stream, mass market promotion of the Shaman site and television series, and mass market branding of the Shaman.com name. We anticipate that Joint promotional efforts will boost sales while simultaneously build the Shaman.com brand.

     In February 2000, we raised approximately $3.5 million in connection with a bridge loan financing (see Notes 12 - Subsequent Events). However, we will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products beyond the second quarter of 2000. In addition, we anticipate generating revenues from profit sharing and royalties as we enter into collaborative agreements to commercialize our proprietary botanical products and advertising fees and affiliate fees on the Shaman.com web site.

REVENUE RECOGNITION

      Revenue under our collaborative research agreements is recognized ratably as costs are incurred by us in accordance with the performance requirements of the agreements. Non-refundable payments that are not dependent on future performance under collaborative agreements and represent the culmination of an earnings process are recognized as revenue when received. Payments received which are still subject to future performance requirements are deferred until earned. Revenues from achievement of milestone events are recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met. Product sales revenue is recognized when product is shipped and no significant uncertanties remain as to pricing and collectibility.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development expense consists of independent research and development costs and the costs associated with work performed under collaborations. Research and development costs include direct and research-related overhead expenses and are expensed as incurred.

STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. We have elected to follow the disclosure requirements of SFAS 123 for the years ended December 31, 1999, 1998 and 1997 and to continue to measure stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Note 9 contains a summary of the pro forma effects to reported net loss applicable to common stockholders and net loss per common share for 1999, 1998 and 1997 as if we had elected to recognize compensation expense based on the fair value of options granted as described by SFAS 123.

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

PER SHARE DATA

      Net loss per share is computed using the weighted average number of shares of common stock outstanding. The impact of stock options and other common stock equivalents have been excluded from the computation in all years presented as they are antidilutive. At December 31, 1999, we had substantial options, convertible preferred stock and convertible warrants outstanding which will further dilute our stockholders' loss per share.

COMPREHENSIVE LOSS

      As of January 1, 1998, we adopted Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this statement had no impact on our net loss or total stockholders' equity. SFAS 130 requires unrealized gains or losses on our available for sale securities, which prior to adoption were reported in stockholder's equity, to be included in other comprehensive income (loss). Since our loss is approximately $28.2 million, our comprehensive loss was not significantly different from our net loss applicable to common stockholders in 1999, 1998 and 1997.

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

      We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such determination as of each balance sheet date. As of December 31, 1999 and 1998, we have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, included in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

INVENTORIES

      Inventory is stated at the lower of cost (first-in, first-out basis) or market. Cost includes raw materials and contracted costs for the manufacturing of the product.

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

CARRYING VALUE OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," we record impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on our estimate of future undiscounted cash flows, we expect to recover the carrying amounts of our long-lived assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. We have determined that in 1999, 1998 and 1997, we operated in only one segment.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. For the year ended December 31, 1999, we incurred $521,332 in advertising costs. For the year ended December 31, 1998, we incurred no advertising costs.

RECLASSIFICATION

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal years beginning in 2000. We do not have derivative or hedging instruments and as such do not expect adoption of SFAS 133 to have a significant effect on our operations or financial position.

2.  RESTRUCTURING PLAN

     On February 1, 1999, we announced and initiated implementation of a restructuring plan which resulted in us closing down of the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all our pharmaceutical compounds and will focus our efforts on the development and commercialization of botanical dietary supplements through our botanicals division. The restructuring plan includes: cessation of pharmaceutical research and development activities and related operations; sale or outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of our workforce); termination of the research and development contract with Lipha S.A.; settlement of outstanding long-term equipment financing obligations; sale or disposal of all of our fixed assets that are not needed for our botanicals business; and sub-leased of a portion of the facility.

      The termination of 60 employees occurred on February 1, 1999. The following table summarizes Shaman's restructuring activities as of December 31, 1999 (in thousands).

                                                                                                       Accrued
                                                               Total        Net Cash                  Balance at
                                                           Restructuring    Outflow       Non-Cash    December 31,
               Category                                       Charges       (Inflow)        Items        1999
    ---------------------------------------------------------------------------------------------------------------
     Severance and related charges......................     $    325       $   325       $    --       $    --
     Cancellation of contracts .........................        1,310           300            --         1,010
     Lipha S.A. settlement of claims....................        1,031         1,031            --            --
     Gain on disposal of fixed assets...................          (38)          (38)           --            --
     Reversal of estimated liabilities
       related to pharmaceutical operations.............         (450)           --          (450)           --
                                                             --------      --------       -------       -------
                                                             $  2,178      $  1,618       $  (450)      $ 1,010
                                                             ========      ========       =======       =======

3.  COLLABORATIVE RELATIONSHIPS

      In August 1999, we entered into a License and Sale Agreement with Metabolex, Inc. whereby Metabolex, Inc. has licensed certain rights to Shaman's library of extracts and compounds for research, development, and commercialization purposes. We have received a payment of $350,000 for a perpetual license of certain technology and an additional $65,000 for an option fee to specific technology. We will receive royalties on any resulting products commercialized. Metabolex, Inc. also has an option to license further compound and technology for additional consideration over an initial four-month period. In October 1999, we received an additional $250,000 payment from Metabolex, for which Metabolex exercised its option to acquire a perpetual license to additional technology. Revenues from Metabolex, Inc. accounted for 100% of the contact revenues in 1999.

      In September 1996, we entered into a five-year collaborative agreement with Lipha S.A. to jointly develop Shaman's antihyperglycemic drugs. Upon signing the collaboration, we received an annual research fee of $1.5 million which was amortized to revenue over twelve months as the work was performed. We also received approximately $3 million for 389 shares of common stock priced at $7,710 per share, representing a 20% premium to the weighted average price of the common stock at the time of purchase. In exchange for development and marketing rights in all countries except Japan, South Korea, and Taiwan (which are covered under an earlier agreement between Shaman and Ono Pharmaceutical Co. Ltd. Osaka, Japan ("Ono"), Lipha S.A. agreed to provide up to $9.0 million in research payments and up to $10.5 million in equity investments priced at a 20% premium to a multi-day volume weighted average price of common stock at the time of purchase. The research payments were recognized as revenue ratably as the related costs were incurred by us in the performance of our obligations to perform certain research and clinical trial activities. The agreement also provided for additional preclinical and clinical milestone payments to us in excess of $10.0 million per compound for each antihyperglycemic drug developed and commercialized. Lipha S.A. agreed to bear all pre-clinical, clinical, regulatory and other development expenses associated with the compounds selected under the agreement. Preclinical and clinical milestone payments would be recognized as revenue as certain preclinical hurdles were met and as certain phases of the clinical trials and the FDA approval process were completed. In addition, as products were commercialized, Shaman would receive royalties on all product sales outside the United States and up to 50% of the profits (if we exercise our co-promotion rights) or royalties on all product sales in the

United States. Certain of the milestone payments would be credited against future royalty payments, if any, due to us from sales of products developed pursuant to the agreement.

      In December 1998, we renegotiated the terms of the existing pharmaceutical research and development agreement between Shaman and Lipha S.A. (the "Research Agreement"). Under the new terms, we forgave $6.0 million in aggregate payments due over the remaining term of the original agreement in exchange for a one-time up-front payment of an aggregate of $2.0 million, consisting of a $1.0 million research payment and a $1.0 million equity investment. We discontinued all research and development work related to this Research Agreement when we restructured our business to focus on the development and marketing of dietary supplements in February 1999. In August 1999, we issued 133,334 shares of Series R Preferred Stock, having a value of $2.0 million, to Lipha S.A. in partial settlement of claims made by Lipha S.A. in connection with the Research Agreement. Out of the $2.0 million, we applied $969,000 to deferred revenue and the balance to restructuring expenses. In December 1999, we entered into a settlement agreement with Lipha S.A. for the discontinuation of the Research Agreement. There will be no further research payments from Lipha S.A.

      For the year ended December 31, 1999, we recognized no revenue from this Research Agreement as we discontinued all research and development activities related to this Research Agreement in February 1999. For the year ended December 31, 1998, we recognized $1.9 million in revenue from Lipha S.A. collaboration. In addition, we received a total $2.5 million for issuance of 1,155 shares of common stock, of which 813 shares were priced at $1,850.00 per share in September 1998 and 342 shares were priced at $2,920 per share in December 1998, each representing a 20% premium to the weighted average price of the common stock at the time of purchase. Revenues from Lipha S.A. accounted for 0%, 70% and 43% of total revenues earned in 1999, 1998 and 1997, respectively.

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

      We received an additional $1.0 million payment (beyond the $7.0 million commitment) in December 1996 for enhanced access rights to these compounds. For the years ended December 31, 1999, 1998 and 1997, Shaman recognized $0, $790,000, and $2.0 million, respectively in revenue from the Ono collaboration. Revenues from Ono accounted for 0%, 30% and 57% of total revenues earned in 1999, 1998 and 1997, respectively.

      In May 1998, our collaborative agreement with Ono, and the ongoing research and development funding received pursuant thereto, expired under the original terms thereof and was not renewed. Under the agreement, Ono will continue to provide milestone payments and royalties to us on any resulting products Ono develops from compounds identified during the three-year term of the agreement.

     Costs associated with revenue from these collaborations was minimal for the year ended December 31, 1999. Costs associated with revenue from these collaborations totaled $8.2 million and $11.4 million for the year ended December 31, 1998 and 1997, respectively, and are included in research and development expenses in the accompanying financial statements.

4.  INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):

                                                                             DECEMBER 31, 1999
                                                            --------------------------------------------------
                                                                          GROSS        GROSS      ESTIMATED
                                                                        UNREALIZED    UNREALIZED    FAIR
                                                               COST        GAINS       LOSSES       VALUE
                                                            --------------------------------------------------
      U.S. corporate commercial paper and other                $  70         $ -          $ -        $  70
                                                            --------------------------------------------------
                Total                                          $  70         $ -          $ -        $  70
                                                            ==================================================

      Above amounts are included in the balance sheet as follows:

      Cash and cash equivalents                             --------------------------------------------------
                                                               $  70         $ -          $ -        $  70
                                                            --------------------------------------------------
                Total                                          $  70         $ -          $ -        $  70
                                                            ==================================================


                                                                             DECEMBER 31, 1999
                                                            --------------------------------------------------
                                                                          GROSS        GROSS      ESTIMATED
                                                                        UNREALIZED    UNREALIZED    FAIR
                                                               COST        GAINS       LOSSES       VALUE
                                                            --------------------------------------------------
      U.S. Treasury securities and government obligations     $2,255        $ -         $(5)       $2,250
      U.S. corporate bonds                                     1,000          -           -         1,000
      U.S. corporate commercial paper and other                4,984          -         (10)        4,974
                                                            --------------------------------------------------
                Total                                         $8,239        $ -        $(15)       $8,224
                                                            ==================================================

      Above amounts are included in the balance sheet as follows:

      Cash and cash equivalents                               $4,957        $ -        $(10)       $4,947
      Short-term investments                                   3,282          -          (5)        3,277
                                                            --------------------------------------------------
                Total                                         $8,239        $ -        $(15)       $8,224
                                                            ==================================================

      The portfolio was classified as cash and cash equivalents as of December 31, 1999. The average remaining maturity of the portfolio was approximately less than one month as of December 31, 1998.

      The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.

5. INVENTORIES

      As of December 31, 1999, we have substantial excess inventory on hand. We have built up this additional inventory with the expectation that we will sell it off to our new collaborative partner.

       Inventories consisted of the following (in thousands):

                                   1999            1998
                                 ---------      ----------
      Raw materials              $   1,587      $        -
      Finished goods                   131               -
                                 ---------      ----------
      Total                      $   1,718      $        -
                                 =========      ==========

6.  LONG-TERM OBLIGATIONS

      At December 31, 1999, long-term obligations consist of secured and unsecured term loans and secured borrowings used to acquire property and equipment, capital lease arrangements and a leasehold improvement financing obligation.

      In May 1997, we obtained a $5.0 million term loan to payoff pre-existing debt, finance capital asset acquisitions and finance continued research and clinical development. The loan is payable in thirty-six equal monthly installments and the interest rate is 14.58%. The loan is secured by equipment and intellectual properties of Shaman. The lender was granted warrants to purchase 200 shares of common stock at $6,250.00 per share, which are exercisable over a ten-year period. We have attributed a value of $648,000 to these warrants. This amount has been recorded as a discount on the related debt and is being amortized as interest expense over the term of the loan.

      In April 1999, we amended the agreement to permit us to issue the convertible promissory notes and delay principal payments under the terms until we closed the Series R Preferred Stock rights offering in August 1999. In connection with the amendment, we issued a warrant to purchase 39,512 shares of Series R Preferred Stock at $15.00 per share. These warrants are exercisable commencing on August 23, 1999 and through the seventh anniversary of such date. The warrant is exercisable in common stock after February 1, 2000 and each share of Series R Preferred Stock was converted into 31 shares of common stock. We have attributed a value of $498,000 to the new warrants issued in 1999 and recorded this amount as interest expense in 1999.

      In June 1997, we issued $10.4 million of senior convertible notes with an original maturity of August 2000. Interest, at 5.5% per annum, on the notes was payable in common stock or cash at our option. Initially, the notes were convertible into common stock at 100% of the low trading price during a designated time period prior to conversion provided that the conversion price would not be less than $5,500.00 per share. Starting in November 1997, the notes were convertible into common stock at a 10% discount from the low trading price during a designated time period prior to the conversion, with a floor of $5,500.00 through March 31, 1998, pursuant to a March 1998 amendment agreement with the note holders whereby we issued to the note holders three-year warrants to purchase an aggregate of 138 shares of common stock at an exercise price of $7,500.00 per share as consideration for entering into the amendment agreement. We have attributed a value of $309,000 to these warrants. This amount was recorded as a discount on the related debt and was amortized as interest expense over the term of the loan. Of the notes issued, $400,000 was issued to the placement agent as part of the placement fee. We paid the placement agent an additional $300,000 in cash. The placement fees and other offering costs have been capitalized in other assets as deferred issuance costs and were amortized to interest expense over the life of the notes to the extent the notes were not converted to common stock. The net proceeds totaled approximately $9.5 million after the placement agent's fees and other offering expenses. In connection with the issuance of the notes, we recognized a non-cash charge in the amount of $3,692,000, representing the value attributed to the in-the-money conversion feature of the senior convertible notes.

      Through December 9, 1998, an aggregate principal balance of approximately $5.6 million of the Senior Convertible Notes was converted into an aggregate of 2,571 shares of common stock. On December 10, 1998, we issued to the note holders an aggregate of 4,784 shares of our Series D Convertible Preferred Stock in exchange for the cancellation of an aggregate of $4.8 million (including accrued interest) of the notes.

      In December 1999, we entered into a note purchase agreement with an existing stockholder, pursuant to which we borrowed $200,000 to purchase inventory for our product, SB-NSF. The loan is due and payable in May 2000 and the interest is accrued at an annual rate of 10.50%. The note is secured by the inventory of our product, SB-NSF. We have an option to extend the loan for another six months. In consideration for extending the loan, we shall issue to the note holder warrants to purchase 201,207 shares of common stock at an exercise price of $0.497 per share. These warrants may be exercised at anytime on or before the fourth anniversary of this loan.

      We also acquired certain equipment and furniture pursuant to capital lease arrangements. The gross amount of equipment and furniture and the related accumulated amortization recorded under capital leases included in property and equipment are as follows:

                                                  1999            1998
                                              ------------     ------------
      At December 31,
          Equipment and furniture            $ 1,343,691      $ 2,401,286
          Less accumulated amortization       (1,237,282)      (1,668,460)
                                             ------------     ------------
                                             $   106,409      $   732,826
                                             ============     ============

      Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

      In connection with the facility lease described in Note 6, we entered into an agreement with the former tenant of the facility to acquire approximately $1.5 million of tenant improvements by making annual payments to the former tenant, including accrued interest of $540,000 in 2000 through 2002. The 1999 payment has not yet been made.

7.  FAIR VALUE OF LONG-TERM OBLIGATIONS

      The fair values of our long-term obligations are estimated using discounted cash flow analyses based on our current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts and fair values of long-term obligations consisted of the following at December 31, 1999:

                                                        CARRYING VALUE        FAIR VALUE
                                                        --------------        ----------

     Leasehold improvements financings ........           $1,765,156          $  977,809
     Secured Loan .............................           $  723,104          $  589,776

      At December 31, 1999, future payments on long-term obligations are as follows:

                                                                                      LEASEHOLD
                                                        SECURED         CAPITAL      IMPROVEMENT       INVENTORY
                                                          LOAN          LEASES        FINANCING         FINANCING          TOTAL
                                                      -----------     -----------     -----------      -----------      -----------
       2000........................................   $   723,104     $   281,333      $1,016,341      $   221,000      $ 2,241,778
       2001........................................            --         270,635         540,000               --          810,635
       2002........................................            --          60,673         540,000               --          600,673
       2003........................................            --              --              --               --               --
       2004........................................            --              --              --               --               --
                                                      -----------     -----------     -----------      -----------      -----------
       Total minimum payments.......................      723,104         612,641       2,096,341          221,000        3,653,086
       Less amount representing interest
         (at rates ranging from 9.5% to 14.58%).....      (97,434)        (81,109)       (331,186)         (21,000)        (530,729)
                                                      -----------     -----------     -----------      -----------      -----------
                                                          625,670         531,532       1,765,155          200,000        3,122,357
       Less current installments ...................     (625,670)       (241,049)       (860,647)        (200,000)      (1,927,366)
                                                      -----------     -----------     -----------      -----------      -----------
      Long-term obligations, excluding
          current installments .....................  $        --     $   290,483     $   904,508      $        --      $ 1,194,991
                                                      ===========     ===========     ===========      ===========      ===========

8.  COMMITMENTS AND CONTINGENCIES

      We lease our research and office facility in South San Francisco, California under a noncancellable agreement expiring 2003, with options to renew for a total of ten years. We are required to pay operating costs, including property taxes, utilities, insurance and maintenance.

      At December 31, 1999, the minimum noncancellable future rental payments under our operating leases are:

                  2000                            $ 1,544,000
                  2001                              1,591,000
                  2002                              1,639,000
                  2003                                281,000
                                                 ------------
                                                    5,055,000
                  Less: Future sublease payments   (1,248,000)
                                                 ------------
                                                  $ 3,807,000
                                                 ============

      Rent expense for each of the three years ended December 31, 1999, 1998 and 1997 was approximately $961,000, $1,189,000 and $1,154,000, respectively. Rental expenses are net of sublease income of which $486,000 was recognized in 1999.

     In February 1990, we entered into a License Agreement with Dr. Michael Tempesta. The maximum royalty claimed made by Dr. Tempesta is two percent on net sales of a certain antiviral agent. In November 1996, a demand for arbitration was filed by Shaman to address a claim by Dr. Tempesta over the scope and coverage, if any, of the License Agreement. On June 2, 1999, Shaman and Dr. Tempesta entered into a Settlement Agreement and Release pursuant to which, among other things, Shaman agreed to pay certain royalties on sales of certain pharmaceutical products derived from SP-303, under the License Agreement dated February 8, 1990 between Shaman and Dr. Tempesta, and (2) issued 16,667 shares of our Series R Preferred Stock to Dr. Tempesta in compromise of attorneys fees and costs incurred by Dr. Tempesta in connection with the arbitration proceeding. There currently exists a dispute with Dr. Tempesta over the scope and coverage of botanicals product derived from SP-303, if any, of the Settlement Agreement and Release.

     We are involved in a litigation and disputes which are incidental to our business. While it is not possible to predict or determine the outcome of such litigation and disputes, or to provide an estimate of the losses, if any, that may arise, we believe the costs associated with all of these actions will not have a significant effect on our consolidated financial position or liquidity, but could possibly be significant to the consolidated results of operations.

      Further, product liability claims may be asserted in the future relative to events not known to management at the present time. We have insurance coverage, which we believe is adequate to protect against such product liability losses as could materially affect our financial position.

9.  CONTRACTUAL AGREEMENTS

      We have entered into license, clinical trial and supply agreements with research organizations and commercial companies. Certain of these agreements require payments of royalties on future sales of resulting products and may subject us to minimum annual payments to our contract partners. In addition, we signed an agreement in 1995, which could result in the payment of milestone installments if certain development objectives are achieved. To date, payments under these agreements have not been significant and, at December 31, 1999, related noncancellable commitments are insignificiant.

10.  STOCKHOLDERS' EQUITY

Preferred Stock

      We are authorized to issue 2,000,000 shares of preferred stock (877,968 shares of which are issued and outstanding at December 31, 1999). Our Board of Directors may set the rights and privileges of any preferred stock issued.

      In August 1999, we completed the Series R Preferred Stock rights offering. In the rights offering, we issued 717,149 shares of Series R Convertible Preferred Stock at $15.00 per share to Shaman's common stockholders of record on July 14, 1999, raising net cash proceeds of approximately $5.7 million. Of the 717,149 shares issued, 175,968 shares of Series R Preferred Stock were delivered in payment of expenses to consultants and contractors and 133,334 shares were delivered to Lipha S.A. in partial settlement of claims. Each share of Series R Preferred Stock will automatically convert on February 1, 2000 into shares of common stock at a conversion price equal to the lesser of (i) $5.00 or (ii) the price that is equal to 10% of the average closing sales price of our common stock for the 10 trading days ending three trading days prior to February 1, 2000. The conversion price of the Series R Preferred Stock was $0.497 (taking into effect the 1-for-50 reverse stock split effectuated on January 31, 2000) and each share of Series R Preferred Stock converted into 31 shares of common stock on February 1, 2000.

     In November 1996, a demand for arbitration was filed by Shaman to address a claim made by Dr. Tempesta over the scope and coverage, if any, of the license agreement entered into in February 1990. On June 2, 1999, Shaman and Michael Tempesta entered into a Settlement Agreement and Release pursuant to which, among other things, Shaman (1) agreed to pay certain royalties on sales of certain pharmaceutical products derived from SP-303, under the License Agreement dated February 8, 1990 between Shaman and Dr. Tempesta, and (2) issued 16,667 shares of Series R Convertible Preferred Stock to Dr. Tempesta in compromise of attorneys fees and costs incurred by Dr. Tempesta in connection with the arbitration proceeding.

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

      On December 10, 1998, Shaman and certain institutional investors exchanged an aggregate of $4.8 million (including accrued interest) of the Senior Convertible Notes (the "Notes") for an aggregate of 4,784 shares of our Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is entitled to receive, when, as, and if declared by the Board of Directors out of funds legally available for such purpose, cumulative dividends at the rate of $55 per annum. Dividends on the Series D Preferred Stock are payable in cash or shares of our common stock or any combination of cash and shares of common stock, at our option and are payable quarterly on February 1, May 1, August 1 and November 1 of each year. Each share of Series D Preferred Stock is convertible, at any time, into common stock at the lesser of (a) $1,125.00 per share or (b) 90% of the low trading price during a designated time period prior to the conversion. In addition, the holders received an aggregate of 767 warrants to purchase additional shares of common stock in exchange for surrendering the redemption rights previously held by them under the Notes. The warrants were priced at 150% of the average closing price for the month of December 1998. We have attributed a value of $943,680 to these warrants. In connection with the issuance of the Series D Preferred Stock, we also recognized a non-cash charge in the amount of $1,063,605, representing the value attributed to the in-the-money conversion feature of the Series D Preferred Stock.

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

      In October 1998, we completed the sale to the public of an aggregate of 140,880 shares of our Series C Convertible Preferred Stock for aggregate gross proceeds of $14.1 million. Each share of Series C Preferred Stock is entitled to receive cumulative dividends paid semi-annually to the holders of record of such shares as follows: (i) an annual stock-on-stock dividend, paid in arrears, in shares of common stock (calculated as the quotient of $10.00 divided by 85% of the average closing price of the common stock for the 10-day trading period ending three trading days prior to the date the dividend is paid); plus (ii) a cash amount equaling 0.00005% of our U.S. net sales of our SP-303/Provir product for the treatment of diarrhea, if any, for the preceding two calendar quarters less $5.00. If, under Delaware law, we are unable to pay the cash portion of the dividends, then the cash portion will be paid in shares of common stock (valued at 85% of the average closing price of the common stock for the 10-day trading period ending three trading days prior to the date on which the dividend is paid). We intend to honor this royalty portion of the dividend through the sale of our first botanical product, if any. Each share of the Series C Preferred Stock was convertible for a period of 30 days after the first issuance and will be convertible again commencing 12 months after the initial issuance date (August 18, 1998) at the election of each holder, and automatically on the sixth anniversary of the initial issuance date into greater of (a) 0.0167 shares of common stock or (b) such number of shares of common stock as equals $100 (the price paid per share of Series C Preferred Stock) divided by 85% of the average closing price of the common stock reported by Nasdaq for the 10-day trading period ending three trading days prior to the date of conversion. The common stock is currently trading on The Nasdaq OTC Bulletin Board. In connection with the issuance of the Series C Preferred Stock, we recognized a non-cash charge in the amount of $678,636. As of December 31, 1999, a total of 41,203 shares of the Series C Preferred Stock were converted into an aggregate of 907,021 shares of common stock. The holder of Series C Preferred Stock is entitled to a liquidation preference of $100 per share.

      In June 1998, we entered into Stock Purchase Agreements with certain of our stockholders pursuant to which we acquired the right to sell to these stockholders, subject to certain conditions up to an aggregate of 7,000 shares of Series B Custom Convertible Preferred Stock for an aggregate purchase price of $7,000,000. The stock purchase agreements were terminated upon the closing of the Series C Convertible Preferred Stock Financing in October 1998. As consideration for entering into the stock purchase agreements, we issued to these stockholders warrants to purchase an aggregate of 350 shares of common stock. The warrants are exercisable for a period of five years at an exercise price per share equal to 115% of the average trading price of the common stock during specified measurement periods. We have attributed a value of $1.5 million to these warrants.

      In July 1996, we closed a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, in which we received gross proceeds of $3.3 million for the sale of 400,000 shares of Series A Convertible Preferred Stock and for the issuance of a six-year warrant to purchase 550 shares of common stock at an exercise price of $10,180 per share. The Preferred Stock does not carry a dividend obligation and will convert into common stock no later than

July 23, 1999 at a price per share between $6,000.00 and $8,150.00, depending on the market value of common stock during the period prior to conversion. On July 23, 1999, we issued 543 shares of common stock upon the conversion of 400,000 shares of Series A Preferred Stock.

Stock Options

      ADOPTION OF SERIES R PREFERRED STOCK OPTION PLAN

      In September 1999, the Board of Directors of Shaman adopted the Series R Preferred Stock Option Plan (the "Series R Plan"). A total of 286,790 shares of Series R Preferred Stock have been reserved for issuance under the Series R Plan. The Series R Plan shall terminate in December 2009. Any options outstanding under the Series R Plan at the time of its termination shall remain outstanding until they expire by their terms. The purposes of the Series R Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive for employees, directors and consultants of the Company and to promote the success of Shaman's business. Options granted under the Series R Plan may be either incentive stock options or non-statutory options, with a maximum term of 10 years. The plan administrator has full power to select, from among the employees, directors and consultants of the Company eligible for grants, the individuals to whom options will be granted, and to determine the specific terms and conditions of each grant, including the number of shares subject to each option, to amend the terms of outstanding options granted under the Series R Plan. The plan also provides for automatic acceleration of the exercise period in the event of certain corporate transactions, including a merger, asset sale or change in control of the Company.

      A summary of stock option activity is as follows:

                                                                          OPTIONS OUTSTANDING
                                                    -------------------------------------------------------------
                                                                                                       AT GRANT
                                                                                     WEIGHTED            DATE
                                                                                      AVERAGE          WEIGHTED
                                                     NUMBER           PRICE PER       EXERCISE         AVERAGE
                                                    OF SHARES          SHARE           PRICE          FAIR VALUE
                                                    ----------       ----------      -----------      -----------
      BALANCE AT JANAURY 1, 1999.................           --       $       --      $        --
           Granted at fair value of stock........      255,814            10.25            10.25      $      7.85
           Exercised ............................           --               --               --
           Forfeited ............................           --               --               --
                                                    ----------       ----------      -----------
      BALANCE AT DECEMBER 31, 1999...............      255,814       $    10.25       $    10.25


      At December 31, 1999, 123,537 shares under options were exercisable at a weighted average exercise price of $10.25 per share. Each share of Series R Preferred Stock was converted into 31 shares of common stock, such that these options are currently exercisable in shares of common stock commencing on February 1, 2000 and the exercise price is $0.3396 per share.

      The following table summarizes information regarding Series R Preferred Stock options outstanding at December 31, 1999:


                                                                                  SHARES UNDER
                                                                                OPTIONS EXERCISABLE
                   OPTION SHARES     WEIGHTED                                   AT DECEMBER 31, 1999
                   OUTSTANDING       AVERAGE                               -----------------------------
   RANGE OF             AT           REMAINING            WEIGHTED                           WEIGHTED
   EXERCISE        DECEMBER 31,    CONTRACTUAL LIFE       AVERAGE                            AVERAGE
    PRICES             1999             (YEARS)        EXERCISE PRICE        NUMBER       EXERCISE PRICE
--------------------------------------------------------------------------------------------------------
     $ 10.25          255,814            9.95             $ 10.25           123,537          $ 10.25

                      -------                                               -------
     $ 10.25          255,814            9.95             $ 10.25           123,537          $ 10.25
                      =======                                               =======


      COMMON STOCK OPTION PLAN

      In December 1992, we adopted the 1992 Stock Option Plan (the "Plan") as the successor plan to our 1990 Stock Option Plan. The Plan was amended in June 1999. The Plan will terminate on the earlier of December 31, 2008 or the date on which all shares available for issuance under the Plan have been issued or canceled. The Plan provides for two separate components: the Discretionary Option Grant Program and the Automatic Option Grant Program.

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

      Under the Automatic Option Grant Program, each individual who becomes a non-employee board member on or after the effective date of the Plan is automatically granted a non-statutory stock option to purchase number of shares of common stock equal to one half of one percent (0.5%) of the number of voting shares of Shaman's capital stock outstanding as of February 1, 2000.

      On September 18, 1998, the Plan Administrator implemented an option cancellation/regrant program for all employees of the Company, including our executive officers. Pursuant to that program, each such employee was given the opportunity to surrender his or her outstanding options under the Plan with exercise prices in excess of $1,281.00 per share in return for a new option grant for the same number of shares but with an exercise price of $1,281.00 per share, the closing selling price per share of common stock as reported on the Nasdaq National Market on the September 18, 1998 grant date of the new option. Options for a total of 1,855 shares with a weighted average exercise price of $5,275.00 per share were surrendered for cancellation, and new options for the same number of shares were granted with the $1,281.00 per share exercise price. To the extent the higher-priced option was exercisable for any option shares on the September 18, 1998 cancellation date, the new option granted in replacement of that option will become exercisable for those shares in a series of twelve
(12) successive equal monthly installments upon the optionee's completion of each month of service over the one (1) year period measured from the September 18, 1998 grant date. The option will become exercisable for the remaining option shares in one or more installments over the optionee's period of continued service, with each such installment to vest on the same vesting date in effect for that installment under the cancelled higher-priced option.

      On October 20, 1998, the Plan Administrator implemented an option cancellation/regrant program for the non-employee Board members (excluding the Plan Administrator) and certain key independent consultants holding options under the Plan. Pursuant to the October program, each such individual was given the opportunity to surrender his or her outstanding options under the Plan with exercise prices in excess of $1,437.50 per share in return for a new option grant for the same number of shares but with an exercise price of $1,437.50 per share, the closing selling price per share of common stock as reported on the Nasdaq National Market on the October 20, 1998 grant date of the new option. Options for a total of 585 shares with a weighted average exercise price of $6,123.00 per share were surrendered for cancellation, and new options for the same number of shares were granted with the $1,437.50 per share exercise price. To the extent the higher-priced option was exercisable for any option shares on the October 20, 1998 cancellation date, the new option granted in replacement of that option will become exercisable for those shares in a series of twelve (12) successive equal monthly installments upon the optionee's completion of each month of service over the one (1) year period measured from the October 20, 1998 grant date. The option will become exercisable for the remaining option shares in one or more installments over the optionee's period of continued service, with each such installment to vest on the same vesting date in effect for that installment under the cancelled higher-priced option.

      Both programs provide for automatic acceleration of the exercise period in the event of certain corporate transactions, including a merger, asset sale or change in control of the Company.

      The 1990 Stock Option Plan provided for the granting of incentive and non-statutory stock options. Both types of options were immediately exercisable and expire ten years from the date of grant. Vesting of optioned shares was determined by the board of directors and generally occurred over a two- to four-year period from the date of grant. At December 31, 1999, all options to purchase common stock issued under this plan were vested.

      A summary of stock option activity is as follows:

                                                                         OPTIONS OUTSTANDING
                                              ------------------------------------------------------------------------
                                                                                                           AT GRANT
                                                                                             WEIGHTED        DATE
                                                                                              AVERAGE       WEIGHTED
                                                NUMBER              EXERCISE PRICE           EXERCISE       AVERAGE
                                              OF SHARES              PER  SHARE               PRICE        FAIR VALUE
                                              ---------        ----------------------       ----------      ----------

BALANCE AT JANUARY 1, 1997................       2,102         $   60.00 - $13,250.00        $5,480.00
  Granted at fair value ..................         951          4,130.00 -   6,810.00         5,410.00       $3,460.00
  Exercised ..............................         (19)            24.00 -   5,880.00         3,290.00
  Forfeited ..............................        (242)         3,500.00 -  13,250.00         6,400.00
                                                ------

BALANCE AT DECEMBER 31, 1997..............       2,792             60.00 -  13,250.00         5,400.00
  Granted at fair value ..................       4,420          1,281.00 -   4,937.50         1,489.50       $1,490.50
  Exercised ..............................         (16)            60.00 -   3,500.00         1,370.50
  Forfeited ..............................      (2,783)         1,281.00 -  13,250.00         5,542.00
                                                ------
BALANCE AT DECEMBER 31, 1998..............       4,413             60.00 -  10,750.00         1,406.50
  Granted at fair value ..................          21          1,680.00                      1,688.00       $1,688.00
  Exercised ..............................          (1)           240.00                        240.00
  Forfeited ..............................      (4,106)            60.00 -  10,750.00         1,403.00
                                                ------
BALANCE AT DECEMBER 31, 1999..............         327         $60-$10,750.00                $1,466.00


      At December 31, 1999, 310 shares under options were exercisable at a weighted average exercise price of $1,467.50 per share.

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

      Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1999           1998               1997
                                            ----------      -----------        ---------
    Risk-free interest rate ............    6.04%             4.57%             6.27%
    Dividend yield .....................       0                 0                 0
    Volatility factor ..................    1.46               .75               .75
    Weighted average expected life .....    2.68 years        3.84 years        5 years


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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro-forma net loss over the options' vesting periods. Our pro forma information follows (in thousands, except for net loss per share information):

                                                             1999               1998             1997
                                                         -----------       ------------      ------------
Net loss applicable to common stockholders
  Historical .....................................       $  (28,185)       $   (38,524)      $   (29,289)
  Pro forma ......................................       $  (29,407)       $   (40,647)      $   (31,101)
Net loss per common share
  Historical .....................................       $  (140.71)       $ (1,916.60)      $ (1,722.86)
  Pro forma ......................................       $  (146.81)       $ (2,025.00)      $ (1,827.00)


RESERVED SHARES

      At December 31, 1999, we did not have enough shares available for the conversion of outstanding Series C, Series D and Series R Preferred Stock and for issuance upon exercise of outstanding options, warrants and options available for future grant. At the Special Meeting held on January 28, 2000, the stockholders approved an increase of Shaman's authorized common stock by 280,000,000 shares, to a total of 500,000,000 shares and approved the authorization for the Board of Directors to effect any one of five different reverse stock splits of the Shaman's Common Stock in a ratio of from one-for-fifty to up to one-for-one thousand. On January 31, 2000, Shaman effected a 1-for-50 reverse stock split.

WARRANTS

      A summary of outstanding warrants to purchase common stock at December 31, 1999 is as follows:

                                                                                                TERM
      DESCRIPTION                                    NUMBER OF                                   IN
                                                     WARRANTS        EXERCISE PRICE             YEARS       EXPIRATION
     --------------------------------------------  ------------   ---------------------       ---------    --------------
     Lease financing arrangements................      92         $  2,400.00 - $10,830.00       5 - 7       2000 - 2002
     Series A Convertible Preferred Stock........     550           10,184.00                    6           2002
     Secured term loan ..........................     200            6,250.00                   10           2007
     Senior convertible notes ...................     138            7,500.00                    3           2001
     Series B Convertible Preferred Stock........     350            2,650.00 -   4,820.00       5           2003
     Series D Convertible Preferred Stock........     767            3,070.00                    5           2003
                                                   ---------
                                                    2,097
                                                   =========

      In addition, there were 73,109 shares of Series R Preferred Stock warrants issued in connection with issuance of the bridge loan financing and amending the secured term loan agreement in 1999. These warrants expire in year 2003 and year 2006. Each share of Series R Preferred Stock was converted on February 1, 2000 into 31 shares of common stock, such that these warrants are currently exercisable for 2,266,379 shares of common stock at an exercise price of $0.488 per share (taking into effect the 1-for-50 reverse stock split effectuated on January 31, 2000).

11.  TAXES

      As of December 31, 1999, we had federal net operating loss carryforwards of approximately $155.6 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2019, if not sooner utilized.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

      Significant components of our deferred tax assets and liabilities for federal and state income taxes as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                1999            1998
                                                              --------        --------
     Deferred tax assets:
       Net operating loss carryforwards .................     $ 54,200        $ 48,600
       Research credits (expiring in 2004-- 2019)........        3,000           3,900
       Capitalized research and development  costs.......        7,000           6,400
       Other ............................................          200          (1,200)
                                                              --------        --------
            Total deferred tax assets....................       64,400          57,700
       Valuation allowance for deferred tax assets ......      (64,400)        (57,700)
                                                              --------        --------
       Net deferred tax asset ...........................     $     --        $     --
                                                              ========        ========

      The net valuation allowance increased by $6.7 million during the year ended December 31, 1999.

      Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The increase is primarily because management believes that based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these assets.

          Reconciliation between the expected tax rate of 34% and actual tax rate is primarily due to the change of the valuation allowance and state taxes.

12. SUBSEQUENT EVENTS

      REVERSE STOCK SPLIT

      On January 28, 2000, the stockholders approved, and on January 31, 2000, the Company effected, a 1-for-50 reverse stock split of the Company's outstanding common stock. All common share and per common share amounts have been restated to reflect the reverse stock split in all periods presented.

      CONVERSION OF SERIES R PREFERRED STOCK

      On February 1, 2000, the Series R Preferred Stock automatically converted into a number of shares of common stock equal to $15.00 divided by the conversion price then in effect. The conversion price was equal to the lesser of
(i) $5.00 or (ii) the price that is equal to 10% of the average closing sales price of common stock for the 10 trading days ending three trading days prior to February 1, 2000. On that day, the conversion price of the Series R Preferred Stock was $0.497 (taking into effect the 1-for-50 reverse stock split effectuated on January 31, 2000) and each share of Series R Preferred was converted into 31 shares of common stock. A total of 777,101 shares of Series R Preferred Stock were converted into 24,090,131 shares of common stock.

      CONVERTIBLE PROMISSORY NOTE

     In February 2000, Shaman and a wholly-owned subsidiary of Shaman which we intend to name Shaman.com, have entered into a convertible promissory note agreement with certain stockholders in connection with a bridge loan financing, raising approximately $3.5 million. Interest is accrued at a rate of 12% per annum. The principal amount and accrued interest will automatically be converted at sole election of note holders at a discount on April 30, 2000 into (i) shares of Shaman's common stock with a conversion price of $0.497 per share or (ii) capital stock of Shaman.com sold in the first equity financing, raising at least $5.0 million. If the Subsidiary does not consummate an equity financing on or prior to April 30, 2000 of at least $5.0 million, $500,000 of the unpaid principal and accrued interest of the note becomes due and the remaining amount of the unpaid principal and accrued interest will convert into shares of the Company's common stock. Shaman is currently negotiating with holders of the Note to amend the conversion price of the Note into Shaman's common stock from a conversion price of $0.497 per share to the lower of (i) $0.497 per share or 10 days weighted average price, with a floor of $0.30 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 15, 2000, Ernst & Young LLP was dismissed as Shaman's independent auditors. The reports of Ernst & Young on the financial statements for December 31, 1998 and 1997 (the two most recent audited fiscal years) contained no adverse opinion or disclaimer of opinion. The report of Ernst & Young for the year ended December 31, 1998 contains an explanatory paragraph with respect to the Company's ability to continue as a going concern as mentioned in Note 1 of the notes to the financial statements. Shaman's Board of Directors participated in and approved the decision to hire new independent accountants. In connection with its audits for December 31, 1998 and 1997 (the two most recent audited fiscal years) and subsequent interim periods through February 15, 2000, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused them to make reference thereto in their report on the financial statements for such years.During December 31, 1998 and 1997 (the two most recent audited fiscal years) and subsequent interim periods through February 15, 2000, there have been no reportable events (as defined in Regulation S-K Item 304 (a) (l)(iv). Shaman has furnished Ernst & Young with a copy of the disclosure made in the Form 8-K filed with the Commission in connection with the change in its Certified Public Accountants ("Form 8-K"). Ernst & Young furnished the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made in the Form 8-K. A copy of such letter, dated February 18, 2000, is filed as Exhibit 16 to the Form 8-K.

     The Company has elected BDO Seidman, LLP as its new independent accountants as of February 15, 2000. During the two most recent fiscal years and through February 15, 2000, the Registrant has not consulted with BDO Seidman, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that BDO Seidman, LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issued; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(I)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(l)(iv) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The information required by this Item 10 concerning the directors and executive officers of the Company is incorporated by reference from the information under the captions "Proposal One -- Election of Directors -- Information With Respect to Nominees" and "Executive Compensation and Other Information -- Directors and Executive Officers" in the our Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with our 2000 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1) Financial Statements

     The following Financial Statements together with the Report of Independent Auditors are filed as part of this Form 10-K under Item 8 above:

     Report of Independent Auditors

     Balance Sheets at December 31, 1999 and 1998

     Statements of Operations for each of the years ended December 31, 1999, 1998 and 1997

     Statements of Stockholders' Equity for each of the years ended December 31, 1999, 1998 and 1997

     Statements of Cash Flows for each of the years ended December 31, 1999, 1998 and 1997

     Notes to Financial Statements

(a)   (2) Financial Statement Schedules

     No financial statement schedules are included because they are not required or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

     A Report on Form 8-K, as amended, was filed on March 3, 2000 containing information required by Item 4, Change in Registrant's Certifying Accountant.


(c) Exhibits

    EXHIBIT
    NUMBER                                DESCRIPTION
   ----------   ----------------------------------------------------------------
    3.1(22)     Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on June 22, 1999.
    3.2(9)      Amended and Restated Bylaws, as amended March 29, 1996.
    4.1(22)     Certificate of Designation  of Preferences of Series R Preferred
                Stock of the Registrant, as filed with the Delaware Secretary of
                State of July 19, 1999.
    4.2(21)     Form of warrant, dated April 5, 1999, issued to certain
                investors of the Registrant.
    4.3(21)     Form of warrant, dated April 30, 1999, issued to MMC/GATX
                Partnership No.1
   10.1(1)(19)  401(k) Plan.
   10.2(1)(19)  Form of Stock Purchase Agreement.
   10.3(1)      Form of Indemnification Agreement.
   10.4(1)      Form of Agreement with Scientific Strategy Team Members.
   10.5(1)      Form of Proprietary Information and Inventions
                Agreement-Employees.
   10.6(1)      Form of Proprietary Information and Inventions
                Agreement-Consultants.
   10.7(1)(18)  License Agreement dated February 8, 1990, between Shaman and Dr.
                Michael Tempesta.
   10.12(1)     Industrial Lease Agreement dated January 1, 1993, between Shaman and Grand/Roebling Investment Company.
   10.14(4)     Common Stock Warrant dated September 30, 1993, issued to
                MMC/GATX Partnership No. I.
   10.15(4)     Common Stock Warrant dated October 5, 1993, issued to Meier
                Mitchell & Co.
   10.16(6)(18) Joint Research and Product Development Agreement, dated May 24,
                1995, by and between Ono Pharmaceutical Co., Ltd. and
                Registrant.
   10.17(a)(10) Amendment Agreement, dated December 4, 1996, to the Joint
                Research and Product Development Agreement by and between Ono

                Pharmaceutical Co., Ltd. and Registrant.
   10.18(6)(18) License Agreement, dated June 8, 1995, by and between Bayer AG and Registrant.
   10.20(9)(18) Subscription Agreement dated July 25, 1996 by and between the
                Registrant and Fletcher International Limited.
   10.21(10)(18)Joint Research and Product Development and Commercialization
                Agreement dated September 23, 1996, by and between Lipha,
                Lyonnaise Industrielle Pharmaceutique S.A. and the Registrant.
   10.22(10)(18)Stock Purchase Agreement dated September 23, 1996, by and between Lipha, Lyonnaise Industrielle Pharmaceutique S.A. and
                the Registrant.
   10.23(11)(19)Shaman Pharmaceuticals, Inc. 1992 Stock Option Plan (as Amended
                and Restated on February 14, 1997).
   10.24(3)(19) Form of Notice of Grant with Stock Option Agreement. 10.25(3)(19) Form of Addendum to Stock Option Agreement (Special Tax
                Elections).
   10.26(3)(19) Form of Addendum to Stock Option Agreement (Limited Stock
                Appreciation Rights).
   10.27(11)(19)Form of Non-Employee Director Automatic Stock Option Agreement.
   10.28(12)    Masopracol License Agreement, dated as of March 19, 1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
   10.29(12)(18)Amended and Restated Masopracol License Agreement, dated as of
                April 1997, by and between Access Pharmaceuticals, Inc. and the
                Registrant.
   10.30(12)    Loan and Security Agreement, dated as of May 7, 1997, between
                MMC/GATX Partnership I and Registrant.
   10.30A(12)   Amendment No. 1 to Loan and Security Agreement, dated as of
                June 30, 1997, by and between Registrant and MMC/GATX
                Partnership No. I.
   10.30B(15)   Waiver letter dated July 16, 1998, executed by Shaman
                Pharmaceuticals, Inc. and approved by MMC/GATX Partnership No. I as to the payment of dividends on the Series C Preferred Stock.
   10.30C(21)   Amendment No. 2 to Loan and Security Agreement, dated as of
                April 30, 1999, by and between the Registrant and MMC/GATX
                Partnership No.1.
   10.31(12)    Secured Promissory Note, dated May 16, 1997, issued in favor of
                MMC/GATX Partnership No. I.
   10.32(12)    Warrant, granted May 7, 1997, in favor of MMC/GATX Partnership
                No. I.
   10.33(12)    Amendment to Warrants, dated May 7, 1997, MMC/GATX Partnership
                No. I and Registrant.
   10.34(12)    Engagement Agreement, dated April 7, 1997, by and between
                Registrant and Diaz & Altschul Capital, LLC.
   10.35(12)    Amended Engagement Agreement, dated June 30, 1997, by and
                between Registrant and Diaz & Altschul Capital, LLC.
   10.36(12)    Form of Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
   10.37(13)    Master Lease Agreement, dated September 15, 1997, between
                Registrant and Transamerica Business Credit Corporation, with related schedules.
   10.38(13)    Amendment to Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and Certain investors.
   10.39(14)    Amendment Agreement, dated as of March 18, 1998, by and between the Registrant and certain investors.
   10.40(14)    Form of Common Stock Purchase Warrant, dated as of March 18,
                1998, issued to certain investors.
   10.41(14)    Second Amendment Agreement, dated as of June 10, 1998, by and between the Registrant and certain investors.
   10.42(17)    Exchange Agreement, dated as of December 10, 1998, by and
                between Registrant and certain entities.
   10.43(19)    Common Stock Purchase Agreement dated as of November 18, 1998.
   10.44(19)(20)Employment Agreement dated as of April 1, 1998, by and between
                Registrant and John W.S. Chow.
   10.45(19)(20)Promissory Note dated as of  June 17, 1998, by and between
                Registrant and John W.S. Chow.
   10.47(21)    Form of Credit Facility and Note Purchase Agreement, dated as of
                April 5, 1999, by and between the Registrant and the Investors named therein.
   10.47A(21)   Amendment No. 1 to Credit Facility and Note Purchase Agreement,
                dated as of April 13, 1999 by and between the Registrant and
                Investors named in the Credit and Facility Note Purchase
                Agreement.
   10.47B(21)   Amendment No. 2 to Credit Facility and Note Purchase Agreement,
                dated as of April 30, 1999 by and between the Registrant and the
                Investors named in the Credit Facility and Note Purchase
                Agreement.
   10.48*+      License and Sale Agreement dated as of August 10, 1999, by and between Registrant and Metabolex, Inc.
   10.49*+      Settlement  Agreement dated as of December 30, 1999, by and between Registrant and Lipha S.A.
   23.1*        Consent of BDO Seidman LLP, Independent Auditors.
   23.2*        Consent of Ernst & Young LLP, Independent Auditors.
   27.1*        Financial Data schedule for the period ended December 31, 1999.
-------------------------
      *  Filed herewith.
      + We have sought confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.

 (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-55892 which was declared effective January 26, 1993.
 (2)   Intentionally omitted.
 (3) Incorporated by reference to exhibits filed on July 23, 1993 with Registrant's Registration Statement on Form S-8, File No. 33-66450.
 (4) Incorporated by reference to exhibits filed on November 10, 1993 with Registrant's Registration Statement on Form S-1, File No. 33-71506.
 (5)   Intentionally omitted.
 (6) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as amended.
 (7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
 (8)   Intentionally omitted.
 (9) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as amended.
(10) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended.
(11) Incorporated by reference to exhibits filed on June 30, 1997 with Registrant's Registration Statement on Form S-8, File No. 333-30365.
(12) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-31843.
(13) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(14) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-49025.
(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-2, File No. 333-59053.
(16) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-67023.
(17) Incorporated by reference to exhibits filed on December 11, 1998 with Registrant's Current Report on Form 8-K.
(18) Confidential treatment has been granted with respect to certain portions of these agreements.
(19)   Management contract or compensation plan.
(20) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(21)   Incorporated by reference to exhibits filed with Registrant's
       Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(22) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 333-78115, which was declared effective on July 16, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000                     SHAMAN PHARMACEUTICALS, INC.


                                           By: /s/ Lisa A. Conte
                                             ----------------------------------
                                              Lisa A. Conte
                                              President, Chief Executive Officer
                                              and Chief Financial Officer


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

    Signature                        Title                             Date
   ---------                        -----                             ----


/s/ Lisa A. Conte          President, Chief Executive Officer,    March 30, 2000
____________________       Chief Financial Officer and Director
Lisa A. Conte              (principal executive and financial officer)


/s/ Adrian D.P. Bellamy    Director                               March 30, 2000
________________________
Adrian D.P. Bellamy


/s/ Jeffrey Berg           Director                               March 30, 2000
______________________
Jeffrey Berg


/s/ Herbert H. McDade, Jr.   Director                             March 30, 2000
__________________________
Herbert H. McDade, Jr.


/s/ G. Kirk Raab           Chairman of the Board                  March 30, 2000
______________________
G. Kirk Raab


/s/ M. David Titus         Director                               March 30, 2000
_____________________
M. David Titus


/s/ Loren D. Israelsen     Director                               March 30, 2000
_____________________
Loren D. Israelsen

EXHIBIT INDEX

     EXHIBIT
    NUMBER                                DESCRIPTION
   ----------   ----------------------------------------------------------------
    3.1(22)     Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on June 22, 1999.
    3.2(9)      Amended and Restated Bylaws, as amended March 29, 1996.
    4.1(22)     Certificate of Designation  of Preferences of Series R Preferred
                Stock of the Registrant, as filed with the Delaware Secretary of
                State of July 19, 1999.
    4.2(21)     Form of warrant, dated April 5, 1999, issued to certain
                investors of the Registrant.
    4.3(21)     Form of warrant, dated April 30, 1999, issued to MMC/GATX
                Partnership No.1
   10.1(1)(19)  401(k) Plan.
   10.2(1)(19)  Form of Stock Purchase Agreement.
   10.3(1)      Form of Indemnification Agreement.
   10.4(1)      Form of Agreement with Scientific Strategy Team Members.
   10.5(1)      Form of Proprietary Information and Inventions
                Agreement-Employees.
   10.6(1)      Form of Proprietary Information and Inventions
                Agreement-Consultants.
   10.7(1)(18)  License Agreement dated February 8, 1990, between Shaman and Dr.
                Michael Tempesta.
   10.12(1)     Industrial Lease Agreement dated January 1, 1993, between Shaman and Grand/Roebling Investment Company.
   10.14(4)     Common Stock Warrant dated September 30, 1993, issued to
                MMC/GATX Partnership No. I.
   10.15(4)     Common Stock Warrant dated October 5, 1993, issued to Meier
                Mitchell & Co.
   10.16(6)(18) Joint Research and Product Development Agreement, dated May 24,
                1995, by and between Ono Pharmaceutical Co., Ltd. and
                Registrant.
   10.17(a)(10) Amendment Agreement, dated December 4, 1996, to the Joint
                Research and Product Development Agreement by and between Ono
                Pharmaceutical Co., Ltd. and Registrant.
   10.18(6)(18) License Agreement, dated June 8, 1995, by and between Bayer AG and Registrant.
   10.20(9)(18) Subscription Agreement dated July 25, 1996 by and between the
                Registrant and Fletcher International Limited.
   10.21(10)(18)Joint Research and Product Development and Commercialization
                Agreement dated September 23, 1996, by and between Lipha,
                Lyonnaise Industrielle Pharmaceutique S.A. and the Registrant.
   10.22(10)(18)Stock Purchase Agreement dated September 23, 1996, by and between Lipha, Lyonnaise Industrielle Pharmaceutique S.A. and
                the Registrant.
   10.23(11)(19)Shaman Pharmaceuticals, Inc. 1992 Stock Option Plan (as Amended
                and Restated on February 14, 1997).
   10.24(3)(19) Form of Notice of Grant with Stock Option Agreement. 10.25(3)(19) Form of Addendum to Stock Option Agreement (Special Tax
                Elections).
   10.26(3)(19) Form of Addendum to Stock Option Agreement (Limited Stock
                Appreciation Rights).
   10.27(11)(19)Form of Non-Employee Director Automatic Stock Option Agreement.
   10.28(12)    Masopracol License Agreement, dated as of March 19, 1997, by and between Access Pharmaceuticals, Inc. and the Registrant.
   10.29(12)(18)Amended and Restated Masopracol License Agreement, dated as of
                April 1997, by and between Access Pharmaceuticals, Inc. and the
                Registrant.
   10.30(12)    Loan and Security Agreement, dated as of May 7, 1997, between
                MMC/GATX Partnership I and Registrant.
   10.30A(12)   Amendment No. 1 to Loan and Security Agreement, dated as of
                June 30, 1997, by and between Registrant and MMC/GATX
                Partnership No. I.
   10.30B(15)   Waiver letter dated July 16, 1998, executed by Shaman
                Pharmaceuticals, Inc. and approved by MMC/GATX Partnership No. I as to the payment of dividends on the Series C Preferred Stock.
   10.30C(21)   Amendment No. 2 to Loan and Security Agreement, dated as of
                April 30, 1999, by and between the Registrant and MMC/GATX
                Partnership No.1.
   10.31(12)    Secured Promissory Note, dated May 16, 1997, issued in favor of
                MMC/GATX Partnership No. I.
   10.32(12)    Warrant, granted May 7, 1997, in favor of MMC/GATX Partnership
                No. I.
   10.33(12)    Amendment to Warrants, dated May 7, 1997, MMC/GATX Partnership
                No. I and Registrant.
   10.34(12)    Engagement Agreement, dated April 7, 1997, by and between

                Registrant and Diaz & Altschul Capital, LLC.
   10.35(12)    Amended Engagement Agreement, dated June 30, 1997, by and
                between Registrant and Diaz & Altschul Capital, LLC.
   10.36(12)    Form of Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and certain investors.
   10.37(13)    Master Lease Agreement, dated September 15, 1997, between
                Registrant and Transamerica Business Credit Corporation, with related schedules.
   10.38(13)    Amendment to Note Purchase Agreement, dated as of June 30, 1997, by and between Registrant and Certain investors.
   10.39(14)    Amendment Agreement, dated as of March 18, 1998, by and between the Registrant and certain investors.
   10.40(14)    Form of Common Stock Purchase Warrant, dated as of March 18,
                1998, issued to certain investors.
   10.41(14)    Second Amendment Agreement, dated as of June 10, 1998, by and between the Registrant and certain investors.
   10.42(17)    Exchange Agreement, dated as of December 10, 1998, by and
                between Registrant and certain entities.
   10.43(19)    Common Stock Purchase Agreement dated as of November 18, 1998.
   10.44(19)(20)Employment Agreement dated as of April 1, 1998, by and between
                Registrant and John W.S. Chow.
   10.45(19)(20)Promissory Note dated as of  June 17, 1998, by and between
                Registrant and John W.S. Chow.
   10.47(21)    Form of Credit Facility and Note Purchase Agreement, dated as of
                April 5, 1999, by and between the Registrant and the Investors named therein.
   10.47A(21)   Amendment No. 1 to Credit Facility and Note Purchase Agreement,
                dated as of April 13, 1999 by and between the Registrant and
                Investors named in the Credit and Facility Note Purchase
                Agreement.
   10.47B(21)   Amendment No. 2 to Credit Facility and Note Purchase Agreement,
                dated as of April 30, 1999 by and between the Registrant and the
                Investors named in the Credit Facility and Note Purchase
                Agreement.
   10.48*+      License and Sale Agreement dated as of August 10, 1999, by and between Registrant and Metabolex, Inc.
   10.49*+      Settlement  Agreement dated as of December 30, 1999, by and between Registrant and Lipha S.A.
   23.1*        Consent of BDO Seidman LLP, Independent Auditors.
   23.2*        Consent of Ernst & Young LLP, Independent Auditors.
   27.1*        Financial Data schedule for the period ended December 31, 1999.
-------------------------
      *  Filed herewith.
      + We have sought confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.


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

       Registration Statement on Form S-3, File No. 333-31843.
(13) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(14) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-49025.
(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-2, File No. 333-59053.
(16) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3, File No. 333-67023.
(17) Incorporated by reference to exhibits filed on December 11, 1998 with Registrant's Current Report on Form 8-K.
(18) Confidential treatment has been granted with respect to certain portions of these agreements.
(19)   Management contract or compensation plan.
(20) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(21)   Incorporated by reference to exhibits filed with Registrant's
       Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(22) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 333-78115, which was declared effective on July 16, 1999.

                                                                  EXHIBIT 10.48

                             LICENSE AND SALE AGREEMENT

                                   METABOLEX, INC.

                                         AND

                            SHAMAN PHARAMACEUTICALS, INC.

                              DATED AS OF AUGUST 10, 1999

                              TABLE OF CONTENTS

                                                                            PAGE

1.    DEFINITIONS.............................................................1

      1.1   "Compounds".......................................................1

      1.2   "Confidential Information"........................................1

      1.3   "Derivative"......................................................1

      1.4   "Diabetes Program"................................................1

      1.5   "Dietary Supplements".............................................1

      1.6   "Extracts"........................................................1

      1.7   "Intellectual Property Rights"....................................1

      1.8   "Licensed Product"................................................2

      1.9   "LIPHA Compounds".................................................2

      1.10  "LIPHA Extracts"..................................................2

      1.11  "LIPHA Plants"....................................................2

      1.12  "Metabolex Compound"..............................................2

      1.13  "Metabolex Derivative"............................................2

      1.14  "Metabolic Disease Field".........................................2

      1.15  "Metabolex Extract"...............................................2

      1.16  "Net Sales".......................................................2

      1.17  "Non-LIPHA Compound"..............................................3

      1.18  "Non-LIPHA Plants"................................................3

      1.19  "Nutritional Area"................................................3

      1.20  "Ono Compounds"...................................................3

      1.21  "Patents".........................................................3

      1.22  "Pharmaceutical Area".............................................3

      1.23  "Purchased Materials".............................................3

      1.24  "SP-*********Technology"..........................................4

      1.25  "Technology"......................................................4

      1.26  "Valid Claim".....................................................4

2.    LICENSE GRANTS..........................................................4

      2.1   Pharmaceutical Area License Grants................................4

      2.2   Pharmaceutical and Nutritional Area License Grants................5

      2.3   Nutritional Area License Grants...................................5

      2.4   Sublicensees......................................................7

3.    PURCHASE OF MATERIALS...................................................8

      3.1   Purchase..........................................................8

      3.2   Delivery..........................................................8

      3.3   Intellectual Property Rights......................................8

      3.4   Taxes.............................................................9

      3.5   No Warranty.......................................................9

      3.6   Purchase of Additional Materials; Return of Materials.............9

      3.7   Audits...........................................................10

4.    ADDITIONAL AGREEMENTS..................................................11

      4.1   Plant Database...................................................11

      4.2   Technical Information Assets.....................................11

      4.3   Shaman Covenant..................................................11

5.    PAYMENT AND ROYALTIES..................................................11

      5.1   Payment..........................................................11

      5.2   Royalties........................................................11

      5.3   Royalty Duration.................................................12

      5.4   Limitation on Royalties..........................................12

      5.5   Single Royalty...................................................12

      5.6   Reduction in Royalty for In-License..............................13

      5.7   Reports; Payment of Royalty......................................13

      5.8   Audits of Metabolex..............................................13

      5.9   Payment Exchange Rate............................................13

      5.10  Taxes; Income Tax Withholding....................................14

6.    TERM AND TERMINATION...................................................14

      6.1   Term.............................................................14

      6.2   Termination......................................................14

      6.3   Survival.........................................................14

7.    LIMITATIONS............................................................14

8.    INTELLECTUAL PROPERTY..................................................14

      8.1   Patent Prosecution...............................................14

      8.2   Enforcement of Patents...........................................15

      8.3   Defense of Third Party Infringement Claims.......................16

      8.4   Defense of Patents...............................................16

      8.5   Cooperation of Parties...........................................17

9.    REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION; LIABILITIES...........17

      9.1   Representations and Warranties...................................17

      9.2   Shaman Representations and Warranties............................17

      9.3   Indemnification by Metabolex.....................................18

      9.4   Indemnification by Shaman........................................18

      9.5   Limitation on Liabilities........................................19

      9.6   Survival of Representations and Warranties.......................19

10.   CONFIDENTIALITY........................................................19

      10.1  Confidentiality Obligation.......................................19

      10.2  Confidential Information Defined.................................19

      10.3  Authorized Disclosure............................................20

11.   METABOLEX OPTIONS......................................................20

      11.1  ************.....................................................20

      11.2  Purchase of Non-LIPHA Extracts...................................21

      11.3  exclusive Rights for Metabolex in Nutritional Area...............22

12.   DISPUTE RESOLUTION.....................................................22

      12.1  Arbitration......................................................22

      12.2  Procedure........................................................23

      12.3  Confidentiality..................................................23

      12.4  Authority of U.S. District Court.................................24

      12.5  Provisional Remedies.............................................24

13.   MISCELLANEOUS..........................................................24

      13.1  Assignment.......................................................24

      13.2  Entire Agreement.................................................24

      13.3  Waiver...........................................................24

      13.4  Notice...........................................................24
      13.5  Severability.....................................................25

      13.6  Governing Law....................................................25

      13.7  Force Majeure....................................................25

      13.8  Bankruptcy Rights................................................25

      13.9  Counterparts.....................................................26

                           LICENSE AND SALE AGREEMENT

      THIS LICENSE AND SALE AGREEMENT (the "Agreement") is made as of the 10th day of August, 1999 (the "Effective Date"), by and between METABOLEX, INC., a Delaware corporation ("Metabolex"), having a principal place of business at 3876 Bay Center Place, Hayward, California 94545, and SHAMAN PHARMACEUTICALS, INC., a Delaware corporation ("Shaman"), having a principal place of business at 213 East Grand Avenue, South San Francisco, CA 94080. Metabolex and Shaman are sometimes referred to herein individually as a "Party" and collectively as the "Parties."

                                   BACKGROUND

      Shaman has developed certain compounds, extracts, and related intellectual property rights for use in connection with diabetes. Metabolex desires to obtain, and Shaman desires to grant, licenses under such intellectual property, and, in connection with such license, to purchase certain related materials for the purpose of developing and commercializing products incorporating such compounds and/or extracts and derivatives thereof.

      In consideration of the foregoing premises and the mutual covenants set forth below, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Metabolex and Shaman hereby agree as follows:

                                    AGREEMENT

1. DEFINITIONS. As used herein, the following terms shall have the meanings as defined below. The definition of a term in singular form shall include that term in the plural form, and vice versa:

      1.1   "COMPOUNDS" means the molecular compounds listed on Exhibit A.

      1.2   "CONFIDENTIAL INFORMATION" shall have the meaning given in Section
10.2.

      1.3 "DERIVATIVE" means a compound that is derived directly from one or more Compounds.

      1.4 "DIABETES PROGRAM" means Shaman's program for the development of compounds and extracts isolated or prepared from plant materials as pharmaceuticals or nutritionals for prevention, treatment of, or use in connection with human diseases in the Metabolic Disease Field.

      1.5 "DIETARY SUPPLEMENTS" shall have the meaning given at 21 U.S.C. Sec. 321(ff).

      1.6 "EXTRACTS" means all preparations from plant materials by or on behalf of Shaman in connection with the Diabetes Program, including without limitation those listed on Exhibit B.

      1.7 "INTELLECTUAL PROPERTY RIGHTS" means Patents, trade secrets, and know-how.

      1.8 "LICENSED PRODUCT" means a commercial product incorporating a Compound, an Extract, a Metabolex Extract, a Metabolex Compound or a Metabolex Derivative.

      1.9 "LIPHA COMPOUNDS" means all Compounds listed as such on Exhibit A, and includes Natural LIPHA Compounds and Synthetic LIPHA Compounds.

      1.10  "LIPHA EXTRACTS" means all Extracts listed as such on Exhibit B.

      1.11  "LIPHA PLANTS" means all plants listed in Exhibit B.

      1.12 "METABOLEX COMPOUND" means a compound that is isolated from extracts from LIPHA Plants or from Metabolex Extracts by Metabolex, any of its Affiliates, or any sublicensee of the foregoing, that is not a Compound.

      1.13 "METABOLEX DERIVATIVE" means a compound that is derived by Metabolex, any of its Affiliates, or any sublicensee of the foregoing, directly from a Compound or Metabolex Compound.

      1.14  "METABOLIC DISEASE FIELD" means ********, ******* **********, and
******** * (including ***** lowering as related to ******** *). [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      1.15 "METABOLEX EXTRACT" means an extract that Metabolex, any of its Affiliates, or any sublicensee of the foregoing, prepares from a LIPHA Extract or LIPHA Plant.

      1.16 "NET SALES" means all gross revenues from the sale of Licensed Products received by Metabolex, its Affiliates or sublicensees on all sales to third parties (including all amounts invoiced to cover the deductions listed in paragraphs (a) through (c) below) recognized in accordance with generally accepted accounting principles from the sale of Licensed Products, less the following deductions with respect to such sales:

          (a) transportation charges, commissions, discounts, credits allowed for defective or returned goods and other allowances actually paid or allowed, including but not limited to, prompt payment and volume discounts, charge backs from wholesalers and other allowances granted to the end commercial customer of the Licensed Product, whether in cash or trade, provided that all discounts shall be deductible only to the extent of the normal and customary trade discounts offered by Metabolex generally for its products;

          (b)   shipping insurance; and

          (c) sales and other taxes based on sales prices and customs and other duties and charges, in each case when included in gross sales, but not including taxes assessed on income derived from such sales.

          Net Sales of a product which is a combination of a Licensed Product and one or more products that are not Licensed Products shall be calculated by multiplying actual Net Sales by the fraction A/(A+B), where A is equal to the invoice price of the Licensed Product, if sold separately, and B is the total invoice price of such other product or products if each is sold separately, or, if not, of the combination of such other product(s), if such combination is sold separately. If on a country-by-country basis, any of the Licensed Product or such other products is not sold separately in said country, the value of the relevant terms "A" and "B" in the above fractions shall be determined by Metabolex in good faith and reasonably acceptable to Shaman on the basis of the fair market value of such Licensed Product or other product if it were to be sold separately in such country.

      1.17  "NON-LIPHA COMPOUND" means all Compounds listed as such on Exhibit
A. Each Non-LIPHA Compound is further designated on Exhibit A as either a Natural Non-LIPHA Compound or a Synthetic Non-LIPHA Compound.

      1.18 "NON-LIPHA PLANTS" means plants that are in Shaman's plant inventory on the Effective Date except for (1) the LIPHA Plants, (2) ***** ********,
(3) ***** ****** ****, and (4) the plant or plants from which exclusive* has been derived by or on behalf of Shaman as of the Effective Date. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      1.19 "NUTRITIONAL AREA" means Dietary Supplements, medical foods, foods for a special dietary use, food additives which when taken into the body serve to nourish or build up tissues or supply energy and/or maintain, restore, or support adequate nutritional status or metabolic function. Nutritional Area shall not include any portion of the Pharmaceutical Area.

      1.20  "ONO COMPOUNDS" means Compounds listed as such on Exhibit A.

      1.21 "PATENTS" means all foreign and domestic patent applications (including, without limitation, all provisional, divisional, substitution, continuation and continuation-in-part applications, and all foreign counterparts thereof) and all domestic and foreign patents (including, without limitation, extensions, reissues, reexaminations, renewals, inventors certificates and foreign counterparts thereof).

      1.22 "PHARMACEUTICAL AREA" means use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans, that requires for marketing in the relevant country or countries, (i) as to the United States, the filing of a New Drug Application, PLA, Abbreviated New Drug Application, or reasonable equivalent for regulatory approval by the U.S. Food and Drug Administration,
(ii) as to countries within the European Union, the filing of a Marketing Approval Application for regulatory approval by the European Medical Evaluation Agency, or the filing of an equivalent marketing application for regulatory approval by the equivalent individual country regulatory authority, (iii) as to Japan, the filing of a marketing approval application equivalent to a New Drug Application or a Marketing Approval Application for regulatory approval by the Japanese Ministry of Health, or (iv) as to any other country, the filing of a marketing approval application equivalent to a New Drug Application or a Marketing Approval Application for regulatory approval by the appropriate regulatory authority for such country.

      1.23 "PURCHASED MATERIALS" means the Compounds, Extracts and LIPHA Plants, in each case in the quantities set forth in Exhibit D.

      1.24 "SP-*********TECHNOLOGY" means all of Shaman's Intellectual Property Rights in or relating to the compound from Shaman's diabetes program designated SP-*********and derived from *** ****** ****. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      1.25 "TECHNOLOGY" means all of Shaman's Intellectual Property Rights in or relating to the Metabolic Disease Field on the Effective Date, consisting of the Intellectual Property Rights relating to the Compounds, Extracts prepared from LIPHA Plants (and, beginning with the exercise of the option described in Section 11.2, Extracts prepared from Non-LIPHA Plants), the LIPHA Plants, the Patents listed in Exhibit C, Patents that are divisionals, continuations, continuations-in-part, renewals, reexaminations, reissuances or extensions of the Patents listed in Exhibit C, Patents which are prosecuted pursuant to Section 8 during the term of this Agreement, and no other Intellectual Property Rights. With respect to Technology that Shaman jointly owns with a third party and as to which Shaman is contractually obligated to maintain confidentiality, Shaman shall only be obligated to provide in Exhibit C the applicable patent application numbers or, for issued patents, patent numbers. The grant by Shaman of a non-exclusive license to use the Technology outside the Metabolic Disease Field for certain purposes, as described in
Section 2, shall not be construed as an implied expansion of the foregoing definition but shall only give Metabolex the right to use its Metabolic Disease Field rights for the non-Metabolic Disease Field applications, as specified in
Section 2. "Technology" does not include Intellectual Property Rights, in the Metabolic Disease Field or otherwise, (1) that relate to compounds, extracts, or plant materials first developed or collected after the Effective Date by Shaman, or by a third party under contract or license with Shaman, and that are different from those Intellectual Property Rights, in the Metabolic Disease Field, in existence on the Effective Date, as described in the first sentence of this Section 1.25; and (2) that relate to ***** ********. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      1.26 "VALID CLAIM" means (i) a claim of a Patent that is an application, that is pending and that has been pending for not longer than three (3) years (in the case of a filing in the United States) or five (5) years (in the case of a filing outside the United States) from the earlier of the filing of such Patent, the filing of its parent application, or the filing of the Patent Cooperation Treaty application corresponding to such Patent, or (ii) a claim of an issued Patent, which claim has not lapsed, been canceled or disclaimed, or become abandoned and which claim has not been declared invalid or unenforceable by a court of competent jurisdiction in a decision from which no appeal has or can be taken.

2.    LICENSE GRANTS.

      2.1 PHARMACEUTICAL AREA LICENSE GRANTS. Shaman hereby grants to Metabolex and its sublicensees each of the following licenses within the Pharmaceutical Area:

          (a) within the Metabolic Disease Field, an exclusive (even as to Shaman), perpetual royalty-bearing license under the Technology, and non-exclusive within all other fields within the Pharmaceutical Area, with right of sublicense, to make, have made, use, import, offer for sale and sell and otherwise commercialize LIPHA Compounds and products containing any formulation of a LIPHA Compound within the countries of *****, ***** and ***** *****;
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (b) within the Metabolic Disease Field, a worldwide, perpetual royalty-bearing, exclusive (even as to Shaman), perpetual license under the

Technology, and non-exclusive within all other fields within the Pharmaceutical Area, with right of sublicense, to make, have made, use, import, offer for sale and sell and otherwise commercialize Non-LIPHA Compounds and Licensed Products incorporating Non-LIPHA Compounds;

          (c) an exclusive (even as to Shaman), perpetual license under the Technology, and non-exclusive within all other fields within the Pharmaceutical Area, with right of sublicense, to make, have made, use, import, offer for sale and sell and otherwise commercialize the Ono Compounds and Licensed Products incorporating the Ono Compounds within the countries of *****, ***** and ***** *****, provided that no such license shall become effective prior to the date listed next to the Compound on Exhibit A; and [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (d) a worldwide, royalty-bearing, perpetual license, with right of sublicense, which license is exclusive (even as to Shaman) within the Metabolic Disease Field and non-exclusive within all other fields within the Pharmaceutical Area, under the Technology for all uses and including, without limitation, to discover, develop, make, have made, use, import, offer for sale, sell and otherwise commercialize Metabolex Extracts and Licensed Products containing Metabolex Extracts.

      2.2 PHARMACEUTICAL AND NUTRITIONAL AREA LICENSE GRANTS. Shaman hereby grants to Metabolex and its sublicensees each of the following licenses within the Pharmaceutical and Nutritional Areas:

          (a) a worldwide, perpetual, royalty free license, with the right to sublicense, which license is exclusive (even as to Shaman) within the Metabolic Disease Field and non-exclusive within all other fields within the Pharmaceutical and Nutritional Areas, under the Technology for internal research purposes only, to use Extracts from LIPHA Plants, Metabolex Extracts, and LIPHA Plants for all uses, including, without limitation the preparation of additional extracts and the isolation of compounds;

          (b) a worldwide, perpetual, royalty-free license, with right of sublicense, which license is exclusive (even as to Shaman) within the Metabolic Disease Field and non-exclusive within all other fields within the Pharmaceutical and Nutritional Areas, under the Technology for internal research purposes only, to use Compounds to develop Derivatives; and

          (c) an exclusive (even as to Shaman), worldwide, perpetual, royalty-bearing license under the Technology, with right of sublicense, to discover, develop, make, have made, use, import, offer for sale, sell and otherwise commercialize Metabolex Compounds and Metabolex Derivatives, and Licensed Products incorporating Metabolex Compounds and Metabolex Derivatives for all uses.

      2.3 NUTRITIONAL AREA LICENSE GRANTS. Shaman hereby grants to Metabolex each of the following licenses within the Nutritional Area:

          (a) within the Metabolic Disease Field, a worldwide, perpetual royalty-bearing, exclusive (even as to Shaman), perpetual license under the Technology, and non-exclusive within all other fields within the Nutritional Areas, with right of sublicense, to make, have made, use, import, offer for sale and sell and otherwise commercialize the Synthetic LIPHA Compounds and the

Synthetic Non-LIPHA Compounds, and Licensed Products incorporating the Synthetic LIPHA Compounds and Synthetic Non-LIPHA Compounds;

          (b) Subject to Section 2.3(c), a worldwide, co-exclusive (with Shaman), perpetual license under the Technology to make, have made, use, import, offer for sale and sell and otherwise commercialize the Natural LIPHA Compounds and Extracts from LIPHA Plants, and products incorporating any Natural LIPHA Compounds and Extracts from LIPHA Plants for use in the Metabolic Disease Field, but shall not include a commercialization right for Dietary Supplements. This license shall not be assignable by Metabolex as whole, but Metabolex may grant sublicenses under this license on a product by product basis to develop and commercialize such products. Furthermore, Shaman may not assign or grant a license under the whole of its corresponding co-exclusive or exclusive rights, but it may grant a license under such rights on a product by product basis to develop and commercialize such products.

          (c) Notwithstanding the provisions of Section 2.3(b), a Party may obtain exclusive rights within the Metabolic Disease Field in the Nutritional Area as to a Natural Compound or LIPHA Extract during a "Pick Period" (as defined below) and the other Party's co-exclusive rights will be suspended during the Pick Period. The process for Picks is as follows:

               (i) Beginning with the Effective Date, Shaman may select up to *** (*) Compounds or LIPHA Extracts, including a combination thereof but excluding any Synthetic LIPHA Compound or Synthetic Non-LIPHA Compound for which Metabolex has exclusive rights pursuant to Section 2.3(a) (which, together with the other picks of Shaman described in the following sentence and the picks of Metabolex described the following paragraph are referred to herein as a "Pick" of a Party). Shaman's initial *** (*) picks are set forth on Exhibit F. Beginning on the first anniversary of the Effective Date and continuing annually thereafter, Shaman may also select up to **** (*) additional Picks. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

               (ii) Beginning with the date *** (*) months after the Effective Date and during each one (1) year period commencing with the anniversary of such date, by giving written notice, Metabolex may select up to *** (*) Picks. With any such written notice, Metabolex shall provide to Shaman a commercially reasonable plan for the development and commercialization of any Pick by Metabolex. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

               (iii) A Pick of a LIPHA Extract shall include all Extracts prepared as of the Effective Date that are derived from the LIPHA Plant that corresponds to such LIPHA Extract, as shown in Exhibit B. A Pick of a Compound shall include all Compounds that are derived from the same LIPHA Plant and in the same class as such Compound, as shown in Exhibit A, and all Extracts prepared as of the Effective Date that are derived from the LIPHA Plant that corresponds to such Compound, as shown in Exhibit B. Subject to Section 2.3(d), the Party that makes the first Pick, whether a Compound or a LIPHA Extract, that corresponds to a particular LIPHA Plant, as shown in Exhibit B, shall have, for so long as such Party maintains exclusive rights to such Pick under this Agreement, exclusive rights to use the common or scientific names of such LIPHA Plant in marketing products based on any Compound or LIPHA Extract, and the other Party agrees that it shall not use any such name in marketing such products for such period, except that the Parties agree that Shaman may use such names of a plant in marketing (in accordance with this Agreement) Dietary Supplements derived from such plant.

               (iv) As to each of its Picks, a Party must have a good faith intention and ability to undertake commercially reasonable development, manufacture and commercialization of products incorporating such Pick. Each Party shall have exclusive rights under the Technology within the Nutritional Area as to each of its Picks for a period that will expire, in the case of a Pick by Metabolex, ******** (**) months from the date of notice as to such Pick, and, in the case of a Pick by Shaman, ******-**** (**) months from the date of such notice as to such Pick (the "Pick Period"), unless a Party extends the Pick Period as to one of its Picks (1) for a period of *** (*) months by making a payment of ****** ******** Dollars ($*****) to the other Party before the end of the original Pick Period if it is not "Actively Selling" (as defined below) products incorporating the Pick as of that date, or through Actively Selling products containing the Pick. A Party may also shorten the Pick Period by voluntarily terminating the Pick Period as to one of its Picks by giving written notice of such termination to the other Party. If a Party voluntarily terminates a Pick, it may not select a replacement Pick until the conclusion of the Pick Period for the terminated Pick. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

               (v) If a Party is not "Actively Selling" (defined as commercial introduction of a product incorporating the Pick and recognition of any revenue from sales of that product prior to the expiration or termination of the Pick Period, annual product sales in the first year after commercial introduction of any product incorporating the Pick in excess of $******** and annual sales of $********* thereafter) products incorporating a Pick prior to the expiration or termination of the corresponding Pick Period, such Pick shall revert to a co-exclusive status for which either Party may thereafter conduct development and commercialization efforts, provided that the other Party may at any time select such Compound or LIPHA Extract as one of its Picks and the first Party may after one (1) year select such Compound or LIPHA Extract as one of its Picks, subject in each case to the limits of Subsection 2.2(a). If the Party is Actively Selling products incorporating a Pick, the Pick Period for that Compound or LIPHA Extract will continue until the Party discontinues Actively Selling such products. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

               (vi) If a Pick is not claimed by a Valid Claim of a Patent of the Party which makes the Pick, but such Party owns or has a license to a trade secret relating to such Pick, and that trade secret enters the public domain through no fault of the Party that did not make the Pick, then the Party that did not make the Pick may then declare the Pick invalid by sending notice to the other Party, along with evidence that reasonably shows that such trade secret is in the public domain. The Party that did not make the Pick may then make, use, sell and otherwise develop and commercialize a product incorporating that Pick.

          (d) EXCLUSIVITY OF PICK FOR THE ENTIRE NUTRITIONAL AREA. Metabolex may obtain the exclusive rights to commercialize a Pick for the entire
Nutritional Area through its exercise of the option set forth in Section 11.3.

      2.4 SUBLICENSEES. None of Metabolex or its Affiliates shall grant to any sublicensee any license rights under the Technology that are greater than the rights granted to Metabolex under this Agreement. Metabolex shall indemnify Shaman for certain activities of any such sublicensee as set forth in Section

9.3.

3.    PURCHASE OF MATERIALS.

      3.1 PURCHASE. In connection with the license rights granted hereunder, Shaman hereby sells, assigns, transfers and conveys, and shall deliver as set forth in Section 3.2, unto Metabolex, its successors and assigns, and Metabolex hereby purchases, all of Shaman's right, title and interest in and to the Purchased Materials.

      3.2 DELIVERY. As set forth below in this Section 3.2, Shaman shall deliver or shall make the Purchased Materials available at times and places to be mutually arranged:

          (a) COMPOUNDS AND LIPHA EXTRACTS. Shaman shall deliver to Metabolex's offices at 3876 Bay Center Place, Hayward, CA 94545 the Compounds and LIPHA Extracts in the amounts listed on Exhibit D no later than five (5) business days after the Effective Date. Metabolex shall bear all shipping and insurance costs that Shaman incurs in connection with such deliveries.

          (b) LIPHA EXTRACTS AND LIPHA PLANTS. Shaman shall store the LIPHA Extracts and LIPHA Plants at its premises until Metabolex requests in writing that Shaman deliver additional quantities (up to the total amount specified in Exhibit D), whereupon Shaman shall make such additional quantities available to Metabolex for collection at Shaman's principal office no later than five (5) business days after the receipt of Metabolex's written request. During the time that Shaman maintains possession of such LIPHA Extracts and LIPHA Plants, it shall keep such materials segregated from Shaman's general inventory and designated as property of Metabolex (provided that Shaman shall not be required to segregate frozen plant materials but shall designate the relative amounts of ownership for such materials) and shall maintain such materials in the same manner as it maintains its own inventory of plant materials which shall in no event be less than the current efforts of Shaman to avoid loss of its inventory of plant materials. Provided that Shaman maintains the LIPHA Extracts and LIPHA Plants in this manner, risk of loss will lie with Metabolex notwithstanding the maintenance of such materials at Shaman's facilities. To the extent that Shaman incurs reasonable identifiable additional expenses in maintaining and storing the LIPHA Extracts and LIPHA Plants, Metabolex shall reimburse Shaman for such expenses within thirty (30) days after receipt of an invoice from Shaman describing such expenses in reasonable detail.

          (c) DELIVERY OF ADDITIONAL MATERIALS TO METABOLEX FACILITY. Metabolex may request that Shaman deliver the LIPHA Extracts or LIPHA Plants to it at its principal office or at a different location. Metabolex may provide instructions regarding shipment and insurance or, in the absence of specific instructions Shaman will select the method of shipment, the carrier, and the insurance in a commercially reasonable manner. Risk of loss for any LIPHA Extracts or LIPHA Plants delivered to Metabolex pursuant to this Section 3.2(c) will pass to Metabolex upon delivery of such LIPHA Extracts or LIPHA Plants by Shaman to Metabolex's facility. Metabolex shall bear all shipping and insurance costs that Shaman incurs in connection with such deliveries.

      3.3 INTELLECTUAL PROPERTY RIGHTS. Shaman retains all of its Intellectual Property Rights in the Purchased Materials subject only to the license grants in
Section 2 and to Section 8.1 hereof.

      3.4 TAXES. Metabolex shall be responsible for sales and use taxes arising out of the transfer of the Purchased Materials.

      3.5 NO WARRANTY. ALL MATERIALS, TECHNICAL INFORMATION AND TECHNOLOGY THAT SHAMAN IS PROVIDING HEREUNDER ARE PROVIDED "AS IS, WHERE IS" EXCEPT AS EXPRESSLY PROVIDED IN SECTION 9 WITH RESPECT TO THE TECHNOLOGY. SHAMAN DISCLAIMS ALL OTHER WARRANTIES RELATING TO SUCH MATERIALS, WHETHER EXPRESS, IMPLIED, OR STATUTORY, INCLUDING, WITHOUT LIMITATION, THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

      3.6  PURCHASE OF ADDITIONAL MATERIALS; RETURN OF MATERIALS.

          (a) PURCHASE OF ADDITIONAL MATERIALS; LIMITATIONS.

               (i) MATERIALS IN INVENTORY HELD FOR METABOLEX. If Metabolex designates an item as one for which it wishes to receive additional quantities, such quantities shall be taken first from any available inventory that Shaman is holding pursuant to Section 3.2(b) at no additional cost to Metabolex (other than the expenses described in Section 3.2(c)).

               (ii) MATERIALS NOT IN INVENTORY HELD FOR METABOLEX. Metabolex may request that Shaman supply the additional materials as Extracts, Compounds (in pure form) or plant material in addition to those specified in Section 3.6(a)(i). If Shaman has the requested materials available in its inventory, Shaman will provide the materials to Metabolex at the price and under the other terms specified in Section 3.6(b). For requested materials which are not in Shaman's inventory, Shaman will use reasonable commercial efforts, each as determined by Shaman in its good-faith judgment, to provide the requested Extracts and/or Compounds to the extent that it has the technical and other resources and capabilities to produce such Extracts or Compounds in an economical manner through the exercise of reasonable commercial efforts. Metabolex may request that Shaman deliver plant materials in place of Extracts and/or Compounds. Shaman shall use reasonable commercial efforts to obtain and provide the plant materials requested by Metabolex to the extent that Shaman may obtain and provide them, reasonably taking into account (i) Shaman's then-current technical and other resources and capabilities, and (ii) all conditions in the country of origin of such plants that are relevant in Shaman's good-faith judgment.

               (iii) LIMITATIONS. Notwithstanding anything to the contrary herein, Shaman shall have no obligation to provide, and shall have no liability for its failure to provide, any quantities of the Compounds or Extracts, based upon its inability to produce such materials due to (i) lack of technical or other resources or capabilities or (ii) an inability to obtain such materials under commercially reasonable terms through the exercise of reasonable commercial efforts. Metabolex understands and acknowledges that sufficient additional Compounds, Extracts, and plant materials may not be available to meet its current or projected needs.

          (b) PAYMENT AND OTHER TERMS RELATING TO THE ADDITIONAL PURCHASED MATERIALS. Upon receipt of a request by Metabolex for Extracts, Compounds or plant materials not retained in inventory for Metabolex under Section 3.2(b) Shaman shall prepare an estimated invoice for Metabolex for the requested materials, which shall consist of Shaman's estimated actual direct and indirect cost of such materials plus ******* percent (**%), and Metabolex shall pay such invoice within thirty (30) days of receipt of thereof. Within thirty (30) days after delivery of the requested materials, or such portion thereof as the parties may mutually agree, Shaman will invoice Metabolex for any deficit in its actual direct and indirect cost of such materials plus ****** percent (**%), or shall refund to Metabolex any excess payments. Delivery shall be made at a mutually agreed time. Shipping and other terms relating to the additional Purchased Materials shall be as set forth in Section 3.2(c) except that title, as well as risk of loss, shall pass to Metabolex upon the delivery by Shaman of the materials to Metabolex. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

           (c) RETURN OF MATERIALS. Metabolex shall make reasonable inquiry with respect to LIPHA Extracts and LIPHA Plants that Shaman is holding pursuant to
Section 3.2(b) as to whether or not Metabolex has or will have a future need with respect to such materials. Beginning with the second year after the Effective Date and continuing for a period of five (5) years, Metabolex will use commercially reasonable efforts to designate, prior to end of that year, which of such LIPHA Extracts and LIPHA Plants it shall no longer require and which it wishes to return to Shaman pursuant to the terms of this Section. During each of the first three (3) years of such period, Metabolex shall designate for return at least thirty-five (35) of such LIPHA Extracts and LIPHA Plants. By the end of such five (5) year period, Metabolex shall have made such inquiry as to, and shall have informed Shaman as to whether it shall designate for return, all of such LIPHA Extracts and LIPHA Plants. This process shall continue during each year of the Agreement until the end of such five (5) year period until all LIPHA Extracts and LIPHA Plants have been returned pursuant to this Section 3.6(c), Shaman holds no more quantities of such materials, or the Agreement terminates. Title to such returned materials shall revert to Shaman, and Shaman may thereafter use such materials or destroy them, in its sole discretion, subject only to the license rights of Metabolex under this Agreement. The return of such materials shall have no effect on Metabolex's license rights under this Agreement.

      3.7   AUDITS. The following provisions shall apply:

           (a) Upon the written request of Metabolex and not more than once in each calendar year, within three (3) years after the date of the first invoice in question, Shaman shall permit an independent certified public accounting firm selected by Metabolex and reasonably acceptable to Shaman, to have access during normal business hours to such of the records of Shaman as may be reasonably necessary to verify the accuracy of the invoices for costs or expenses incurred by Shaman pursuant to this Section 3. The accounting firm shall disclose to Metabolex only whether the invoices are correct or incorrect and the specific details concerning any discrepancies, and such firm shall not otherwise disclose Shaman's Confidential Information to Metabolex. No other information shall be provided to Metabolex.

          (b) Metabolex shall bear the full cost of such audit, unless such audit reveals an overcharge by Shaman of more than seven and one-half percent (7.5%) of costs or expenses actually payable by Metabolex for any quarterly period. In such case, Shaman shall bear the full cost of such audit and shall pay to Metabolex within thirty (30) days of the date on which Metabolex delivers to Shaman the accounting firm's written report any overcharges refundable to Metabolex plus interest at the lesser of three percent (3%) over the prime rate posted by Citibank NA, New York, or the maximum interest rate allowed under applicable law, from the date originally due until paid.


4.    ADDITIONAL AGREEMENTS.

      4.1 PLANT DATABASE. Shaman will provide Metabolex with reasonable access to Shaman's database relating to the plants from which Extracts and/or Compounds are derived for the purpose of allowing Metabolex to pursue the research and the development of products in connection with its exercise of its license rights, as set forth in Section 2 hereof.

      4.2 TECHNICAL INFORMATION ASSETS. Beginning with the Effective Date, Shaman will make available for Metabolex's review the technical information assets listed on Exhibit E (the "Technical Information") at Shaman's principal offices at mutually agreed times during Shaman's normal business hours. Shaman will photocopy and deliver to Metabolex, at Metabolex's expense, any Technical Information which Metabolex designates for duplication within fifteen (15) business days after receiving Metabolex's written request for the copies. Metabolex shall have the right to use such materials, subject to its obligations under Section 10, solely for the purpose of exercising its license rights under
Section 2 and to disclose such materials to its permitted sublicensees under licenses granted under Section 2 hereof solely for the purpose of such sublicensees' exercise of such sublicense rights. Shaman will reasonably assist Metabolex at Metabolex's expense (calculated as Shaman's cost plus ****** percent (**%) pursuant to Section 3.6(b)) if reasonably necessary or useful to ascertain the extraction protocols used by Shaman or its supplier for extracting the individual Extracts from LIPHA Plants or Natural Compounds, as the case may be, from LIPHA Plants, and all chemical synthesis approaches used in synthesizing any Compounds. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      4.3 SHAMAN COVENANT. Shaman covenants that it has not granted, will not grant, and will not purport to grant any liens, security interest, charges or other encumbrances of any kind on any Compounds or Extracts sold pursuant to
Section 3 or on Patents included in the Technology, other than the lien under the Loan and Security Agreement by and between Shaman and MMC/GATX Partnership No. I dated June 30, 1997, as amended through the Effective Date.

5.    PAYMENT AND ROYALTIES.

      5.1 PAYMENT. Subject to the terms of this Agreement, Metabolex shall pay to Shaman a one time, nonrefundable payment of ************* *************** ($*******) dollars at the time of delivery of the Compounds and LIPHA Extracts at Metabolex's offices as specified in Section 3.2(a). [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      5.2 ROYALTIES. If Net Sales are received based on sales within the Pharmaceutical Area or the Nutritional Area of Licensed Products incorporating Compounds, Extracts from LIPHA Plants, Metabolex Compounds, Metabolex Derivatives or Metabolex Extracts, Metabolex shall pay royalties to Shaman as follows:

          (a) as to each Licensed Product incorporating one or more Compounds,
(i) if one or more of such Compounds is claimed at such time by a Valid
Claim of a Patent within the Technology, amounts equal to the lesser of *** percent (*%) of Net Sales of such Licensed Products or ****** percent (**%) of royalties received by Metabolex from its sublicensee for sales of such Licensed Products, or (ii) if none of such Compounds is claimed at such time by a Valid Claim of a Patent within the Technology, the lesser of *** percent (*%) of Net Sales of such Licensed Products or *** (**%) of royalties received by Metabolex from its sublicensee for sales of such Licensed Products. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (b) as to Licensed Products incorporating one or more Metabolex Compounds, Metabolex Derivatives, or Metabolex Extracts, amounts equal to the lesser of *** percent (*%) of Net Sales thereof or *** percent (**%) of royalties received by Metabolex from its sublicensee for sales thereof.
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (c) as to Licensed Products that are marketed exclusively for use within the Metabolic Disease Field and incorporate one or more Extracts from LIPHA Plants, (i) if one or more of such Extracts from LIPHA Plants is claimed at such time by a Valid Claim of a Patent within the Technology, amounts equal to the lesser of *** percent (*%) of Net Sales of such Licensed Products or ****** percent (**%) of royalties received by Metabolex from its sublicensee for sales of such Licensed Products, or (ii) if none of such Extracts from LIPHA Plants is claimed at such time by a Valid Claim of a Patent within the Technology, amounts equal to the lesser of *** percent (*%) of Net Sales of such Licensed Products or *** (**%) of royalties received by Metabolex from its sublicensee for sales of such Licensed Products incorporating LIPHA Extracts.
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (d) as to Licensed Products that are not marketed exclusively for use within the Metabolic Disease Field and that incorporate one or more Extracts from LIPHA Plants, amounts equal to the lesser of *** percent (*%) of Net Sales thereof or *** (**%) of royalties received by Metabolex from its sublicensee for sales thereof. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      5.3 ROYALTY DURATION. Metabolex shall pay royalties at the rates set forth in Section 5.2 for a period ending, upon a country-by-country basis and a product-by-product basis, upon the later of (i) the expiration in such country of the last-to-expire Patent within the Technology having a Valid Claim claiming the relevant Compound, LIPHA Extract, Metabolex Compound, Metabolex Derivative or Metabolex Extract in such Licensed Product, or, (ii) for Licensed Products which are not claimed at such time by a Valid Claim of a Patent within the Technology, the earlier of (10) years after the Effective Date or the point in time at which Metabolex or its sublicensee no longer has market exclusivity within such country for such Licensed Product.

      5.4 LIMITATION ON ROYALTIES. Metabolex will not pay any royalty to Shaman based on either Net Sales of Licensed Products or royalties received from sublicensees for sales of Licensed Products, in any territory in which a Metabolex sublicensee is already paying a royalty to Shaman for sales of such Licensed Product.

      5.5 SINGLE ROYALTY. If Net Sales are received based on sales of Licensed Products incorporating more than one Compound, LIPHA Extract, Metabolex Compound, Metabolex Derivative or Metabolex Extract, Metabolex shall pay royalties to Shaman under Section 5.2 as to such Licensed Products only under the Subsection of 5.2 that results in the greatest royalty amount, and Metabolex shall not be obligated to pay Shaman any royalties under Section 5.2 as to such Licensed Products other than pursuant to such Subsection.

      5.6 REDUCTION IN ROYALTY FOR IN-LICENSE. If Metabolex reasonably believes that a Licensed Product on which Metabolex owes royalties under this Agreement is claimed by a Valid Claim of Patent of a Third Party, any royalty payable under this Agreement with respect to sales of such product shall be reduced by one-half of any royalty actually paid under a license under such Patent, provided that that any such royalty payable under this Agreement shall not be reduced by more than ***** percent (**%) in the aggregate. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      5.7 REPORTS; PAYMENT OF ROYALTY. Following each calendar quarter beginning with the first calendar quarter in which Net Sales are received, Metabolex shall furnish to Shaman a quarterly written report showing the sales of all Licensed Products subject to royalty payments sold by Metabolex, its Affiliates and its sublicensees during such calendar quarter and the royalties payable under this Agreement, and the method of royalty calculation in relation to Licensed Products reported. Reports shall be due on the forty-fifth (45th) day following the close of each calendar quarter. Royalties shown to have accrued by each royalty report shall be due and payable on the date such royalty report is due. Metabolex shall keep complete and accurate records in sufficient detail to enable the royalties payable hereunder to be determined for a period of at least three (3) years after the calendar quarter in which the report is delivered.

      5.8   AUDITS OF METABOLEX.  The following provisions shall apply:

          (a) Upon the written request of Shaman and not more than once in each calendar year, within three (3) years after the royalty period in question, Metabolex shall permit an independent certified public accounting firm selected by Shaman and reasonably acceptable to Metabolex, to have access during normal business hours to such of the records of Metabolex as may be reasonably necessary to verify the accuracy of the royalty reports provided pursuant to
Section 5.7 above. The accounting firm shall disclose to Shaman only whether the royalty reports are correct or incorrect and the specific details concerning any discrepancies, and such firm shall not otherwise disclose Metabolex's Confidential Information to Shaman. No other information shall be provided to Shaman.

          (b) Shaman shall bear the full cost of such audit, unless such audit reveals an underpayment by Metabolex of more than seven and one half percent (7.5%) of royalties actually due to Shaman for any quarterly period. In such case, Metabolex shall bear the full cost of such audit and shall pay to Shaman within thirty (30) days of the date on which Shaman delivers to Metabolex the accounting firm's written report any additional royalties due plus interest at the lesser of three percent (3%) over the prime rate posted by Citibank NA, New York, or the maximum interest rate allowed under applicable law, from the date originally due until paid.

      5.9 PAYMENT EXCHANGE RATE. All payments to Shaman under this Agreement shall be made in United States Dollars by bank wire transfer in immediately available funds to such bank account in the United States designated in writing by Shaman from time to time or by check, as agreed to by the Parties. In the case of sales outside the United States, the rate of exchange to be used in computing the amount of currency equivalent in United States Dollars due Shaman in a particular calendar quarter shall be made at a rate of exchange equal to the average of the rates of exchange for each of the last twenty (20) business days of the calendar quarter to which such payments relate, as reported in the Wall Street Journal.

      5.10 TAXES; INCOME TAX WITHHOLDING. Except as provided in the following sentence, any sales or personal property taxes or value added taxes, use taxes, excise taxes or duties or similar taxes or charges arising out of Metabolex's activities under this Agreement and the licenses granted hereunder, and any interest and penalties thereon, shall be the obligation of Metabolex. Shaman shall be responsible for any taxes or assessments based on Shaman's income arising out of this Agreement. Notwithstanding the foregoing, if any laws, rules or regulations require withholding of income taxes or other taxes imposed upon payments to Shaman pursuant to this Section 5 or Section 12, Metabolex shall make such withholding payments as required and subtract such withholding payments from such payments to Shaman. Metabolex shall submit appropriate proof of payment of the withholding rates to Shaman within a reasonable period of time. Metabolex shall use efforts consistent with its usual business practices to minimize the extent of any withholding taxes imposed under the provisions of the current or any future double taxation treaties or agreements between foreign countries, and the Parties shall cooperate with each other with respect thereto, with the appropriate Party under the circumstances providing the documentation required under such treaty or agreement to claim benefits thereunder.

6.    TERM AND TERMINATION.

      6.1 TERM. The term of this Agreement shall commence as of the Effective Date and, unless earlier terminated pursuant to Section 6.2, shall continue for a period of not less than ten (10) years after the Effective Date, and thereafter until Metabolex terminates the Agreement on not less than sixty (60) days written notice.

      6.2 TERMINATION. Either Party may terminate this Agreement upon a material breach hereof by the other Party, effective thirty (30) days after giving notice of such breach, provided that the other Party has failed to cure such breach within such thirty (30) days.

      6.3 SURVIVAL. The provisions of Sections 5, 6.3, 7, 9.2(g)-(h), 9.3, 10, 12, and 13, and, for a period of four years after the Effective Date, Sections 9.1 and 9.2(a)-(f), shall survive the termination of this Agreement, as well as any provisions which would be necessary or useful in connection with the enforcement by a party of its rights hereunder.

7.    LIMITATIONS.

      Nothing in this Agreement shall be construed to give Metabolex any right, title or interest in or to ********** or SP-******** or any license or other right under any foreign or domestic Patent claiming **********, to make, have made, use, offer for sale or sell ********** or SP-********, except for the option set forth in Section 11.1. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

8.    INTELLECTUAL PROPERTY.

      8.1 PATENT PROSECUTION. At its own expense, Shaman will file and prosecute patent applications relating to Compounds or to Extracts from LIPHA Plants and will maintain Patents relating to the Compounds or to Extracts from LIPHA Plants. Shaman will consult Metabolex regarding the filing and prosecution and maintenance of Patents claiming Compounds or claiming Extracts from LIPHA Plants, provided that the final decision whether Shaman will take any action regarding patent protection for Compounds and LIPHA extracts shall be Shaman's alone. If Shaman decides not to file or to discontinue prosecution of a patent application, or if it decides not to maintain a patent registration relating to the Compounds or to Extracts from LIPHA Plants, Shaman shall provide Metabolex with notice of such decision reasonably in advance of any deadline with respect to such patent application or patent registration, and Metabolex may undertake the filing, prosecution and maintenance of such patent application or patent at its own discretion and at its own expense. If Metabolex gives notice to Shaman that it desires to undertake the filing, prosecution and maintenance of such patent application or patent, Shaman shall promptly provide Metabolex with pertinent information and documentation in its possession relating to the filing, prosecution and maintenance of such patent application or patent registration, or shall authorize its patent counsel to transfer such information and documentation to Metabolex as Metabolex may reasonably request. Shaman shall reasonably cooperate with Metabolex in its efforts to prosecute and maintain such patent applications and patents, including without limitation providing an irrevocable power of attorney for the prosecution and/or maintenance of each Patent within the Technology as Shaman elects not to prosecute or maintain, provided that Metabolex reimburses Shaman for the expenses that Shaman incurs in connection with rendering such assistance. Metabolex shall thereafter have control over the prosecution and maintenance of such Patents, subject to the following obligations: (1) it shall reasonably cooperate with Shaman and any Shaman licensee under the Patents within the Technology outside of Metabolex's licensed areas under this Agreement to permit such parties to exercise their rights under such Patents; (2) in the event that Metabolex declines to obtain the prosecution and maintenance rights for a Patent within the Technology and such rights are assumed or obtained by a Shaman licensee under such Patent which is not a party to this Agreement, Metabolex's continued right to a license under such Patent under the terms of this Agreement shall be subject to the sharing of the prosecution and maintenance costs for such Patent after the date the third-party licensee assumes or obtains such rights by Metabolex on a pro rata basis with such licensee and all other licensees under such Patent; and (3) in the event that Metabolex elects to discontinue the prosecution or maintenance of any Patent within the Technology for which it has obtained such prosecution and maintenance rights, it will provide notice of such election to any third-party licensee under the Patents within the Technology as reasonably requested by Shaman. Shaman shall include in all subsequent license agreements in which it grants a license to any of the Patents within the Technology a provision which will obligate such licensee, as a condition to a continued license under any Patent within the Technology for which Shaman ceases, and Metabolex assumes, prosecution and maintenance obligations, to share on a pro rata basis with Metabolex and with any other licensee of the Patent in the prosecution and maintenance costs for such Patent. Any resulting or continuing Patent under this Section 8.1 shall be owned by Shaman.

      8.2 ENFORCEMENT OF PATENTS. If a Party learns of any possible infringement of Patents within the Technology by a third party, it shall promptly give notice of such infringement to the other Party, including facts supporting the possibility of infringement. Shaman shall have the first right, but not the obligation, to protect Patents within the Technology from infringement in the Pharmaceutical Area and the Nutritional Area and shall prosecute infringers in the Pharmaceutical Area and/or the Nutritional Area at Shaman's sole cost and expense (subject to allocation of any awards or sums recovered as described in this Section 8.2, when, in its sole judgment, such action may be reasonably necessary, proper and justified. If Shaman elects not to prosecute such infringers, it will promptly notify Metabolex of its decision. If Shaman so notifies Metabolex or if Shaman does not either (i) cause the infringement to terminate or (ii) initiate a legal action against the infringer , within three (3) months of providing or receiving the notice described above, Metabolex shall have the right, but not the obligation to, and may, at its election and at its sole cost and expense, prosecute the infringement action. In connection with such action, Metabolex may grant a sublicense to any alleged infringer in the Pharmaceutical Area and/or the Nutritional Area within the scope of the licenses granted to Metabolex under this Agreement (subject to Shaman's consent in the event of a settlement, as provided below). Metabolex shall have sole control of the action it initiates, and Shaman shall have sole control of the action it initiates, except that Metabolex shall not settle or compromise any action that either brings to enforce the Compound Patents or Extract Patents without Shaman's written consent, and Shaman shall consult with Metabolex prior to entering into a settlement or compromise which would materially adversely affect the rights granted to Metabolex under this Agreement. Any awards recovered in connection with such actions shall be allocated first to reimburse the Party bringing the action for expenses incurred in connection with such action, then the expenses incurred by the other party in connection with such action. Any remaining sums shall be retained by the party bringing the action if only one party participates in the litigation of the action. If both parties participate in the litigation of the action, the remaining proceeds, after satisfaction of each party's expenses, shall be divided between Shaman and Metabolex on the basis of the fields in which the alleged third party infringer made or would have made infringing sales, so that as to remaining proceeds from recoveries that are based on sales within fields in which (x) Metabolex has an exclusive license shall be deemed to be Net Sales by Metabolex of Licensed Products, (y) Metabolex has a non-exclusive license shall be allocated sixty percent (60%) to Shaman and forty percent (40%) to Metabolex, and (z) Metabolex has no license shall be allocated one-hundred percent (100%) to Shaman. Any dispute between the Parties as to such allocation shall be resolved pursuant to Section 12. If the Party initiating an enforcement action elects to abandon such enforcement action other than pursuant to a settlement with the alleged infringer as described above, the Party controlling the action shall give timely notice to the other Party who, if it so desires, may continue the action; provided, however, that the sharing of expenses and any recovery in such suit shall be as set forth above.


      8.3 DEFENSE OF THIRD PARTY INFRINGEMENT CLAIMS. In the event that a Licensed Product is the subject of a third party claim for patent or other proprietary right infringement or misappropriation anywhere in the world by virtue of the incorporation of an invention claimed in the Technology in such Licensed Product, the Party first having notice of such claim shall promptly give notice to the other Party. Metabolex shall have the right, but not the obligation to defend such actions and have sole control of such defense, at its sole expense and shall indemnify pursuant to Section 9.3(d).

      8.4 DEFENSE OF PATENTS. If a declaratory judgment action alleging invalidity, unenforceability or noninfringement of any of the Compound
Patents or Extract Patents is brought against Shaman and/or Metabolex, Shaman shall have the first right, but not the obligation, to defend such action and have sole control of such defense. If Shaman does not defend such action within twenty (20) days, Metabolex may undertake the defense. If Metabolex undertakes such defense, it shall bear all the costs of the action.

      8.5 COOPERATION OF PARTIES. In the event one Party shall institute or carry on a legal action pursuant to Sections 8.2, 8.3 or 8.4, the other
Party shall fully cooperate with and supply all assistance reasonably requested by the Party instituting or carrying on such action, including by using commercially reasonable efforts to have its employees testify when requested and to make available relevant records, papers, information, samples, specimens, and the like. A Party controlling an action pursuant to Sections 8.2, 8.3 or 8.4 shall bear the reasonable expenses incurred by the other Party in providing such assistance and cooperation as is requested pursuant to this Section 8.5. A Party instituting or carrying on such an action shall keep the other Party informed of the progress of such action, and each said other Party shall be entitled to be represented by counsel in connection with such action at its own expense.

9.    REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION; LIABILITIES.

      9.1 REPRESENTATIONS AND WARRANTIES. Each Party represents and warrants that, as of the Effective Date:

          (a) it is duly organized and validly existing under the laws of the jurisdiction in which it is incorporated;

          (b) it has full corporate power and authority to enter into this Agreement and carry out the provisions herein;

          (c) this Agreement is a legal and binding obligation upon it, enforceable in accordance with its terms; and

          (d) the person executing this Agreement on its behalf is duly authorized to do so by all requisite corporate action.

      9.2 SHAMAN REPRESENTATIONS AND WARRANTIES. Shaman represents and warrants that, as of the Effective Date:

          (a) it has sufficient rights in the Technology to grant the licenses granted hereunder;

          (b) it has good and marketable title to Purchased Materials, and that such personal property is free and clear of any lien, security interest, charge or other encumbrance of any kind;

          (c) there are no threatened or pending actions, suits, investigations, claims, or proceedings in any way relating to the Patents listed on Exhibit C;

          (d) it has not, and will not grant any right to any third party that is or would be inconsistent with the rights granted to Metabolex under this Agreement;

          (e) the Technology can be practiced to the full extent and scope of their claims without giving rise to any claim by a third party of patent infringement or misappropriation of trade secrets;

          (f) it has no knowledge of any infringement by a third party of the Patents listed on Exhibit C;

          (g) the Compounds include all molecular compounds prepared or isolated by or on behalf of Shaman in connection with the Diabetes Program, except for SP-*********and **********, the Extracts listed in Exhibit B include all E4 and E4a2 Extracts, and the LIPHA Plants include all plants from which LIPHA Extracts have been prepared by or on behalf of Shaman or from which any Extract has been prepared by or on behalf of Shaman and presented to LIPHA, and [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (h) the Patents listed on Exhibit C include all Patents relating to Compounds, Extracts and LIPHA Plants.

EXCEPT AS SET FORTH ABOVE, SHAMAN DISCLAIMS ALL WARRANTIES, WHETHER EXPRESS OR IMPLIED, RELATING TO THE TECHNOLOGY.

      9.3 INDEMNIFICATION BY METABOLEX. Metabolex agrees to defend, indemnify, and hold harmless Shaman and Shaman's officers, agents, and employees from any third party claims, demands, losses, costs, or damages ("THIRD PARTY CLAIMS") which may result from (a) personal injury, death, or property damage related to the manufacture, use, or sale of Licensed Products by Metabolex, its licensees or distributors, (b) a breach of any representation, warranty or covenant in this Agreement by Metabolex (to the extent that such representations or warranties are in effect by the terms of this Agreement), (c) infringement by Metabolex of any third-party intellectual property or other proprietary rights in connection with its exercise of its license rights hereunder (other than those Third-Party Claims for which Shaman has an indemnification obligation as a result of a breach of its warranty in Section 9.2 or that result from the infringement of third party Patents as a direct result of the practice of a Valid Claim of a Patent within the Technology), (d) Metabolex's continued marketing of Licensed Products after receiving notice of a third party infringement claim with respect to such Licensed Products pursuant to Section
8.3 (unless such Third Party Claim relates to Shaman's breach of a representation or warranty under this Agreement or to marketing by Shaman, its licensees (except for Metabolex or its sublicensees) or distributors of products incorporating Technology, Compounds or Extracts) or (e) the negligence or willful misconduct of Metabolex or its officers, agents, or employees, in each case provided that (i) Shaman promptly notifies Metabolex of any Third Party Claims, (ii) Metabolex has the sole right to control and defend or settle any Third Party Claims or litigation within the scope of this indemnity, and (iii) all indemnified parties cooperate to the extent necessary in the defense of any Third Party Claims.

      9.4 INDEMNIFICATION BY SHAMAN. Shaman agrees to defend, indemnify, and hold harmless Metabolex and Metabolex's officers, agents, and employees from any Third Party Claims which may result from (a) personal injury, death, or property damage related to the manufacture, use or sale by Shaman, its licensees or distributors of products incorporating the Technology, a Compound or an Extract, (b) a breach of any representation, warranty or covenant in this Agreement by Shaman (to the extent that such representations or warranties are in effect by the terms of this Agreement), (c) the negligence or willful misconduct of Shaman or its officers, agents, or employees, provided in each case provided that (i) Metabolex promptly notifies Shaman of any Third Party Claims, (ii) Shaman has the sole right to control and defend or settle any Third

Party Claims or litigation within the scope of this indemnity, and (iii) all indemnified parties cooperate to the extent necessary in the defense of any Third Party Claims.

      9.5 LIMITATION ON LIABILITIES. Without limiting the obligations of a Party under Sections 9.3 or 9.4, IN NO EVENT SHALL EITHER PARTY BE LIABLE
TO THE OTHER FOR ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, INCIDENTAL, OR INDIRECT DAMAGES ARISING OUT OF THIS AGREEMENT, HOWEVER CAUSED, UNDER ANY THEORY OF LIABILITY.

      9.6 SURVIVAL OF REPRESENTATIONS AND WARRANTIES. The representations and warranties contained in Sections 9.1 and 9.2(a)-(f) hereof shall survive for a period of four (4) years after the Effective Date, at which time they shall terminate, provided that the termination of Shaman's representation and warranty in Section 9.2(e) shall in no way diminish its indemnification obligation with respect to such matters under Section 9.4.

10.   CONFIDENTIALITY.

      10.1 CONFIDENTIALITY OBLIGATION. During the term of this Agreement, and for five (5) years thereafter, each Party shall maintain in confidence any and all Confidential Information, as defined in Section 10.2 below. Each Party further agrees that it shall not use for any purpose other than the purposes expressly contemplated under this Agreement and shall not disclose to any third party the Confidential Information of the other Party, except that a Party may disclose Confidential Information under an obligation of confidentiality and non-use at least as restrictive as the one set forth in this Section 10.1, on a need-to-know basis solely for purposes permitted under this Agreement to its sublicensees, directors, officers, employees, consultants, financial advisors or agents.

      10.2 CONFIDENTIAL INFORMATION DEFINED. Confidential Information means information of a Party that is not generally known and that such Party provides in writing to the other Party under this Agreement, including, without limitation, scientific, manufacturing, marketing, financial, personnel and other business information and plans, whether in oral, written, graphic or electronic form. Confidential information does not include information which:

          (a) was already known to the Receiving Party, other than under an obligation of confidentiality, at the time of disclosure by the Party disclosing the information (the "Disclosing Party");

          (b) was generally available to the public or otherwise part of the public domain at the time of its disclosure to the Receiving Party;

          (c) became generally available to the public or otherwise publicly known after its disclosure to the Receiving Party through no fault attributable to the Receiving Party;

          (d) was disclosed to the Receiving Party, other than under an obligation of confidentiality to a third party, by a third party who had no obligation to the Disclosing Party not to disclose such information to others; or

          (e) was independently discovered or developed by the Receiving Party without the use of the Confidential Information belonging to the Disclosing Party.

      10.3 AUTHORIZED DISCLOSURE. Each Party may disclose Confidential Information of the other Party to the extent such disclosure is reasonably necessary in filing or prosecuting patent applications, prosecuting or defending litigation, complying with applicable laws, including securities laws, governmental regulations or court orders, obtaining regulatory or other government approvals, or negotiating a merger, acquisition, strategic alliance, or securities offering, provided that a Party making any such disclosure uses its reasonable efforts to secure confidential treatment of such Confidential Information required to be disclosed and to minimize the extent of such disclosure, except to the extent inappropriate in the case of patent applications.

11.   METABOLEX OPTIONS.

      11.1  SP-*********.

          (a) EVALUATION LICENSE GRANT. Shaman hereby grants to Metabolex a personal, non-transferable, royalty-free license, with no right of sublicense, under the Technology solely for the purpose of evaluating SP-*********internally to determine whether to exercise the option grant described in this Section 2.4(a). Such license shall continue for a period of thirty (30) days after Shaman delivers to Metabolex a quantity of approximately seven (7) grams of SP-*********pursuant to Section 11.1(b). [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (b) OPTION. Shaman hereby grants to Metabolex the option to evaluate and exploit Shaman's proprietary compound designated SP-*********as provided in this Section 11.1. Upon delivery to Metabolex of approximately seven (7) grams of the compound SP-*********, Metabolex shall have up to thirty (30) days (extendible to a total of sixty (60) days at Metabolex's sole discretion, in which case the length of such extension shall be deducted from the length of the option granted under Section 11.2(a)) from the date of such delivery to evaluate the compound. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (c) EXERCISE OF OPTION AND LICENSE GRANT. If Metabolex makes a non-refundable, onetime payment of *********** ************** Dollars ($*******)
prior to the expiration of the thirty (30) day option period described in
Section 11.1(b), then, effective upon such payment, [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

               (i) Shaman is deemed automatically to have granted to Metabolex a worldwide royalty-bearing, exclusive (even as to Shaman), perpetual license, with right of sublicense, under the SP-*********Technology within the Pharmaceutical Area and the Nutritional Area (except for Dietary Supplements as provided below) to make, have made, use, import, offer for sale and sell and otherwise commercialize the SP-*********and commercial products incorporating SP-*********, and [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

               (ii) Shaman will make available for Metabolex's review all information in the laboratory notebooks and data relating to SP-*********at Shaman's principal offices at mutually agreed times during Shaman's normal business hours. Shaman will photocopy and deliver to Metabolex, at Metabolex's expense, any such information which Metabolex designates for duplication within fifteen (15) business days after receiving Metabolex's written request for the copies. Metabolex shall have the right to use such materials and information, subject to its obligations under Section 10, solely for the purpose of exercising its license rights under the license granted in this Section 11.1 and to disclose such materials to its permitted sublicensees under such license solely for the purpose of such sublicensees' exercise of such sublicense rights. Shaman will reasonably assist Metabolex at Metabolex's expense (calculated as Shaman's cost plus ******* percent (**%) pursuant to Section 3.6(b)) if reasonably necessary or useful to ascertain the extraction and synthesis protocols used by Shaman or its supplier relating to SP-*********. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

The license granted in this Section 11.1(c) shall be worldwide except that it will exclude license rights relating to Dietary Supplements in the ****** ******, ******, ******* *******, ****** *******, and ******. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (d) ROYALTY OBLIGATIONS. If Shaman grants Metabolex a license pursuant to Section 11.1(c), then Metabolex shall have royalty obligations as to commercial sales of SP-*********or commercial products incorporating SP-*********as though such were commercial sales of Licensed Products incorporating one or more Compounds, including without limitation as provided in Subsection 5.2(a). [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      11.2  PURCHASE OF NON-LIPHA EXTRACTS.

          (a) Shaman hereby grants to Metabolex, beginning with the Effective Date and continuing for a period of three (3) months (which time may be reduced pursuant to Section 11.1(b)) thereafter, a non-exclusive option to purchase ********** (**) grams each of the remaining quantities of all Shaman Extracts that are not Extracts from LIPHA Plants, as listed on Exhibit B ("Non-LIPHA Extracts"). During the option period, Shaman shall promptly deliver to Metabolex up to *** (**) grams each of *********** (**) samples of Non-LIPHA Extracts designated by Metabolex. Shaman hereby grants Metabolex, for the duration of the option period, a worldwide, royalty free license, which license is exclusive (even as to Shaman) within the Metabolic Disease Field and non-exclusive within all other fields within the Pharmaceutical Area, under the Technology for internal research purposes only, to use Extracts prepared from Non-LIPHA Plants (with the exception in each case of compounds derived from Extracts prepared from Non-LIPHA Plants for which Shaman has obtained issued Patents prior to the exercise of the option) for all uses, including, without limitation, the preparation of additional extracts and the isolation of compounds. If Metabolex exercises the option during the option term through a one-time payment of *********** ************** Dollars ($*******) to Shaman,
then: [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

               (i) Shaman is deemed automatically to have granted to Metabolex a worldwide, royalty bearing, freely sublicensable, exclusive (even as to Shaman), perpetual license in the Metabolic Disease Field in the Pharmaceutical Area under the Technology to make, have made, use, import, sell, offer for sale, and otherwise develop and commercialize Extracts prepared from Non-LIPHA Plants (with the exception in each case of compounds derived from Extracts prepared from Non-LIPHA Plants for which Shaman has obtained issued Patents prior to the exercise of the option) and products incorporating such Extracts prepared from Non-LIPHA Plants; and

               (ii) Metabolex will receive access to and use rights in the laboratory notebooks and data relating to such Extracts prepared from Non-LIPHA Plants as specified for Technical Information in Section 4.2.

          (b) After the exercise of such option and upon the request of Metabolex, Shaman shall, subject to the limitations set forth in Section 3.6(b)(iii), using reasonable commercial efforts, provide to Metabolex additional quantities of plant material necessary for the preparation of Non-LIPHA Extracts for Metabolex, and shall invoice Metabolex for the cost of such plant material plus ******* percent (**%). [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

          (c) Metabolex shall have royalty obligations as to sales of Extracts prepared from Non-LIPHA Plants as to which Metabolex receives license rights under Subsection 11.2(a) and commercial products incorporating such Extracts prepared from Non-LIPHA Plants as though such were commercial sales of Licensed Products incorporating one or more LIPHA Product, including without limitation as indicated in Subsections 5.2(c) and (d).

      11.3 EXCLUSIVE RIGHTS FOR METABOLEX IN NUTRITIONAL AREA. For any Pick by Metabolex of Natural LIPHA Compound or LIPHA Extract, Metabolex shall have the option to obtain exclusive rights for the entire Nutritional Area (including areas outside the Metabolic Disease Field) with respect to such Pick, provided that Shaman is not Actively Selling products incorporating such Pick, as the case may be, at the time Metabolex exercises such option by giving written notice to Shaman. Shaman shall inform Metabolex in writing within ten (10) days of receiving such notice whether Shaman is Actively Selling such Pick as a commercial nutritional ingredient, and if it is not, Shaman hereby grants to Metabolex a worldwide, royalty-bearing, freely sublicensable, exclusive license under the Technology within the Nutritional Area to make, have made, use, import, offer for sale and sell and otherwise commercialize products incorporating such Pick. Within ten (10) days of the notification by Shaman, Metabolex shall pay to Shaman a one-time, nonrefundable payment of *********** ******** Dollars ($*******). If a Pick for which Metabolex obtains exclusivity is not claimed by a Valid Claim of a Patent of Metabolex, but Metabolex owns or has a license to a trade secret relating to such Pick, and that trade secret enters the public domain through no fault of Shaman, then Shaman may then declare the Pick invalid by sending notice to the other Party, along with evidence that reasonably shows that such trade secret is in the public domain and Shaman may thereafter make, use, sell and otherwise develop and commercialize a product incorporating that Pick. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

12.   DISPUTE RESOLUTION.

      12.1 ARBITRATION. Except as provided in paragraph (c) and Section 12.5 below, any dispute, controversy or claim arising out of or relating to the validity, construction, enforceability or performance of this Agreement, including disputes relating to alleged breach or to termination of this Agreement, other than disputes which are expressly prohibited herein from being resolved by this mechanism, shall be settled by binding arbitration in the manner described below:

          (a) A Party that intends to begin arbitration shall provide written notice to counsel for the other Party informing such other Party of such intention and the issues to be resolved.

          (b) Within ten (10) business days after the receipt of such notice, the other Party may, by written notice to the counsel for the Party initiating arbitration, add additional issues to be resolved.

          (c) Any dispute regarding the validity or enforceability of an issued Patent in Australia, Canada, France, Germany, Italy, Japan, Spain, the
United Kingdom or the United States applicable to a Licensed Product shall be submitted to a court of competent jurisdiction in the country in which such patent right exists, and any dispute regarding the validity or enforceability of an issued Patent in any other country shall resolved through arbitration unless the arbitrator makes a preliminary finding that he/she cannot competently resolve the issues under the applicable law in the country in which such patent right exists, after which it shall be promptly submitted to a court of competent jurisdiction in the country in which such patent right exists.

      12.2 PROCEDURE. The arbitration shall be conducted pursuant to the Streamlined Rules for Commercial, Real Estate and Construction of
JAMS/Endispute, or, at the option of either Party, pursuant to the Comprehensive Rules for Commercial, Real Estate and Construction Cases of JAMS/Endispute. Notwithstanding the applicable rules, the following provisions shall apply to the arbitration hereunder:

          (a) ARBITRATOR; PROCEEDINGS; AWARD. The arbitration shall be conducted by a single arbitrator, or, at the option of either Party, three arbitrators ("the Arbitrator"). No Party shall engage in ex parte contact with the Arbitrator. The parties shall use their best efforts to complete the arbitration proceeding within 18 months after the initial arbitration demand. The Parties intend that each Party will have the opportunity to conduct complete discovery with respect to all material issues involved in a dispute within the framework provided above. The Arbitrator shall render an opinion setting forth findings of fact and conclusions of law with the reason therefor stated. A transcript of the evidence adduced at the hearing shall be made and, upon request, shall be made available to each Party. The Arbitrator shall, in rendering its decision, apply the substantive law of the State of California, without regard to its conflict of laws provisions, except that the interpretation of and enforcement of this Section 13 shall be governed by the United States Arbitration Act, 9 U.S.C. ** 1-14, 201-208. The Arbitrator shall apply the Federal Rules of Evidence to the hearing. The proceeding shall take place in San Francisco, California. Each Party shall bear its own legal fees, except that the fees of the Arbitrator and JAMS/Endispute shall be paid by the losing Party, which shall be designated by the Arbitrator, or split equally among the Parties if the Arbitrator is unable to designate a losing Party. The Arbitrator is empowered to award any remedy allowed by law, including money damages, prejudgment interest and attorneys' fees, and to grant final, complete, interim, or interlocutory relief. Notwithstanding the foregoing, however, the Arbitrator may not award any special, consequential, punitive, incidental or indirect damages arising out of this Agreement, however caused, under any theory of liability.

      12.3 CONFIDENTIALITY. The arbitration proceeding, its existence, the dispute submitted to arbitration, and the Arbitrator's decision shall be confidential and deemed Confidential Information of each Party, except as required in connection with the enforcement of such award or as otherwise required by applicable law, and the Arbitrator shall issue appropriate protective orders to safeguard such Confidential Information.

      12.4 AUTHORITY OF U.S. DISTRICT COURT. The United States District Court for the Northern District of California may enter judgment upon any award.
The Parties consent to the exclusive jurisdiction of the above-specified Court for the enforcement of these provisions. In the event such Court lacks jurisdiction, then any court having jurisdiction of this matter may enter judgment upon any award and provide the same relief, and undertake the same review, as specified herein.

      12.5 PROVISIONAL REMEDIES. Each Party has the right before or during the arbitration to seek and obtain from the appropriate court provisional remedies such as attachment, preliminary injunction, replevin, etc. to avoid irreparable harm, maintain the status quo, or preserve the subject matter of the arbitration.

13.   MISCELLANEOUS.

      13.1 ASSIGNMENT. Except for assignments to an Affiliate of a Party or assignments in connection with a merger or sale of substantially all the assets to which this Agreement relates, neither Party may assign its rights or delegate its duties under this Agreement without the prior written consent of the other, such consent not to be unreasonably withheld. The parties agree that assignment of rights or obligations to a direct competitor of the non-assigning party will constitute a reasonable basis for withholding consent to assignment. Any attempted assignment or delegation in contravention of the foregoing shall be void and of no effect. This Agreement or the relevant provisions shall be binding upon, and inure to the benefit of, the successors, executors, heirs, representatives, administrators and permitted assigns of the Parties hereto.

      13.2 ENTIRE AGREEMENT. This Agreement, together with any nondisclosure agreement between the Parties relating to the subject matter of this Agreement, and the Side Agreement between the Parties dated as of even date herewith, and the Foreclosure and Non-Disturbance Agreement by and among the Parties and MMC/GATX Partnership No.I dated as of even date herewith, embodies the final, complete and exclusive understanding between the Parties, and replaces and supersedes all previous agreements, understandings or arrangements between the Parties with respect to its subject matter. No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless made in writing specifically referring to this Agreement and duly signed and delivered by the Parties hereto. Whenever in this Agreement a Party's approval or signature is required, such approval or signature may not be unreasonably withheld.

      13.3 WAIVER. No modification or waiver of any terms or conditions hereof, nor any representations or warranties shall be of any force or effect unless such modification or waiver is in writing and signed by an authorized officer of each Party hereto. Any waiver (express or implied) by either Party of any default or breach of this Agreement shall not constitute a waiver of any other or subsequent default or breach

      13.4 NOTICE. Notices, demands or other communications required or permitted to be given or made hereunder shall be in writing and delivered personally or sent by private overnight mail delivery, with recorded delivery or by legible telefax addressed to the intended recipient at its address set forth below in this Section or to such other address or telefax number as any Party may from time to time duly notify to the other. Any such notice, demand or communication shall, unless the contrary is proved, be deemed to have been duly served (if given or made by telefax) on the next following business day at the place of receipt or (if given or made by overnight private mail) forty-eight
(48) hours after posting and in proving the same, it shall be sufficient to show, in the case of a letter, that the envelope contained the same as duly addressed, correctly stamped and posted and in the case of a telefax, that such telefax was duly dispatched to a current telefax number of the addressee. Correspondence to Shaman shall be addressed to:

            President and Chief Executive Officer
            Shaman Pharmaceuticals, Inc.
            213 East Grand Avenue
            South San Francisco, California  94080 U.S.A.
            Fax:  (415) 873-8367

      with a copy to:

            Bay Venture Counsel, LLP
            1999 Harrison Street, Suite 1300
            Oakland, CA 94612
            Attention: Bruce D. Holloway
            Fax: (510) 834-7440

      Correspondence to Metabolex shall be addressed to:

            President
            Metabolex, Inc.
            3876 Bay Center Place
            Hayward, CA  94545
            Fax: (510)293-8800

      13.5 SEVERABILITY. If any provision of this Agreement is found by a court of competent jurisdiction to be unenforceable, that provision shall be severed and the remainder of this Agreement shall continue in full force and effect.

      13.6 GOVERNING LAW. This Agreement shall be governed by California law, excluding its choice of law rules and except pursuant to Subsection 12.2(a) as to any arbitration.

      13.7 FORCE MAJEURE. Neither Party shall be held liable or responsible to the other Party nor be deemed to have defaulted under or breached this Agreement for failure or delay in fulfilling or performing any terms of this Agreement when such failure or delay is caused by or results from fires, floods, embargoes, war, acts of war (whether war be declared or not), insurrections, riots, civil commotions, strikes, lockouts, acts of God, or any other cause beyond their respective reasonable control, but they shall make every reasonable effort to remove any such cause of their failure or delay as soon as possible.

      13.8 BANKRUPTCY RIGHTS. In the event that this Agreement is terminated or rejected by a Party or its receiver or trustee under applicable bankruptcy laws due to such Party's bankruptcy, then all rights and licenses granted under or pursuant to this Agreement by such Party to the other Party are, and shall otherwise be deemed to be, for purposes of Section 365(n) of the Bankruptcy Code and any similar law or regulation in any other country, licenses of rights to "intellectual property" as defined under Section 101(52) of the Bankruptcy Code. The Parties agree that all intellectual property rights licensed hereunder, including without limitation any patents or patent applications in any country of a Party covered by the license grants under this Agreement, are part of the "intellectual property" as defined under Section 101(52) of the Bankruptcy Code subject to the protections afforded the non-terminating Party under Section 365(n) of the Bankruptcy Code, and any similar law or regulation in any other country.

      13.9 COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the Parties have by duly authorized persons, executed this Agreement, as of the date first above written.


METABOLEX, INC.                           SHAMAN PHARMACEUTICALS, INC.


By:/s/ Thomas A. Glaze                    By:/a/ Lisa Conte
______________________                    ____________________________
Name: Thomas A. Glaze                     Name: Lisa Conte
Title: CEO                                Title: President

                                    EXHIBIT A

                                    COMPOUNDS

1.    LIPHA COMPOUNDS.

      (a)   NATURAL LIPHA COMPUNDS

* SHAMAN TO PROVIDE THE LIST OF * WITHIN * OF THE EFFECTIVE DATE [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

--------------------------------------------------------------------------
      *SP NO.                       *                       * CLASS
------------------        ---------------------       --------------------
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------

--------------------------------------------------------------------------
      *SP NO.                       *                       * CLASS
------------------        ---------------------       --------------------

--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------

--------------------------------------------------------------------------
      *SP NO.                       *                       * CLASS
------------------        ---------------------       --------------------
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
        *                           *
--------------------------------------------------------------------------
      [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      (b) SYNTHETIC LIPHA COMPOUNDS [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 * Compound SP No.        Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

[* indicates that we saught confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

2.    NON LIPHA COMPOUNDS.

      (a) NATURAL NON LIPHA COMPOUNDS[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

Natural Non-Lipha
 Compound SP No.             Jar Code         Amount of Compound Purchased (mg)
-----------------            --------         --------------------------------

      *                                                     *
      *                                                     *
      *                          *                          *
      *                                                     *
      *                                                     *
      *                                                     *
      *                                                     *

      [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      (b) SYNTHETIC NON-LIPHA COMPOUNDS[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

-------------------------------------------
Synthetic Non-Lipha
  Compound SP No.         Compound Class
------------------      -------------------
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
Synthetic Non-Lipha
  Compound SP No.         Compound Class
------------------      -------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
 Synthetic Non-Lipha
  Compound SP No.         Compound Class
------------------      -------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------

-------------------------------------------
Synthetic Non-Lipha
  Compound SP No.         Compound Class
------------------      -------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------
        *                        *
-------------------------------------------


[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

3.    ONO COMPOUNDS

--------------------------------------------------------------------------------
 SP NUMBER              LIPHA PLANT               EXPIRATION DATE OF *
                                                MONTH EVALUATION PERIOD
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*                           *                          *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*                           *                          *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*                           *                          *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*                           *                          *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*                           *                          *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*                           *                          *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*                           *                          *
--------------------------------------------------------------------------------
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

                                    EXHIBIT B

                                    EXTRACTS

(a)   LIPHA EXTRACTS AND LIPHA PLANTS

      LIPHA EXTRACTS [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                 FAMILY           GENUS              SPECIES
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
 LIPHA
 EXTRACT                  CORRESPONDING LIPHA PLANT                 EXTRACT
SP NUMBER                                                           NUMBER
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     *             *                 *                   *             *
-----------------------------------------------------------------------------

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]



(b)   NON-LIPHA EXTRACTS

      NON-LIPHA EXTRACT

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

--------------------------
NON-LIPHA
EXTRACT SP    EXTRACT
  NUMBER      NUMBER
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------

--------------------------
NON-LIPHA
EXTRACT SP    EXTRACT
  NUMBER      NUMBER
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------

--------------------------
NON-LIPHA
EXTRACT SP    EXTRACT
  NUMBER      NUMBER
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------

--------------------------
NON-LIPHA
EXTRACT SP    EXTRACT
  NUMBER      NUMBER
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------

--------------------------
NON-LIPHA
EXTRACT SP    EXTRACT
  NUMBER      NUMBER
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------

--------------------------
NON-LIPHA
EXTRACT SP    EXTRACT
  NUMBER      NUMBER
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------

--------------------------
NON-LIPHA
EXTRACT SP    EXTRACT
  NUMBER      NUMBER
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------

--------------------------
NON-LIPHA
EXTRACT SP    EXTRACT
  NUMBER      NUMBER
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
--------------------------
       *      *
--------------------------
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

                                      EXHIBIT C

                                       PATENTS

--------------------------------------------------------------------------------
    U.S. PATENT             DATE                DATE          STATUS OF FOREIGN
    NO./SER. NO.            FILED              ISSUED            EQUIVALENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         *                    *                   *                   *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

                                      EXHIBIT D

                               PURCHASED MATERIALS

1. PURCHASED COMPOUNDS. The Compounds listed below in the amounts set forth below:

      NATURAL NON-LIPHA COMPOUNDS [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

 NATURAL NON-LIPHA
 COMPOUND SP NO.        JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
 -----------------      ----------    ---------------------------------
*                                       *

*                                       *

*                           *           *

*                                       *

*                                       *

*                           *           *

*                           *           *

*                           *           *

*                           *           *

*                                       *

*                           *           *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                           *           *

NATURAL NON-LIPHA
 COMPOUND SP NO.        JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
 -----------------      ----------    ---------------------------------
*                                       *

*                                       *

*                                       *

*                           *           *

*                           *           *

*                           *           *

*                           *           *

*                           *           *

*                           *           *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

NATURAL NON-LIPHA
 COMPOUND SP NO.        JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
 -----------------      ----------    ---------------------------------

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                           *           *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                           *           *

NATURAL NON-LIPHA
 COMPOUND SP NO.        JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
 -----------------      ----------    ---------------------------------

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

*                                       *

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      SYNTHETIC LIPHA COMPOUNDS

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]


 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                           *        *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                       *            *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------

 SYNTHETIC LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*                                    *
---------------------------------------------------------------------
---------------------------------------------------------------------
*
---------------------------------------------------------------------
---------------------------------------------------------------------
*
---------------------------------------------------------------------
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      NATURAL NON-LIPHACOMPOUNDS

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

NATURAL NON-LIPHA
  COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------      ----------    ---------------------------------
*                                       *
*                                       *
*                           *           *
*                                       *
*                                       *
*                                       *
*                                       *
      [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

      SYNTHETIC NON-LIPHACOMPOUNDS

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]


-------------------------------------------------------------------
   SYNTHETIC
   NON-LIPHA
 COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------     ----------    ---------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------

-------------------------------------------------------------------
   SYNTHETIC
   NON-LIPHA
 COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------     ----------    ---------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------

-------------------------------------------------------------------
   SYNTHETIC
   NON-LIPHA
 COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------     ----------    ---------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------

-------------------------------------------------------------------
   SYNTHETIC
   NON-LIPHA
 COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------     ----------    ---------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------

-------------------------------------------------------------------
   SYNTHETIC
   NON-LIPHA
 COMPOUND SP NO.      JAR ID NO.    AMOUNT OF COMPOUND PURCHASED (MG)
-----------------     ----------    ---------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                           *              *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
-------------------------------------------------------------------
*                                          *
-------------------------------------------------------------------
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

2. PURCHASED EXTRACTS. The Extracts listed below in the amounts set forth below:

LIPHA EXTRACTS

* If Shaman determines in good faith within ten (10) days of the Effective Date that it does not have in inventory at least * of a particular plant material, the parties agree that they shall reduce the amount of plant material to be stored to the amount that Shaman has at the time of such determination, but in no case less than the greatest amount Shaman has in inventory from the Effective Date to the end of such ten (10) day period.

--------------------------------------------------------------------------------
LIPHA      JAR    EXTRACT   AMOUNT OF       AMOUNT OF             AMOUNT OF
EXTRACT    CODE    NUMBER    EXTRACT        EXTRACT          CORRESPONDING PLANT
SP                            TO BE          TO BE              MATERIAL TO BE
NUMBER                      DELIVERED       STORED BY          STORED BY SHAMAN
                            PURSUANT TO      SHAMAN              PURSUANT TO
                            SECTION         PURSUANT TO          SECTION 3.2(b)
                              3.2(a)         SECTION                (GRAMS)*
                             (GRAMS)         3.2(b)
                                            (GRAMS)
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LIPHA      JAR    EXTRACT   AMOUNT OF       AMOUNT OF             AMOUNT OF
EXTRACT    CODE    NUMBER    EXTRACT        EXTRACT          CORRESPONDING PLANT
SP                            TO BE          TO BE              MATERIAL TO BE
NUMBER                      DELIVERED       STORED BY          STORED BY SHAMAN
                            PURSUANT TO      SHAMAN              PURSUANT TO
                            SECTION         PURSUANT TO          SECTION 3.2(b)
                              3.2(a)         SECTION                (GRAMS)*
                             (GRAMS)         3.2(b)
                                            (GRAMS)
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   *        *        *          *               *                      *
--------------------------------------------------------------------------------

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

                                    EXHIBIT E

                              TECHNICAL INFORMATION

      (a) Diabetes Program laboratory notebooks, consisting of the following, together with the Intellectual Property Rights relating to the Licensed Technology contained therein or expressed thereby:

      * SHAMAN TO PROVIDE  WITHIN  FIFTEEN (15) BUSINESS DAYS OF THE EFFECTIVE
      DATE

       (b) Diabetes Program data, consisting of the following, together with the Intellectual Property Rights relating to the Licensed Technology contained therein or expressed thereby:

      * SHAMAN TO PROVIDE  WITHIN  FIFTEEN (15) BUSINESS DAYS OF THE EFFECTIVE
      DATE

                                    EXHIBIT F

                              INITIAL SHAMAN PICKS

LIPHA Extract SP *****88200 (from ********* *********)

Compound ***** from ************ *******

      No other Compounds in same class from same plant LIPHA Extract SP *****

Compound ***** from ******* *****

      Compounds in same class: *****, *****, *****, *****, *****

Compound *****from *********** *************

      No other Compounds in same class from same plant

LIPHA Extract SP ***** (from ***** ************)

LIPHA Extract SP ***** (from ******* ********)

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

                                    EXHIBIT G
                                LETTER AGREEMENT

                                                                  EXHIBIT 10.49


                              SETTLEMENT AGREEMENT


      This Settlement Agreement effective as of December 30, 1999 (the "Effective Date") is by and between Shaman Pharmaceuticals, Inc., a corporation organized and existing pursuant to the laws of the State of Delaware with its principal office at 213 East Grand Avenue, South San Francisco, California, U.S.A. ("Shaman") and Lipha, S.A., a corporation organized and existing pursuant to the laws of France with its principal office at 37, rue Saint-Romain, F-69379 Lyon, cedex-08, France ("LIPHA").

                                    RECITALS

      WHEREAS, Shaman and LIPHA entered into a "Joint Research And Product Development And Commercialization Agreement" (the "Joint Development Agreement") effective as of September 23, 1996; and

      WHEREAS, Shaman has informed LIPHA that it will not perform its obligations under the Joint Development Agreement and has ceased to perform under the Joint Development Agreement; and

      WHEREAS, Shaman has acknowledged that it is in breach of its obligations under the Joint Development Agreement and LIPHA has made a claim against Shaman for damages; and

      WHEREAS, Shaman and LIPHA wish to settle LIPHA's claim and to terminate the Joint Development Agreement;

      NOW THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. DEFINITIONS. As used in this Settlement Agreement, the following terms shall have the meanings set forth below:

1.1. "Affiliates" means, with respect to any specified Person, a Person that is controlled by, controlling or under common control with, the Person specified; provided, that in the case of each Party, "Affiliate" shall not include the other Party. For the purposes of this definition, control of a corporation or other business entity means (i) direct or indirect beneficial ownership of greater than fifty percent (50%) of the voting stock or a greater than fifty percent (50%) interest in the income of such corporation or other business entity or (ii) the power to direct or cause the direction of the management of policies of such corporation or other business entity.

1.2.  "Settlement   Agreement"   means  this  Settlement   Agreement  and  all
amendments and modifications hereto.

1.3. "Compound" means a molecule that (i) was presented to LIPHA by Shaman pursuant to the Joint Development Agreement, except for SP****** (NDGA) which is ***********, as set forth on the list of compounds attached as Exhibit A hereto, or (ii) was synthesized or derived (analog) in the past from a compound in the anthranillic acid class or aspartic acid class jointly by the Parties under the Joint Development Agreement. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

1.4.  "Dollars" means United States dollars.

1.5. "Exclusive Territory" means all of the nations of the world, other than Japan, South Korea and Taiwan.

1.6. "Field" means the diagnosis and treatment of diabetes mellitus and its complications and other pathologies related to the Insulin Resistance Metabolic Syndrome where such diagnosis and treatment requires, as a prerequisite to marketing in the relevant country or countries, the filing of a market approval application equivalent to a New Drug Application in the United States for regulatory approval by the appropriate regulatory authority for such country.

1.7.  "Joint Inventions" has the meaning set forth in Section 6.1.1.

1.8. "Joint Patent" means (i) all issued patents, including any extension, registration, confirmation, reissue, re-examination or renewal thereof and (ii) all pending patent applications, including any continuation, division or continuation-in-part, which patent(s) contain claims covering any Joint Invention.

1.9. "Net Sales" means with respect to any Product, the aggregate amount invoiced by LIPHA (including by its Affiliates, licensees and sublicensees) for or on account of any sale to a non-affiliated purchaser of such Product, less
(i) normal and customary trade discounts (i.e. consistent with customary practice for a situation in which the Product is the only product being transferred between seller and purchaser) allowed and taken (ii) rebates to wholesalers, (iii) returns, (iv) amounts for transportation and shipping charges to purchasers if invoiced separately, and (v) taxes (not including any taxes on income) and duties levied on such sale. Any commercial use or sale of a Product at a reduced or promotional price by LIPHA (including its Affiliates, licensees and sublicensees) shall be consistent with customary trade practices.

1.10. "Ex-Ono Territory" shall mean the nations of Japan, South Korea and Taiwan.

1.11. "Party" shall mean either Shaman or LIPHA and "Parties" means both Shaman and LIPHA.

1.12. "Patents" means (i) issued patents, including any extension, registration, confirmation, reissue, re-examination or renewal thereof, and (ii) pending patent applications, including any continuation, division or continuation-in-part applications, whether or not such patent applications have yet been filed.

1.13. "Person" means an individual, a partnership, a joint venture, a corporation, a trust, an estate, an unincorporated organization, or any other entity.

1.14. "Plants" means the plants collected by Shaman prior to February 1, 1999 pursuant to the Joint Development Agreement, and specifically includes the ***** ******* and ********* (***) plants listed on the attached Exhibit C.
[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

1.15. "Plant Extracts" means any chemicals or mixtures of chemicals extracted from Plants.

1.16. "Product" means any finished human therapeutic composition (whether in bulk or final product form), intended for use in the Field, that contains a Compound (as defined in Section 1.3) as an active ingredient.

1.17. "Shaman Patents" means Patents which cover a method, material, manufacture, use, treatment, process, compound, composition or product-by-process which is useful in the manufacture, use or sale of a Compound or a Product, which Patent is owned or controlled by Shaman, including Shaman's interest in any Joint Patents.

1.18. "Shaman Technical Information" means all proprietary Shaman information about the Products, the Plants, the Plant Extracts, the Compounds, uses of Compounds, methods of manufacturing, formulating or extracting the Compounds, modifications of Compounds, improvements to the Compounds, the compounds listed on attached Exhibit B and any invention disclosures, discoveries, know-how, trade secrets, improvements, information, experience, technical data, formulas, procedures or results (including, without limitation, physical, chemical, biological, botanical, geographical, ethnomedical, toxicological, pharmacological, pre-clinical and clinical data, product forms and formulations, and know-how relating to methods, processes or techniques for the manufacture, handling or use of the Products, the Compounds, the Plants, and the Plant Extracts, including, without limitation, preparation, recovery, packaging, and sterilization processes and techniques, dosage regimens, control assays and specifications), that are rightfully held by Shaman or its Affiliates or which Shaman has a right to license or sublicense as of the Effective Date.

2. ISSUANCE OF SHAMAN STOCK TO LIPHA. In consideration of the discharge of its obligation to LIPHA with respect to the funds advanced to it by LIPHA in December 1998 under the Joint Development Agreement, Shaman shall issue to LIPHA One Hundred Thirty-three Thousand, Three Hundred Thirty-Four (133,334) shares of Series R Convertible Preferred Stock pursuant to the terms set forth in the offering of Shaman's shares described in the prospectus dated July 16, 1999, and the subscription agreement for such offering. If for any reason Shaman does not issue to LIPHA stock certificates representing the stock, or any portion of the stock, required by this Section within 21 days after the expiration (currently August 23, 1999) of the public offering of the Series R Convertible Preferred

Stock as provided in the prospectus dated July 16, 1999 (or any extension of the expiration date pursuant to the terms of said prospectus) (the "Deadline"), it shall make a cash payment to LIPHA in an amount equal to Fifteen Dollars ($15) times the number of shares it is unable to provide within 180 days after the Deadline.

3. RELEASE AND TERMINATION OF JOINT DEVELOPMENT AGREEMENT. This Settlement Agreement supercedes and replaces the Joint Development Agreement, which is hereby fully terminated and extinguished. Except as expressly reincorporated into this Settlement Agreement, none of the provisions of the Joint Development Agreement survive this termination. The Parties hereby mutually and fully release and forever discharge each other from their respective obligations under the Joint Development Agreement and any and all claims and causes of action, whether known, unknown or contingent arising thereunder or relating thereto. Neither Party shall have an action against the other Party, or its Affiliates, for any past breach of the Joint Development Agreement irrespective of whether the circumstances of such breach are known to the non-breaching Party as of the Effective Date of this Settlement Agreement. In granting the foregoing release and discharge, each party acknowledges the existence of California Civil Code
Section 1542, which provides that a general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor. Each party intends to waive the applicability of California Civil Code Section 1542 to any and all claims which the Parties may have against each other under the Joint Development Agreement both now and in the future and acknowledges that the release in this paragraph and such waiver will bar each party from asserting claims under the Joint Development Agreement in the future for any reason. Nothing herein shall affect the Stock Purchase Agreement between LIPHA and Shaman dated September 23, 1996 and the Registration Rights Agreement dated as of September 23, 1996 between Shaman and LIPHA which shall remain in full force and effect.

4.    RIGHTS IN TECHNOLOGY.

4.1.  Licensing of Shaman Patents and Technology.

      4.1.1. License and Transfer of Technology. Shaman hereby grants to LIPHA and its Affiliates, an irrevocable exclusive license in the Field in the Exclusive Territory under the Shaman Patents and the Shaman Technical Information to make, have made, use, sell and offer for sale, Products and Compounds. Shaman does not grant to LIPHA rights to exploit those compounds listed on Exhibits A and B hereto in the Ex-Ono Territory. After the Effective Date, on a date or dates which are mutually agreed upon by the parties but which is any event within twenty (20) days after notice to Shaman from LIPHA, Shaman shall provide LIPHA with access to all Shaman Technical Information which has not previously been transferred to LIPHA, including, without limitation, Shaman's pertinent laboratory notebooks and experimental results at Shaman's facilities.

      4.1.2. Right to Sublicense. The licenses granted to LIPHA hereunder including the rights granted under Section 4.2 includes the right to sublicense, subject to the acceptance by the sublicensee of the terms of this Settlement Agreement, and specifically includes the right in LIPHA to work with other Persons in the development, evaluation and marketing of Products and Compounds.

4.2.  Exploitation of Plants and Plant Extracts.

      4.2.1. Access to the Plants, Plant Extracts and Compounds. After the Effective Date, on a date which is mutually agreed upon by the parties, but which is in any event within twenty (20) days after notice to Shaman from LIPHA, Shaman shall transfer to LIPHA at least (i) ***** ******* (**%) of the Plant Extracts and compounds which were part of the Joint Development Agreement as such amounts are listed on attached Exhibit B, and (ii) the lesser of *** (*) kilogram or ***** ******* (**%) of the Plants that were collected as part of the Joint Development Agreement. Shaman represents and warrants to LIPHA that if there are Compounds listed on attached Exhibit A which are not on the list of compounds to be transferred to LIPHA on attached Exhibit B, then all or substantially all of such Compounds were used up in the research under the Joint Development Agreement and therefore does not appear on Exhibit B. The parties shall mutually agree as to the manner of handling and shipment so as to protect the Plants, Plant Extracts and Compounds from degradation. Shaman shall use commercially reasonable methods to protect the Plants, Plant Extracts and Compounds from degradation prior to the transfer to LIPHA. At LIPHA's request, after providing LIPHA with a cost estimate acceptable to LIPHA, Shaman shall make commercially reasonable efforts to supply additional Plants to LIPHA, at Shaman's documented cost plus ******* ******* (**%), payable upon receipt of the requested plants. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

4.3.  Shaman's Rights in the Technology and Restrictions On Shaman's Rights.

      4.3.1. Subject to the rights granted to LIPHA in this Settlement Agreement and the restrictions set forth in Section 4.3.2 below, Shaman shall have all rights to license or otherwise transfer rights to exploit the Shaman Patents, the Shaman Technical Information, the Compounds, the compounds listed on Exhibit B, the Plants and the Plant Extracts for all uses outside the Field worldwide and for all uses without limitation as to field within the Ex-Ono Territory.

      4.3.2. Shaman agrees that Shaman will not license or otherwise grant rights to exploit the Plants, the Plant Extracts or the compounds listed on Exhibit B or any substances derived, isolated or synthesized from such compounds or the Compounds, including rights to access or screen the Plants and Plant Extracts, for use in the Field in the Exclusive Territory to more than one Person, aside from the Parties. Any license or rights granted by Shaman to another company under the Shaman Patents and the Shaman Technical Information or with respect to the Plants, the Plant Extracts, the compounds listed on Exhibit B or any substances derived, isolated or synthesized from such compounds or the Compounds to any Person shall affirmatively preclude the licensee from (i) selling Products in the Field in the Exclusive Territory, (ii) from exploiting, screening or otherwise using any of the Plants, the Plant Extracts, the compounds listed on Exhibit B or any substances derived, isolated or synthesized from such compounds or the Compounds in the Exclusive Territory in connection with the sale, use, or manufacture of any product, of any kind, in the Field, except to the extent permitted in the preceding sentence for a single licensee, it being specifically understood that the Plants, the Plant Extracts, the compounds listed on Exhibit B or any substances derived, isolated or synthesized from such compounds or the Compounds may be used for selling, screening or otherwise exploiting such materials in the Ex-Ono Territory, and (iii) disseminating the Shaman Technical Information or other information, whether obtained from Shaman or independently developed by the licensee, about the Plants, the Plant Extracts or the Compounds to the public to the extent such dissemination would adversely affect LIPHA's exclusive rights hereunder.

      4.3.3. Shaman shall not disseminate the Shaman Technical Information, or other information, whether developed by Shaman or obtained from others, about the Plants, the Plant Extracts or the Compounds, to the public to the extent such dissemination would adversely affect LIPHA's exclusive rights hereunder. The foregoing shall not be construed as prohibiting disclosure of such information to the single licensee permitted under Section 4.3.2 or to third party contractors performing services for Shaman or disclosure of such information in connection with business negotiations or in the performance of existing contractual obligations, provided that the recipient is in each instance under a written obligation not to publicly disclose such information.

4.4 Covenant Not to Sue. Shaman agrees not to make any claims or institute any lawsuits or legal proceedings against LIPHA, its affiliates, and its licensees and sublicensees arising out of the transfer to LIPHA or the development or use by LIPHA (or its Affiliates, licensees or sublicensees) of the Compounds, the compounds listed on attached Exhibit B, Plant Extracts, Plants, the Shaman Patents or the Shaman Technical Information, including without limitation any claims or lawsuits or legal proceedings alleging infringement or other improper use of the Shaman Patents or the Shaman Technical Information, provided that this covenant shall not prevent Shaman from enforcing its rights under Sections 3, 5, 6, 7, 8, 9, and 10 of this Agreement.

4.5 Royalties. For Products sold in the Exclusive Territory that are covered by a Shaman Patent or a Joint Patent issued in the country where the Product is sold (hereinafter referred to as "Royalty Bearing Products"), LIPHA shall pay royalties to Shaman in accordance with Section 5.1. LIPHA is also not required to make any other payments to Shaman in consideration of the rights granted by Shaman in this Settlement Agreement.

5.    ROYALTY PAYMENTS AND REPORTS TO SHAMAN.

5.1. Running Royalties. In consideration of the license grant of Section 4.1, LIPHA shall pay to Shaman royalties at the rate of *** and ******** percent (**%) of the Net Sales of Royalty Bearing Products sold within the Exclusive Territory, subject to the remaining provisions of this Article 5. Such royalties are to be calculated and paid on aggregate sales but accounted for on a county-by-country basis. LIPHA shall be responsible for all royalties payable by its Affiliates, licensees or sublicensees. All payments made by LIPHA shall be in Dollars. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

5.2. Limitations on Royalties. LIPHA's obligation to pay royalties to Shaman shall cease ten (10) years after the Effective Date, or upon the payment of royalties to Shaman in the amount of *** ******* Dollars ($**********) cumulative as to the sale of all Products by Lipha, its Affiliates, licensees or sublicensees, whichever comes first. Thereafter, the licenses granted to LIPHA under Section 4.1 shall become royalty free. [* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

5.3. Royalty Reports. LIPHA shall provide a royalty report and, if applicable, a royalty payment to Shaman every three (3) months. The report and payment relating to Net Sales shall be provided within forty-five (45) days after the end of each calendar quarter, and shall include all sales of Royalty Bearing Products by LIPHA and its Affiliates, licensees and sublicensees. To the extent that the applicable currency control laws and regulations in any country in the Exclusive Territory prohibit or limit LIPHA's ability to export funds from such country to discharge its royalty obligation hereunder, LIPHA shall pay to Shaman to an account designated by Shaman prior to the time payment is due, all royalties that would otherwise have been due with respect to Net Sales in such country. LIPHA shall keep, and require any Affiliate, licensee and sublicensee to keep, for a period of not less than three (3) years, complete and accurate records of all Net Sales of each Royalty Bearing Product. Shaman shall have the right, at Shaman's sole expense, through a certified public accountant reasonably acceptable to LIPHA, and following reasonable notice, to examine such records during regular business hours during the life of the LIPHA's obligation to pay royalties, provided however, that such examination shall not take place more often than once a year, and shall not cover any records which date prior to the date of the last examination, and provided further that, such accountants shall report to Shaman only as to the accuracy of the royalty statements and payments. Copies of such reports shall be supplied to LIPHA.

5.4. Tax Payments. Any tax paid or required to be withheld by LIPHA for the benefit of Shaman on account of royalties payable to Shaman under this Settlement Agreement shall be deductible and deducted from the amount of royalties otherwise due. LIPHA shall secure and send to Shaman proof of any such taxes withheld and paid by LIPHA for the benefit of Shaman and shall, at Shaman's request, provide reasonable assistance to Shaman in recovering or obtaining credit for said taxes, if possible.

6.    PATENT MATTERS.

6.1.  Inventions: Joint Inventions and Patents.

      6.1.1. All inventions made jointly by employees or other agents of Shaman (collectively "Shaman personnel") and employees or other agents of Lipha (collectively "Lipha personnel") during the term of the Joint Development Agreement shall be vested jointly in Shaman and Lipha ("Joint Inventions"), provided that, it is legally proper to list as named inventors on a patent application both Shaman personnel and Lipha personnel. In the event that the parties disagree as to who may properly be listed as named inventors on a Patent, they shall hire an independent patent counsel acceptable to both Parties to investigate the issue of inventorship. The Parties shall jointly own any Patents resulting from Joint Inventions.

      6.1.2. In the event that Shaman becomes aware of an invention that it believes should be treated as a Joint Invention pursuant to Section 6.1.1 within five years of the Effective Date of this Settlement Agreement and is not being treated as such by LIPHA, Shaman shall have the opportunity to receive a reasonably detailed scientific presentation by LIPHA on such invention, and the Parties shall cooperate in good faith to determine whether such invention should be treated as a Joint Invention.

6.2. General Provisions Relating to Prosecution and Maintenance. Shaman shall have the lead responsibility to draft, file, prosecute and maintain the Joint Patents. Lipha shall cooperate with Shaman, and shall secure the cooperation of its inventors, as reasonably required, in connection with the drafting, filing and prosecution of the Joint Patents. Each Party shall be responsible for one half (1/2) of the costs associated with the drafting, filing and prosecution of the Joint Patents. In the event that either Party decides that it is no longer interested in supporting the cost of drafting, filing and prosecuting or maintaining any of the Joint Patents it shall give the other Party reasonable notice, and upon receipt of such notice the other Party shall acquire the rights of the notifying Party in the Joint Patent(s) identified in the notice. Notwithstanding any such notice, the notifying Party shall continue to cooperate, and shall secure the cooperation of its inventors, as reasonably necessary, to secure, perfect and maintain the other Party's rights in the Joint Patent(s).

6.3. Maintenance of the Shaman Patents. Shaman shall, at its expense, prepare, file and maintain patent applications and patents relating to Shaman Technical Information with respect to any of the Compounds and the Products in such countries in the Exclusive Territory as LIPHA shall request in writing; provided that Shaman shall be relieved of such obligation to prepare and file patent applications in a specific country if (a) Shaman gives LIPHA reasonable advance notice that it does not intend to file a patent application in such country and provides the names and addresses of any and all other persons, companies or other organizations to which Shaman has granted licenses or other rights or which have an interest in such patent application and cooperates with LIPHA, as reasonably necessary, to enable LIPHA to prepare, file and maintain such patent applications and patents, and (b) Shaman confirms to LIPHA in such advance notice that if LIPHA elects to prepare, file or maintain such patent applications and patents, then after such election, Shaman will not use or assign such applications or resulting patents or grant any further license or other rights under such applications or resulting patents, without the prior written consent of LIPHA; and provided further that Shaman shall be relieved of such obligation to maintain Patents in a specific country if (a) Shaman gives LIPHA reasonable notice that it intends to abandon the Patent and provides the names and addresses of any and all other persons, companies or other organizations to which Shaman has granted a license or other rights under the Patent or which have an interest in the Patent, prior to allowing the Patent to lapse or become abandoned, other than a decision to abandon a patent application in favor of a continuation patent application which claims priority to the abandoned application, and cooperates with LIPHA, as reasonably necessary, with the maintenance of the Patent by LIPHA, and (b) Shaman confirms to LIPHA in such advance notice that if LIPHA elects to maintain the Patent, that after such election, Shaman will not use, assign or grant any further license or other rights under the Patent without the prior written consent of LIPHA. If Shaman gives advance notice to LIPHA that it does not intend to file a patent application or it intends to abandon the Patent as provided above and if LIPHA and other licensees desire to prepare, file or maintain such patent application or Patent, then the costs of filing or maintaining such patent application or Patent will be shared by LIPHA and such other licensees as agreed among them In no event shall LIPHA be required to file any patent application or maintain or prosecute any Patent which Shaman elects not to pursue under this Section 6.3.

6.4. Infringement by a Third Party. If at any time either Party hereto shall become aware of any infringement or threatened infringement by a third party of any of the Shaman Patents, the Party having the knowledge of such infringement shall promptly give notice thereof to the other Party. Upon any such notice of infringement, the Parties shall promptly consult with one another with a view toward reaching agreement on a course of action to be pursued.

7. REPRESENTATIONS AND WARRANTIES. Shaman and LIPHA each represent and warrant to the other as set forth below:

7.1.  Representations   and  Warranties  of  Shaman.   Shaman  represents  and
warrants that:

      7.1.1. The execution, delivery and performance of this Settlement Agreement by Shaman will not, with or without notice, the passage of time or both, result in any violation of, be in conflict with, or constitute a default under any material contract, obligation or commitment to which Shaman is a party or by which it is bound, or to Shaman's knowledge, any statute, rule or governmental regulation applicable to Shaman.

      7.1.2. Shaman has all requisite legal and corporate power and authority to enter into this Settlement Agreement, to grant the licenses to be granted by Shaman hereunder, to transfer the materials under Section 4.2 and to carry out and perform its obligations under the terms of this Settlement Agreement. All corporate action on the part of Shaman, its officers and directors necessary for the grants of licenses pursuant hereto, the transfer of the materials under
Section 4.2, the execution and delivery of this Settlement Agreement and the performance of Shaman's obligations hereunder has been taken. This Settlement Agreement constitutes a valid and binding obligation of Shaman, enforceable in accordance with its terms, except (i) the enforceability hereof may be limited by bankruptcy, insolvency, moratorium or other similar law as affecting the enforcement of creditors' rights generally, (ii) the availability of equitable remedies (e.g., specific performance, injunctive relief, and other equitable remedies) may be limited by equitable principles or general applicability; and
(iii) that no representation is made regarding the effect of laws relating to competition, antitrust or patent misuse or the effect of LIPHA's or third parties' intellectual property rights.

7.2. Representations and Warranties of LIPHA. LIPHA represents and warrants that:

      7.2.1. The execution, delivery and performance of this Settlement Agreement by LIPHA will not, with or without notice, the passage of time or both, result in any violation of, be in conflict with, or constitute a default under any material contract, obligation or commitment to which LIPHA is a party or by which it is bound, or to LIPHA's knowledge, any statute, rule or governmental regulation applicable to LIPHA.

      7.2.2. LIPHA has all requisite legal and corporate power and authority to enter into this Settlement Agreement and to carry out and perform its obligations under the terms of this Settlement Agreement. All corporate action on the part of LIPHA and its officers and directors necessary for the execution and delivery of this Settlement Agreement and the performance of LIPHA's obligations hereunder has been taken. This Settlement Agreement constitutes a valid and binding obligation of LIPHA, enforceable in accordance with its terms, except as (i) the enforceability hereof may be limited by bankruptcy, insolvency, moratorium or other similar law as affecting the enforcement of creditors' rights generally, (ii) the availability of equitable remedies (e.g., specific performance, injunctive relief, and other equitable remedies) may be limited by equitable principles or general applicability, and (iii) and that no representation is made regarding the effect of laws relating to competition, antitrust or patent misuse or the effect of Shaman's or third parties' intellectual property rights.

      7.2.3. For a period of one year from the Effective Date, LIPHA will not solicit the votes or agreements of other stockholders of Shaman to vote against proposals made by the board of directors of Shaman to its stockholders.

      7.2.4. For a period of one year from the Effective Date, LIPHA will vote its shares in favor of proposals made by the board of directors of Shaman to its stockholders, unless LIPHA, in its sole discretion, determines that such proposal or vote is illegal or adverse to the interests of LIPHA.

7.3. EXCEPT AS OTHERWISE EXPRESSLY SET FORTH IN THIS SETTLEMENT AGREEMENT, SHAMAN AND LIPHA MAKE NO REPRESENTATIONS AND EXTEND NO WARRANTIES OF ANY KIND, EITHER EXPRESS OR IMPLIED. THERE ARE NO EXPRESS OR IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.

8.    DISPUTE RESOLUTION AND ARBITRATION.

8.1. Arbitration. The Parties agree that any dispute, controversy or claim arising out of or relating to this Settlement Agreement, or the breach, termination or invalidity thereof, shall be resolved through negotiation and/or binding arbitration. If a dispute arises between the Parties, the Parties agree to resolve by binding arbitration in accordance with the rules of the International Chamber of Commerce ("I.C.C."), except as modified herein. Shaman and LIPHA shall each select one arbitrator and the two arbitrators so selected shall choose a third arbitrator to resolve the dispute. The arbitration shall be held in San Francisco, California, and the decision shall be rendered within three (3) months of conclusion of arbitration and shall be binding and not be appealable to any court in any jurisdiction. The arbitration shall determine the share of the cost of the arbitration filing and hearing fees and the cost of the arbitrators. Each party must bear its own attorney's fees and associated costs and expenses.

8.2. Jurisdiction. For the purposes of this Section 8.2, the Parties agree to accept the jurisdiction of the federal courts located in the Northern District of California for the purposes of entering the decision rendered by any arbitration panel and enforcing awards entered pursuant to, and for enforcing the agreements reflected in, this Article.

9. NO PUBLIC ANNOUNCEMENT OF AGREEMENT. Except as required to comply with U.S. and other foreign securities or other laws, or any order or regulation of a court or government agency of any country, neither Party shall release information concerning this Settlement Agreement or the subject matter hereof to the news media, or other media, without the prior written consent of the other Party, and shall not disclose the content of this Settlement Agreement to any third party, unless such disclosing Party has received the prior written consent of the other Party or unless such information was at the time of disclosure in the public domain other than as a result of a breach by such disclosing Party of its confidentiality obligations herein or was received by such disclosing Party on an unrestricted basis from a source unrelated to the other Party or unless disclosure is required for such disclosing Party to protect, assert, use or exercise the rights, privileges or entitlements that it has under this Settlement Agreement.

10. ASSIGNMENT. This Settlement Agreement shall be binding on the Parties hereto and their respective successors and assigns. Neither of the Parties hereto shall be entitled to assign this Settlement Agreement or any of its rights or obligations hereunder without the consent of the other. Notwithstanding the foregoing, each Party shall be entitled to assign this Settlement Agreement to an Affiliate of such Party unless the other Party reasonably objects to such assignment for valid business purposes. If either Party is acquired or merged with another entity, that entity shall succeed to all of the rights and obligations of the disappearing Party; provided in the event either Party is acquired or merged with another entity, such acquiring or successor entity shall expressly assume in writing the due and punctual performance and observance of all obligations under this Settlement Agreement of the Party it has acquired or with which it has merged, with the same effect as if such entity had originally been such Party hereunder.

11. FURTHER ASSURANCES. Shaman and LIPHA shall cooperate with each other and execute and deliver to each other such other instruments and documents and take such other actions as may be reasonably requested from time to time in order to carry out, evidence and confirm the rights and intended purposes of this Settlement Agreement.

12. GOVERNING LAW. Disputes arising out of or based upon this Settlement Agreement shall be governed by and construed in accordance with the laws of the State of California, United States of America, as applied to agreements among California residents entered into and to be performed entirely within California. LIPHA hereby submits to the non-exclusive personal jurisdiction and to service and venue in any U.S. state or federal court located in the State of California in connection with any claim arising hereunder or in connection herewith. Shaman, in turn hereby submits to the non-exclusive personal jurisdiction and to service and venue in any French court in connection with any claim arising hereunder or in connection herewith.

13. NOTICES. Notices, demands or other communications required or permitted to be given or made hereunder shall be in writing and delivered personally or sent by private overnight mail delivery, with recorded delivery or by legible telefax addressed to the intended recipient at its address set forth below in this Section or to such other address or telefax number as any Party may from time to time duly notify to the other. Any such notice, demand or communication shall, unless the contrary is proved, be deemed to have been duly served (if given or made by telefax) on the next following business day at the place of receipt or (if given or made by overnight private mail) forty-eight (48) hours after posting and in proving the same, it shall be sufficient to show, in the case of a letter, that the envelope contained the same as duly addressed, correctly stamped and posted and in the case of a telefax, that such telefax was duly dispatched to a current telefax number of the addressee. Correspondence to Shaman shall be addressed to:

            President and Chief Executive Officer
            Shaman Pharmaceuticals, Inc.
            213 East Grand Avenue
            South San Francisco, California 94080  U.S.A
            Telefax number: (650) 873-1463

Correspondence to LIPHA shall be addressed to:

            Chairman and Chief Executive Officer
            LIPHA, S.A.
            37 rue Saint-Romain
            F-69379 Lyon, cedex 08
            France
            Telefax number: 33/04 78 75 39 05

14. ENTIRE AGREEMENT. This Settlement Agreement, together with the exhibits attached hereto, constitutes the entire agreement between the Parties with respect to the subject matter hereof and save as otherwise expressly provided no modification, amendment or waiver of any of the provisions of this Settlement Agreement shall be effective unless made in writing specifically referring to this Settlement Agreement and duly signed and delivered by the Parties hereto. Whenever in this Settlement Agreement a Party's approval or signature is required, such approval or signature may not be unreasonably withheld. The headings herein are for the convenience of the parties and shall have no legal effect.

15. NONWAIVER OF RIGHTS. No failure or delay on the part of Shaman or LIPHA in exercising any right under this Settlement Agreement, irrespective of the length of time for which such failure or delay shall continue, will operate as a waiver of, or impair, any such right. No single or partial exercise of any such right will preclude any other or further exercise thereof or the exercise of any other right. No waiver of any such right will be effective unless given in a signed writing. No waiver of any such right will be deemed a waiver of any other right hereunder or thereunder.

16. SEVERABILITY. In case any provision of this Settlement Agreement shall be invalid, illegal, or unenforceable, it shall to the extent practicable, be modified so as to make it valid, legal and enforceable and to retain as nearly as practicable the intent of the Parties, and the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

17. FORCE MAJEURE. Neither Party shall be held liable or responsible to the other Party nor be deemed to have defaulted under or breached this Settlement Agreement for failure or delay in fulfilling or performing any terms of this Settlement Agreement when such failure or delay is caused by or results from fires, floods, embargoes, government regulations or administrative guidance, prohibitions or interventions, war, acts of war (whether war be declared or not), insurrections, riots, civil commotions, strikes, lockouts, acts of God, or any other cause beyond their respective reasonable control, but they shall make every reasonable effort to remove any such cause of their failure or delay as soon as possible.

18. COUNTERPARTS. This Settlement Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Settlement Agreement shall be deemed for all purposes to be executed and effective upon receipt of an executed signature page, either an original or telefax copy thereof, from the duly authorized officer of each of LIPHA and Shaman.

      IN WITNESS WHEREOF, the Parties have executed this Settlement Agreement as of the Effective Date written above.

                                          SHAMAN PHARMACEUTICALS, INC.


                                          By:   /s/Lisa A. Conte
                                             ---------------------------------
                                                Name: Lisa A. Conte
                                                Title:


                                          LIPHA s.a.


                                          By:   /s/ Jean-Noel Julliard
                                             ---------------------------------
                                                Name: Jean-Noel Julliard
                                                Title: Director, Business and
                                                       Economic Affairs

                                    Exhibit A

                                  1.3 Compounds

** Compounds ([**] Chemical Classes)
     - SP ***** (************)
     - SP ****** (**********)
     - SP ****** (*********** ****)
     - SP ********** (**********)
     - SP **************
     - SP *****
     - SP ********
     - SP *****

* Compounds (* Chemical Classes)
     - SP ***** (*********)
     - SP ******** (********)
     - SP ********* (****** ***********)
     - SP ********* (***********)

* Compounds (* Chemical Classes)
     -  SP ***** (**********)
     -  SP *********

* Compounds (* Chemical Classes)
     -  SP **************
     -  SP ******
     -  SP ******

* Compounds (* Chemical Classes)
     -  SP ******
     -  SP ******

** Compounds (* Chemical Classes)
     -  SP **************
     -  SP *********
     -  SP ******
     -  SP *********
     -  SP ********

* Compounds (* Chemical Classes)
     -  SP ******
     -  SP ********
     -  SP ********* (**********)

[* indicates that we intend to seek confidential treatment with the Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Commission pursuant to Rule 24b-2.]

                                    Exhibit B

              Section 4.2.1 The compounds to be delivered to Lipha

                                   Exhibit C
                                     Plants

LIPHA PURE COMPOUNDS AND SYNTHETICS


---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                              Exhibit B (Page 1)

LIPHA PURE COMPOUNDS AND SYNTHETICS


---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------

                              Exhibit B (Page 2)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------


                              Exhibit B (Page 3)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                              Exhibit B (Page 4)

LIPHA PURE COMPOUNDS AND SYNTHETICS


---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                              Exhibit B (Page 5)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                              Exhibit B (Page 6)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                              Exhibit B (Page 7)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                              Exhibit B (Page 8)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                              Exhibit B (Page 9)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------

                             Exhibit B (Page 10)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                             Exhibit B (Page 11)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                             Exhibit B (Page 12)

LIPHA PURE COMPOUNDS AND SYNTHETICS

---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*               *                             *              *
---------------------------------------------------------------------------

                             Exhibit B (Page 13)

LIPHA PURE COMPOUNDS AND SYNTHETICS
---------------------------------------------------------------------------
SP no.          Date           Jar ID No.     Bar Code       Amount in mg
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*                              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*                              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*                              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*                              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*                              *              *              *
---------------------------------------------------------------------------
---------------------------------------------------------------------------
*                              *              *              *
---------------------------------------------------------------------------


                             Exhibit B (Page 14)

EXTRACTS TO LIPHA

-------------------------
 SP Number  Amt to LIPHA
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------

                             Exhibit B (Page 15)

EXTRACTS TO LIPHA

-------------------------
 SP Number  Amt to LIPHA
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
                 *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
                             Exhibit B (Page 16)

EXTRACTS TO LIPHA

-------------------------
 SP Number  Amt to LIPHA
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
                 *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
                             Exhibit B (Page 17)

EXTRACTS TO LIPHA

-------------------------
 SP Number  Amt to LIPHA
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
                             Exhibit B (Page 18)

EXTRACTS TO LIPHA

-------------------------
 SP Number  Amt to LIPHA
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
                             Exhibit B (Page 19)

EXTRACTS TO LIPHA

-------------------------
 SP Number  Amt to LIPHA
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
                             Exhibit B (Page 20)

EXTRACTS TO LIPHA

-------------------------
 SP Number  Amt to LIPHA
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
                 *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
                             Exhibit B (Page 21)

EXTRACTS TO LIPHA

-------------------------
 SP Number  Amt to LIPHA
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------
-------------------------
     *           *
-------------------------

                             Exhibit B (Page 22)

                              EXHIBIT C -PLANTS

LIPHA PLANT LIST

---------------------------------------
Genus         Species       Family
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
                              Exhibit C (Page 1)
LIPHA PLANT LIST

---------------------------------------
Genus         Species       Family
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
                              Exhibit C (Page 2)



LIPHA PLANT LIST

---------------------------------------
Genus         Species       Family
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
                              Exhibit C (Page 3)



LIPHA PLANT LIST

---------------------------------------
Genus         Species       Family
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
                              Exhibit C (Page 4)



LIPHA PLANT LIST

---------------------------------------
Genus         Species       Family
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
                              Exhibit C (Page 5)



LIPHA PLANT LIST

---------------------------------------
Genus         Species       Family
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
                              Exhibit C (Page 6)



LIPHA PLANT LIST

---------------------------------------
Genus         Species       Family
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------
---------------------------------------
*             *             *
---------------------------------------

                              Exhibit C (Page 7)

                                                                  Exhibit 23.1


                        INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Shaman Pharmaceuticals, Inc.

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-66450, No. 33-93938, No. 333-09169 and No. 333-30365)
pertaining to Shaman Pharmaceutical Inc.'s 1992 Stock Option Plan, in the Registration Statements (Form S-8 No. 333-96323) pertaining to the Shaman Pharmaceutical Inc.'s 1999 Series R Preferred Stock Option Plan, and in the Registration Statements (Form S-1 No. 333-78115, No. 333-86463) pertaining to the Shaman Pharmaceutical Inc.'s Series R Convertible Preferred Stock, of our report dated March 21, 2000, with respect to the financial statements of Shaman Pharmaceuticals, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1999.



                                                BDO Seidman, LLP


San Francisco, California
March 30, 2000

                                                                  Exhibit 23.2


                        INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Shaman Pharmaceuticals, Inc.

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-66450, No. 33-93938, No. 333-09169 and No. 333-30365)
pertaining to Shaman Pharmaceutical Inc.'s 1992 Stock Option Plan, in the Registration Statements (Form S-8 No. 333-96323) pertaining to the Shaman Pharmaceutical Inc.'s 1999 Series R Preferred Stock Option Plan, and in the Registration Statements (Form S-1 No. 333-78115, No. 333-86463) pertaining to the Shaman Pharmaceutical Inc.'s Series R Convertible Preferred Stock, of our report dated March 21, 2000, with respect to the financial statements of Shaman Pharmaceuticals, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1999.



                                                Ernst & Young, LLP


San Francisco, California
March 30, 2000