Form 10-K/A
period 1999-12-31
SHAMAN PHARMACEUTICALS INC
filed 2000-05-01
CIK 891933

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                    TO
                                     ------------------    ------------------

                           COMMISSION FILE NO. 0-21022

                          SHAMAN PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                 DELAWARE                                     94-3095806
       (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

  213 East Grand Avenue, South San Francisco, California          94080
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on the Nasdaq OTC Bulletin Board on March 17, 2000 was $23,676,687.*

   The number of shares of the Registrant's Common Stock outstanding was 36,960,174 as of March 17, 2000.

   DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

----------

* Excludes 174,581 shares of the Registrant's Common Stock held by executive officers, directors and affiliated parties at February 26, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
================================================================================

                                EXPLANATORY NOTE


     This Form 10-K/A constitutes Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is being filed solely for the purpose of filing the information required by Part III (Items 10, 11, 12 and 13) to the Form 10-K.

                          SHAMAN PHARMACEUTICALS, INC.

                                   FORM 10-K/A
                      AMENDMENT NO. 1 TO 1999 ANNUAL REPORT

                                TABLE OF CONTENTS

                                    PART III

                                                                            Page
                                                                            ----

  Item 10.    Directors and Executive Officers of the Registrant               4

  Item 11.    Executive Compensation                                           6

  Item 12.    Security Ownership of Certain Beneficial Owners and Management  10

  Item 13.    Certain Relationships and Related Transactions                  13

  SIGNATURES                                                                  15

                                    PART III

      All information contained in this Report on Form 10-K/A reflects a 1-for-20 reverse stock split of the Common Stock effected on June 22, 1999 and a 1-for-50 reverse stock split of the Common Stock effected on January 31, 2000.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the Company's executive officers and directors as of December 31, 1999.

NAME                            AGE  POSITION
------------------------------  ---  -------------------------------------------
Lisa A. Conte                   40   Director, President, Chief Executive
                                     Officer, and Chief Financial Officer
Steven R. King, Ph.D.           42   Senior Vice President, Ethnobotany and
                                     Conservation
Gerald M. Reaven                71   Senior Vice President, Clinical Research
Thomas Carlson                  43   Vice President, Medical Ethnobotany
John Chow                       48   Vice President, Technical Operations
Tom White                       41   Senior Vice President, Commercial Strategy
                                     and Chief Sales and Marketing Officer
G. Kirk Raab (1)                64   Chairman of the Board
Loren D. Israelsen              43   Director
Adrian D.P. Bellamy (2)         57   Director
Jeffrey Berg                    52   Director
Herbert H. McDade, Jr.(2)       72   Director
M. David Titus (1)              42   Director
------------------------------
(1)  Member of the Audit Committee
(2) Member of the Compensation Committee. Mr. Herbert H. McDade, Jr. was also a member of the Compensation Committee for 1999. Mr. McDade resigned as a director effective April 2000.

     Lisa A. Conte founded Shaman in May 1989 and currently serves as Shaman's President, Chief Executive Officer, Chief Financial Officer, and Director. From 1987 to 1989, Ms. Conte was Vice President at Technology Funding, Inc., a venture capital firm, where she was responsible for the analysis and management of healthcare industry investments. From 1985 to 1987, she conducted risk and strategy audits for venture capital portfolio companies at Strategic Decisions Group, a management consulting firm. Ms. Conte received an A.B. in Biochemistry from Dartmouth College, an M.S. in Physiology/Pharmacology from the University of California, San Diego and an M.B.A. from The Amos Tuck School, Dartmouth College.

     Steven R. King, Ph.D. joined Shaman in March 1990. He currently serves as Senior Vice President, Ethnobotany and Conservation and is responsible for coordinating our Scientific Strategy Team. From 1989 to 1990, Dr. King was the chief botanist for Latin America at Arlington, Virginia's Nature Conservancy. He worked in 1988 as Research Associate for the Committee on Managing Global Genetic Resources at the National Academy of Sciencesand was a Doctoral Fellow from 1983 to 1988 at The New York Botanical Garden's Institute of Economic Botany. Dr. King received a B.A. in Human Ecology from the College of the Atlantic and M.S. and Ph.D. degrees in Biology from City University of New York.

     Gerald M. Reaven, M.D. joined Shaman as a consultant in February 1995 and became an employee in July 1995. He currently serves as Senior Vice President, Clinical Research. Dr. Reaven came to Shaman from the Stanford University School of Medicine where he served as a faculty member since 1960 and a Professor of Medicine since 1970. Over the last 20 years, Dr. Reaven served as head of the Division of Endocrinology and Metabolic Diseases, Division of Gerontology and director of the General Clinical Research Center. Dr. Reaven also served as head of the Division of Endocrinology, Gerontology and Metabolism at Stanford University School of Medicine, and Director of the Geriatric Research, Education and Clinical Center, at the Palo Alto Veterans Affairs Medical Center. Dr. Reaven received his A.B., B.S. and M.D. from the University of Chicago.

     Thomas Carlson, M.D. joined Shaman in October 1992. He currently serves as Vice President, Medical Ethnobotany and is responsible for developing ethnobotanical field research and coordinating clinical studies. Dr. Carlson has conducted research with traditional healers in over 40 different indigenous groups in 15 different tropical countries. Prior to joining Shaman, from 1990 to 1992, Dr. Carson practiced General Pediatrics at Kaiser Permanente in Santa Clara, California and worked at the Aravind Childrens and Eye Hospitals in Madurai, India on child malnutrition and blindness. From 1987 to 1990, Dr. Carlson completed his Internship and Residence in Pediatrics at Stanford

University Medical Center. Dr. Carlson received his M.D. from Michigan State University and a B.S. and M.S. in Botany from the University of Michigan.

     John Chow joined Shaman in April 1998 as Vice President of Technical Operations. Prior to joining Shaman, from December 1997 to April 1998, Dr. Chow served as Director, Product and Technology Evaluation at Bristol-Myers Squibb Company, where he performed technical due diligence toward the acquisition and licensing of various dosage forms and technologies and reviewed and approved new product specifications. Prior to holding this position, from July 1980 to December 1997, Dr. Chow held other positions, also with Bristol-Myers Squibb Company, where he was responsible for developing strategies for manufacturing consolidation, facilitating technology transfers of new and existing products, and directing technical operations of an international plant. Dr. Chow received a B.S. in Pharmacy from Washington State University, a Ph.D. in Pharmaceutical Chemistry from Ohio State University and an M.B.A. in Pharmaceutical/Chemical Studies from Fairleigh Dickinson University.

     Tom White joined Shaman in May 1999 as Senior Vice President, Commercial Strategy and Chief Sales and Marketing Officer. Prior to joining Shaman, from April 1998 to May 1999, Mr. White served as Executive Vice President, General Manager Functional Food & Beverages at Weider Nutrition International. Prior to that, from June 1995 to March 1998, he was a Principal in the firm of White, Smith-White & Partners, a consumer products consulting firm and from August 1993 to May 1995, he served as Director of Marketing for Pete's Brewing Company. Mr. White received his B.A. in Journalism from the University of Missouri and his M.S. in Advertising from Northwestern University.

     G. Kirk Raab became a director in January 1992 and Chairman of the Board in September 1995. Mr. Raab was President, Chief Executive Officer and director of Genentech, Inc. from February 1990 to July 1995 and President, Chief Operating Officer and director from February 1985 to January 1990. Before joining Genentech, Mr. Raab was associated with Abbott Laboratories, serving as President, Chief Operating Officer and director. Mr. Raab is also Chairman of the Board of Connectics, Inc., Oxford GlycoSciences (UK) Ltd. and LXR Biotechnology, Inc. and is a director of Bridge Medical, Inc., Accumetrics, Inc. and Applied Imaging Corporation. Mr. Raab holds a B.A. in Political Science from Colgate University.

     Loren D. Israelsen became a director in April 1999. Mr. Israelsen has been President of LDI Group, a consulting firm specializing in dietary supplement and phytomedicine issues, since 1997. From 1990 to 1997, Mr. Israelsen practiced law at a private firm. From 1981 to 1990, Mr. Israelsen served in various positions at Murdock International Corporation, including President from 1989 to 1990, Vice President of Strategic Development from 1986 to 1989 and General Counsel from 1981 to 1986. While acting as Vice President of Strategic Development, he identified and negotiated several license agreements to bring the world's leading phytomedicines, including ginkgo biloba extract, milk thistle extract, echinacea, evening primrose oil, and saw palmetto extract, to the United States. Mr. Israelsen has served as General Counsel/Vice President to the American Herbal Products Association, Co-counsel to the European American Phytomedicine Coalition, industry liaison to FDA's expert advisory committee on Ephedra and advisor to the Natural Products Quality Assurance Alliance, the Office of Technology Assessment and the Office of Dietary Supplements. Since 1992, he has served as Executive Director of the Utah Natural Products Alliance, which was instrumental in developing and passing the Dietary Supplement Health and Education Act of 1994.

     Adrian D.P. Bellamy became a director in October 1997. Since April 1995, Mr. Bellamy has served as Chairman and a director of each of Airport Group International Holdings, L.L.C. and Gucci Group N.V. From September 1983 to April 1995, Mr. Bellamy served as Chairman of the Board of Directors and Chief Executive Officer of DFS Group Limited, a specialty retailer. He received a B.A. in Communications and an M.B.A. from the University of South Africa. Mr. Bellamy is a director of The Body Shop, Inc., The Body Shop International PLC, The Gap, Inc., Paragon Trade Brands, Inc. and Williams-Sonoma, Inc.

     Jeffrey Berg became a director in June 1998. Mr. Berg has been the Chairman and Chief Executive Officer of International Creative Management, Inc. since 1985. Mr. Berg, one of the leading agents in the entertainment industry, has been in the entertainment industry for over 25 years. Mr. Berg received a B.A. from the University of California at Berkeley and a Master of Liberal Arts from the University of Southern California. He served as Co-Chair of the California Information Technology Council and is a director of each of Oracle Corporation and Excite, Inc.

     Herbert H. McDade, Jr. became a director in October 1991. He has served as Chairman of the Board and Chief Executive Officer of Chemex Pharmaceuticals, Inc. since February 1989 and as Chief Executive Officer from February 1989 through January 1996, when Chemex Pharmaceuticals merged with Access Pharmaceutical Corporation and the combined entity changed its name to Access Pharmaceutical Corporation Inc. From October 1986 to January 1988, Mr. McDade was Chairman, President and Chief Executive Officer of Armour Pharmaceuticals, Inc., after previously serving as President, International Health Care Division of the Revlon Health Care Group. Mr. McDade holds a B.S. in Biology from the University of Notre Dame and a B.Ph.. in Theology and Philosophy from Laval University. He is Chairman of the Board of Access Pharmaceutical Corporation and a director of Cytrx, Inc., Discovery Ltd. and several privately held companies. Mr. McDade resigned as a director effective April 2000.

     M. David Titus became a director in April 1990. Mr. Titus is currently a General Partner of Windward Ventures Management, L.P., a venture capital firm, which he founded in November 1997. Prior to founding Windward Ventures Management, L.P., Mr. Titus was Managing Director of Windward Ventures, a venture capital consulting and investment firm, which he founded in 1993. From May 1986 to December 1992, he served in various capacities at Technology Funding, Inc., a venture capital firm, including Group Vice President, Technology Funding, Inc. and General Partner of Technology Funding Limited. Prior to joining Technology Funding, Inc. in May 1986, Mr. Titus was a founder and Senior Vice President of the Technology Division of Silicon Valley Bank. Mr. Titus earned a B.A. in Economics from the University of California, Santa Barbara. He is a director of several privately held companies.


SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934 COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who are the beneficial owners of more than 10% of the Common Stock to file initial reports of ownership and reports of changes in ownership of the Common Stock with the United States Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such forms furnished to the Company and the written representations that no other reports were required, during the period from January 1, 1999 to December 31, 1999, all officers, directors and beneficial owners of more than 10% of the Common Stock complied with all Section 16(a) requirements, except as noted below. Each of Mr. Israelsen and Mr. White inadvertently failed to timely file their respective Form 3. Each of Mr. Berg, Mr. Bellamy, Mr. Israelsen, Mr. McDade, Mr. Raab, Mr. Titus, Ms. Conte, Dr. Reaven, Dr. King, Dr. Carlson, Dr. Chow and Mr. White inadvertently failed to timely file their respective Form 5. Each of Mr. Berg, Mr. Bellamy, Mr. McDade, Mr. Raab, Mr. Titus, Ms. Conte, Dr. Reaven, Dr. King, Dr. Carlson, Dr. Chow and Mr. White inadvertently missed a filing deadline for Form 4 for an event occuring on February 1, 2000; the required Form 4 will be filed shortly. Mr. Israelsen inadvertently missed a filing deadline for one transaction effected on January 28, 2000; the required Form 4 will be filed shortly.


ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each non-employee Board member receives an annual retainer fee of $10,000, provided the non-employee Board member attends at least 75% of the Board meetings. In addition, non-employee Board members are reimbursed for reasonable expenses incurred in connection with their attendance at such meetings. None of the Board members received such annual retainer fee in 1999. Directors who are employees of the Company do not receive any compensation for their service as directors.

     Under the revised Automatic Option Grant Program in effect under the 1992 Plan, a special one-time option grant was made on February 1, 2000 to each individual serving as a non-employee Board member at that time. The option allows each such non-employee Board member to purchase that number of shares of Common Stock equal to one half of one percent (0.5%) of the number of voting shares of the Company's capital stock outstanding at that time. Each individual who first joins the Board as a non-employee Board member will, upon his or her initial appointment or election to the Board, receive a special one-time option grant for that number of shares of Common Stock equal to one half of one percent (0.5%) of the number of voting shares of the Company's capital stock outstanding on February 1, 2000, provided such individual has not previously been the Company's employ. Such grant is in lieu of the 20-share option grant currently provided under the program for newly-appointed or elected non-employee Board members and the number of shares subject to such grant will be adjusted for any subsequent changes in the Company's capital structure resulting from stock dividends, stock splits, or other similar transactions. Each automatic option grant has a maximum term of 10 years. Each automatic grant becomes exercisable for the option shares in a series of 48 successive equal monthly installments over the optionee's period of continued Board service, measured from the grant date. The option would, however, become immediately exercisable for all the option shares upon certain changes in control or ownership of the Company.

     The Company did not issue such grant under the revised Automatic Option Grant Program to the non-employee Board members on February 1, 2000 as the Company already issued a similar grant under the Series R Preferred Stock Option Plan.

     Messrs. Bellamy, Berg, Israelsen, McDade and Titus each received, on December 14, 1999, an option grant for 5,736 shares of Series R Preferred Stock under the Series R Preferred Stock Option Plan adopted in September 1999 (the "Series R Plan") with an exercise price per share of $10.25, the fair market value per share of Series R Preferred Stock on that date. Mr. Raab received on December 14, 1999, an option grant for 11,472 shares of Series R Preferred Stock under the Series R Plan with an exercise price per share of $10.25, the fair market value per share of Series R Preferred Stock on that date. Each share of Series R Preferred Stock was automatically converted on February 1, 2000 into 31 shares of Common Stock, such that these options are currently exercisable in shares of Common Stock commencing on February 1, 2000.

     In January 1999, the Company entered into a consulting agreement with Mr. Loren D. Israelsen, a director of the Company, pursuant to which he is to serve as an interim Chief Executive Officer of Shaman's Botanicals division. Under this agreement, Mr. Israelsen was paid a total of $30,000 for his service in January and February 1999. In addition, upon further funding of the Company, Mr. Israelsen is to be paid $10,000 in deferred consulting expenses and a project retainer to help close a corporate deal for Shaman's Botanicals division. Such retainer will be paid in three installments. Mr. Israelsen will also receive a success payment for each corporate partnership venture, which is a percentage of the up front fee received from a partner, which fee shall vary from three to five percent depending upon the timing of closing such partnership. In August 1999, the Company issued Mr. Israelsen 19,000 shares of Series R Preferred Stock at $15.00 per share in exchange for consulting services provided in 1999.

     No other compensation was paid or accrued for directors of the Company with respect to their 1999 services as directors of or consultants to the Company.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation earned, for services rendered in all capacities to the Company, for each of the last three fiscal years by (i) the Company's Chief Executive Officer and (ii) the four other highest paid executive officers serving as such at the end of the 1999 fiscal year whose salary and bonus for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer who would otherwise have been included in such table on the basis of fiscal year 1999 salary and bonus resigned or terminated employment during the year.

                                              SUMMARY COMPENSATION TABLE

                                                       Annual Compensation                              Long-Term Compensation
                                            ----------------------------------------------      ------------------------------------
                                                                                                   Awards
                                            ----------------------------------------------------------------------------------------
                                                                                                  Securities
                                                                             Other Annual         Underlying           All Other
Name and Principal Position        Year     Salary($)(1)      Bonus ($)     Compensation($)     Options/ SARS(#)     Compensation($)
------------------------------     ----     ------------      ---------     ---------------     ----------------     ---------------

 Lisa A. Conte                     1999      287,700(2)           --              --              2,489,331(4)             --
   President, Chief Executive      1998      311,537(4)        3,000(5)           --                  2,045(6)             --
   Officer and Chief Financial     1997      312,901(7)       91,689(8)           --                    295(6)             --
   Officer

 Steven R. King, Ph.D.             1999      173,872              --              --                775,000(3)             --
   Senior Vice President,          1998      179,329           3,000(5)           --                    149(6)             --
   Ethnobotany and Conservation    1997      176,202          40,000(9)           --                     --                --

 Thomas F. White                   1999      134,650              --              --                533,417(3)             --
   Senior Vice President,          1998           --              --              --                     --                --
   Commercial Strategy and         1997           --              --              --                     --                --
   Chief Sales and Marketing
   Officer

 John W.S. Chow, Ph.D.             1999      166,447              --              --                372,000(3)         77,712(10)
   Vice President, Technical       1998      113,807          10,000(11)          --                     65(6)         56,281(12)
   Operations                      1997           --              --              --                     --                --

 Thomas Carlson, M.D.              1999      157,467              --              --                527,000(3)             --
   Vice President, Medical         1998      157,800           3,000(5)           --                      3(6)             --
   Ethnobotany                     1997      150,651              --              --                     --                --

------------------------------

(1)   Includes amounts deferred under the Company's Internal Revenue Code
      Section 401(k) Plan and the Company's Section 125 Plan.
(2) Includes $58,489 and $2,366 attributable to childcare costs and family travel, respectively.

(3) Represents shares of Common Stock granted under the Series R Plan. Each share of the Series R Preferred Stock was automatically converted on February 1, 2000 into 31 shares of Common Stock, such that these options are currently exercisable in shares of Common Stock at an exercise price of $0.3396 per share commencing on February 1, 2000.
(4) Includes $59,573 and $13,431 attributable to childcare costs and family travel, respectively.
(5) Represents all employees bonus paid in 1998 for achievement of the Company's milestones in 1997.
(6) All previously granted Common Stock options were surrendered for cancellation upon issuance of shares under the 1999 Series R Plan.
(7) Includes $61,214 and $27,287 attributable to childcare costs and family travel, respectively.
(8)   Includes $75,000 paid in 1998 for achievement of milestones in 1997.
(9)   Represents bonus paid in 1998 for achievement of milestones in 1997.
(10)  Represents indebtedness for which repayment was forgiven in 1999.
(11)  Represents sign-on bonus.
(12) Includes $53,000 as a housing subsidy and $3,281 for travel expenses in 1998.


     The following table contains information concerning the grant of stock options under the 1999 Stock Option Plan to the Named Officers during the 1999 fiscal year. Except for the limited stock appreciation right described in footnote (2) below which formed part of the option grant made to each Named Officer, no stock appreciation rights were granted to such Named Officers during the 1999 fiscal year.

                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                                Potential Realizable
                                                                                                                  Value at Assumed
                                                                                                               Annual Rates of Stock
                                                                                                                 Price Appreciation
                                          Individual Grants                                                     for Option Term (1)
                            -------------------------------------------------------------------------------   ----------------------
                            Number of Securities       % of Total Options
                             Underlying Options/       Granted to Employees      Exercise       Expiration       5%          10%
 Name                        SARS Granted(#)(2)          in Fiscal Year         ($/Share)(3)       Date       12/31/99     12/31/99
----------------------      ---------------------      --------------------     ------------    -----------   --------    ----------

Lisa A. Conte                   2,489,331(4)                 31.39%               $0.3396        12/14/09      531,653     1,347,313

Steven R. King, Ph.D.             775,000(4)                  9.77%               $0.3396        12/14/09      165,519       419,457

Thomas F. White                   533,417(5)                  6.73%               $0.3396        12/14/09      113,923       288,704

Thomas Carlson, M.D.              527,000(4)                  6.65%               $0.3396        12/14/09      122,553       285,231

John W.S. Chow, Ph.D.             372,000(5)                  4.69%               $0.3396        12/14/09       79,449       201,339

--------------------
(1) Potential realizable value is based on assumption that the market price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year option term. There can be no assurance that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. As of April 24, 2000, the exercise price of all options was higher than the trading price of the stock on that date.

(2) Represents shares of Common Stock granted under the Sereis R Plan. Each share of Series R Preferred Stock was automatically converted on February 1, 2000 into 31 shares of Common Stock, such that these options are currently exercisable in shares of Common Stock at an exercise price of $0.3396 per share commencing on February 1, 2000. Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company. However, each of the options granted to the named executive officers will become immediately exercisable in full upon an acquisition of the Company by merger or asset sale, unless the option is assumed by the successor entity. Each option includes a limited stock appreciation right which will result in the cancellation of that option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender for securities possessing more than 50% of the combined voting power of the Company's outstanding voting securities. In return for the cancelled option, the optionee will receive a cash distribution per cancelled option share equal to the excess of (i) the highest price paid per share of the Company's Common Stock in such hostile tender offer over (ii) the exercise price payable per share under the cancelled option.

(3) The exercise price may be paid in cash or in shares of Common Stock (valued at fair market value on the exercise date) or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise. The optionee may be permitted, subject to the approval of the Plan Administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of Common Stock) in satisfaction of such tax liability.

(4) The option is immediately exercisable on December 14, 1999 for 41.66% of the optioned shares; 8.34% of the optioned shares vest in equal monthly installments upon the completion of each additional month of employment from December 10, 1999 through February 1, 2000; 25% of the optioned shares vest in equal monthly installments upon the completion of each additional month of employment service in year two, commencing February 1,

      2000; and 25% vest in equal monthly installments upon the completion of each additional month of employment service in year three, commencing February 1, 2001.

(5) The option is immediately exercisable on December 14, 1999 for 20.83% of the optioned shares; 4.17% of the optioned shares vest in equal monthly installments upon the completion of each additional month of employment from December 10, 1999 through February 1, 2000; 37.5% of the optioned shares vest in equal monthly installments upon the completion of each additional month of employment service in year two, commencing February 1, 2000; and 37.5% vest in equal monthly installments upon the completion of each additional month of employment service in year three, commencing February 1, 2001.


OPTION EXERCISES AND HOLDINGS

      The following table provides information with respect to the Named Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year (as of December 31, 1999). No stock appreciation rights were exercised during such fiscal year and except for the limited stock appreciation right described in Footnote (2) to the Stock Option/SAR Grants Table which forms part of each outstanding stock option, no stock appreciation rights were outstanding at the end of that fiscal year.

                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION VALUES

                                                                                                          Value of Unexercised
                                                                                                     In-the- Money Options at FY-End
                                                                          Number of Securities         (Market price of shares at
                                                Value Realized          Underlying Unexercised         FY-End less exercise price)
                                               (Market price at         Options at FY-End (#)(1)                  ($)(2)
                          Shares Acquired     exercise date less     ---------------------------------------------------------------
       Name               on Exercise(#)      exercise price)($)      Exercisable     Unexercisable     Exercisable    Unexercisable
---------------------    ----------------     -------------------    -------------    -------------    -------------   -------------

Lisa A. Conte                   --                   --                1,037,198        1,452,133         $218,226        $305,529

Steven R. King, Ph.D.           --                   --                  322,927          452,073         $ 67,944        $ 95,116

Thomas F. White                 --                   --                   97,780          435,637         $ 20,573        $ 91,658

Thomas Carlson, M.D.            --                   --                  219,573          307,427         $ 46,198        $ 64,683

John W.S. Chow, Ph.D.           --                   --                   77,500          294,500         $ 16,306        $ 61,963

----------------------

(1) Represents shares of Common Stock granted under the Series R Plan. Each share of Series R Preferred Stock was automatically converted on February 1, 2000 into 31 shares of Common Stock, such that these options are currently exercisable in shares of Common Stock at an exercise price of $0.3396 per share commencing on February 1, 2000.

(2) Based on the fair market value of the Company's Common Stock on December 31, 1999 of $0.55 per share, the last sale price for the Common Stock as quoted on the OTC Bulletin Board. As of April 24, 2000, these options had no value since the exercise price of all options was higher than trading price of the stock on that date.


EMPLOYMENT CONTRACTS, TERMINATION AGREEMENTS AND CHANGE OF CONTROL AGREEMENTS

      On March 15, 1999, the Board of Directors approved a Change in Control provision concerning severance benefits for key executives. Pursuant to the provision, should their employment with the Company terminate within 12 months after a Change in Control, for any reason other than for cause, they will be entitled to receive in one lump sum payment the cash equivalent of 12 months of base salary plus any benefits to which they would otherwise be entitled. In connection with these severance benefits, the Company has agreed to pay the premiums for any COBRA coverage to which these individuals or their spouse or dependents are entitled under a Company sponsored medical plan after a Change in Control. In addition, in the event of a Change in Control, all of the options held by such key executives will automatically become fully vested and exercisable. Such executives' exercisable shares will be fixed at the termination of their employment and they will have a period of 90 days from their termination date to purchase such exercisable shares, as set forth in the stock option agreements applicable to their options.

      On March 30, 1998, the Company entered into a letter agreement with John W.S. Chow, Ph.D. pursuant to which he is to serve as Vice President, Technical Operations, commencing in May 1998. Pursuant to the letter agreement, Dr. Chow is to be paid an annual salary of $165,000 in addition to the sign-on bonus paid to him in the amount of $10,000 and he is to be reimbursed, in an amount not to exceed $25,000, for closing costs incurred in the sale of his former residence in New Jersey and the purchase of his new residence in the Bay Area. Dr. Chow will, however, be obligated to repay a prorated portion of both the sign-on bonus and the reimbursed closing costs should he resign from the Company within two years after his hire date. Dr. Chow was also granted an option for 50 shares of Common Stock on May 15, 1998 with an exercise price per share of $4,937.50, the fair market value per share of Common Stock on that date. The option will become exercisable in a series of monthly installments over the four year period measured from the grant date as follows: 10% of the option shares will become exercisable upon his completion of six months of employment measured from such grant date, an additional 30% of the option shares will become exercisable in a series of 18 successive equal monthly installments upon his completion of each additional month of employment over the next 18 months thereafter and the remaining 60% of the option shares will become exercisable in a series of 24 successive equal monthly installments upon his completion of each additional month of employment during the 3rd and 4th years of employment measured from the grant date. Dr. Chow was also granted an additional 15 shares of Common Stock on May 15, 1998 with an exercise price of $4,937.50, the fair market value per share of Common Stock on that date. The 15-share grant will become exercisable as follows: 8 shares upon Dr. Chow's completion of three years of employment measured from the grant date and the remaining 7 shares upon his completion of four years of employment measured from the grant date. Dr. Chow surrendered these options upon granting the Series R Preferred Stock option on December 14, 1999. The Company further agreed to pay Dr. Chow's reasonable moving expenses in an amount not to exceed $20,000 and to provide him with an apartment for up to four months at a rental not to exceed $2,500 per month. Should the Company terminate Dr. Chow's employment for any reason other than for cause prior to May 1, 2001, the Company will continue to pay Dr. Chow's base salary plus benefits on a monthly basis for up to six months or until Dr. Chow obtains near full-time employment or consulting of at least 80% of his time, whichever occurs sooner. The Company also extended a $300,000 loan to Dr. Chow in connection with his purchase of a new residence in the Bay Area. See "Certain Relationships and Related Transactions."

      None of the Company's other executive officers have employment agreements with the Company and their employment may be terminated at any time at the discretion of the Board of Directors. As administrator of the Plan, the Compensation Committee has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer and the Company's other executive officers or any unvested shares actually held by those individuals under the Plan upon a change in control of the Company effected through a successful tender offer for more than 50% of the Company's outstanding voting securities or through a change in the majority of the Board as a result of one or more contested elections for Board membership.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the 1999 fiscal year, Herbert H. McDade and Adrian D.P. Bellamy served as members of the Compensation Committee of the Board of Directors. No member of the Compensation Committee was, at any time during the 1999 fiscal year or at any earlier time, an officer or employee of the Company.

      No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Common Stock as of April 24, 2000 by (i) all persons who are beneficial owners of five percent or more of the Common Stock, (ii) each director, (iii) the Named Officers in the Summary Compensation Table above and (iv) all current directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Shares of Common Stock subject to options, warrants or convertible promissory notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 24, 2000 are deemed to be beneficially owned by the person holding such option, warrant or convertible promissory notes for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based upon such information furnished by such owners, have sole investment power with respect to such shares, subject to community property laws where applicable.

                                                              Shares of Common Stock Owned
                                                      -------------------------------------------
 Name and Address of Beneficial Owner(1)                   Number                 Percent(2)
-----------------------------------------------       ---------------      ----------------------
 Vulcan Ventures, Inc..........................         8,676,476(3)             18.77%
   110-110th Avenue NW,  Suite 550
   Bellevue, WA  98084
 Madalyn T. Ciocca.............................         8,662,650(4)             18.75%
   157 West 78th Street, #6
   New York, NY 10024
 Alcamin Anstalt...............................         7,087,077(5)             15.88%
   666  Fifth Avenue
   Suite 158
   New York, NY 10103-0001
  ArtXChange...................................         5,256,667(6)             12.28%
   866 East Gwinn Place
   Seattle, WA 98102
 John Lyddon...................................         4,823,151(7)             11.39%
   1750 Star Hill Road
   Woodside, CA 94062
 Lipha S.A.....................................         4,135,099                11.02%
   37 rue Saint-Romain
   69379 Lyon cedex 08
   France
 Tradewinds Offshore Fund, Ltd.(8)(12).........         5,009,151(9)             11.77%
   c/o  Tradewinds  Financial Corporation
        591 Redwood Hwy, Ste 2355
        Mill Valley, CA 94941
 Tradewinds Debt Strategies Fund, L.P.(8)(12)..         4,664,521(10)            11.05%
   c/o  Tradewinds  Financial Corporation
        591 Redwood Hwy, Ste 2355
        Mill Valley, CA 94941
 Scott P. Peters(8)............................         4,630,647(11)            11.33%
   c/o  Tradewinds  Financial Corporation
        591 Redwood Hwy, Ste 2355
        Mill Valley, CA 94941
 Feehan Partners, LP(12).......................         2,464,007(13)             6.16%
   c/o  Tradewinds  Financial Corporation
        591 Redwood Hwy, Ste 2355
        Mill Valley, CA 94941
 Robert W. Scannell Roth IRA(12)...............         2,198,992(14)             5.53%
   c/o  Tradewinds  Financial Corporation
        591 Redwood Hwy, Ste 2355
        Mill Valley, CA 94941
 Tom Huzella...................................         2,100,000(15)             5.44%
   1201 N. Swinton Ave.
   Delray Beach, FL 33444
 Lisa A. Conte.................................         1,543,011(16)             4.10%
 John W.S. Chow................................           160,177(17)                *
 Thomas Carlson, M.D...........................           319,816(18)                *
 Steven R. King, Ph.D..........................           467,583(19)             1.25%
 Gerald R. Reaven, M.D.........................            33,341(20)                *
 Tom White.....................................           203,113(21)                *
 Adrian D.P. Bellamy...........................           256,122(22)                *
 Jeffrey Berg..................................           177,816(23)                *
 Loren D. Israelsen............................           177,817(24)                *
 G. Kirk Raab..................................           441,887(25)             1.18%



                                                              Shares of Common Stock Owned
                                                      -------------------------------------------
 Name and Address of Beneficial Owner(1)-Con't            Number                 Percent(2)
-----------------------------------------------       ---------------      ----------------------

 M. David Titus................................           222,991(26)                *
 Directors and officers as a group.............         4,191,812(27)            11.11%

----------------------------------------
  *   Less than 1.0%

(1) This table is based upon information supplied to us by executive officers, directors and stockholders owning greater than five percent, as set forth in filings required by the Securities and Exchange Commission or as otherwise provided. The address of each officer and director identified in this table is that of Shaman's executive offices, 213 East Grand Avenue, South San Francisco, CA 94080.

(2) Percentage of beneficial ownership is calculated assuming 37,537,058 shares of Common Stock were outstanding as of April 24, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible promissory notes currently exercisable or convertible or exercisable or convertible within 60 days April 24, 2000, are included in the number of shares outstanding for computing the percentage of the person holding such option, warrant or convertible promissory note but are not included in the number of shares outstanding for computing the percentage of any other person.

(3) Includes 5,258,323 shares issuable upon exercise of outstanding warrants within 60 days of April 24, 2000. Does not include 20,000 shares of Series C Preferred Stock which is convertible to a certain number of shares of Common Stock, such number which shall be determined in accordance with Shaman's certificate of incorporation. The certificate of incorporation prohibits conversion of the Series C Preferred Stock to the extent such conversion would cause the holder's beneficial ownership of Common Stock to exceed 4.9% of the outstanding shares of Common Stock.

(4) Includes 8,518,650 shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000.

(5) Includes 6,787,075 shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000.

(6) Represents shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000.

(7) Represents shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000.

(8) Mr. Scott Peters is an affiliate of Tradewinds Offshore, Ltd. and Tradewinds Debt Strategies Fund, L.P. with voting and dispositive power over the shares of such entities. Therefore, Mr. Peters may be deemed the beneficial owner of such shares.

(9) Includes 4,823,151 shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000.

(10) Includes 3,858,521 shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000.

(11) Includes 3,408,360 shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000 and 643,087 shares held by Atlas Defined Contribution Plan which shares are issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000. Mr. Peters is an affiliate of Atlas Defined Contribution Plan with voting and dispositive power over the shares of such entities. Therefore, Mr. Peters may be deemed the beneficial owner of such shares.

(12) Mr. Robert Scannell is an affiliate of Tradewinds Offshore, Ltd., Tradewinds Debt Strategies Fund, L.P. and Feehan Partners, LP with voting and dispositive power over the shares of such entities. Therefore, Mr. Scannell may be deemed the beneficial owner of such shares.

(13) Includes 2,443,730 shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000.

(14) Includes 1,929,260 shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000.

(15) Includes 950,000 shares issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24, 2000 and 950,000 shares held by Practice Soluctions, Inc. which shares are issuable upon conversion and exercisable of outstanding convertible promissory notes and warrants within 60 days of April 24,

      2000. Mr. Huzella is an affiliate of Practic Solutions, Inc. with voting and dispositive power over the shares of such entity. Therefore, Mr. Huzella may be deemed the beneficial owner of such shares.

(16) Includes 77,500 shares issuable upon exercise of outstanding warrants and 1,452,122 shares issuable upon exercise of options within 60 days of April 24, 2000.

(17) Includes 20,677 shares issuable upon exercise of outstanding warrants and 139,500 shares issuable upon exercise of options within 60 days of April 24, 2000.

(18) Includes 12,400 shares issuable upon exercise of outstanding warrants and 307,416 shares issuable upon exercise of options within 60 days of April 24, 2000.

(19) Includes 15,500 shares issuable upon exercise of outstanding warrants and 452,083 shares issuable upon exercise of options within 60 days of April 24, 2000.

(20) Includes 33,340 shares issuable upon exercise of options within 60 days of April 24, 2000.

(21) Includes 200,012 shares issuable upon exercise of options within 60 days of April 24, 2000.

(22) Includes 25,823 shares issuable upon exercise of outstanding warrants and 177,816 shares issuable upon exercise of options within 60 days of April 24, 2000.

(23) Represents shares issuable upon exercise of options within 60 days of April 24, 2000.

(24) Includes 177,816 shares issuable upon exercise of options within 60 days of April 24, 2000.

(25) Includes 25,823 shares issuable upon exercise of outstanding warrants and 355,632 shares issuable upon exercise of options within 60 days of April 24, 2000. Does not include 1,500 shares of Series C Preferred Stock which is convertible to a certain number of shares of Common Stock, such number which shall be determined in accordance with Shaman's certificate of incorporation. The certificate of incorporation prohibits conversion of the Series C Preferred Stock to the extent such conversion would cause the holder's beneficial ownership of Common Stock to exceed 4.9% of the outstanding shares of Common Stock.

(26) Includes 177,816 shares issuable upon exercise of options within 60 days of April 24, 2000.

(27) Represents total shares held by directors and officers listed above. Includes 188,046 shares issuable upon exercise of outstanding warrants and 3,829,185 shares issuable upon exercise of options within 60 days of April 24, 2000.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      On June 17, 1998, the Company loaned $300,000 to John W.S. Chow, Ph.D., the Vice President, Technical Operations, to reimburse him for a reasonable difference between the purchase price of his residence in the Bay Area and the cost of comparable housing in New Jersey, his former state of residence. The loan is evidenced by his promissory note of the same date which will become due and payable in a series of five successive equal annual installments, with the first such installment due on June 25, 1999. The note will bear interest at a variable per annum rate equal to the short-term applicable federal rate in effect under the federal tax laws for January of each calendar year the loan remains outstanding. Accordingly, the interest rate in effect for the period Dr. Chow's note was outstanding during the 1998 calendar year was 5.52%. Accrued and unpaid interest will become due and payable each year on the same date the principal installment for that year becomes payable. Each installment of principal and accrued interest will automatically be forgiven as that installment becomes due, provided Dr. Chow continues in the Company's employ. However, the entire unpaid balance of the note, together with all accrued and unpaid interest, will become immediately due and payable upon Dr. Chow's termination of employment with the Company prior to June 25, 2003, unless Dr. Chow's employment is involuntarily terminated by the Company other than for cause. In the event (i) the Company terminates Dr. Chow's employment for any reason other than for cause or (ii) Dr. Chow's employment terminates by reason of his death or disability, then the entire principal balance of the note plus accrued interest will be forgiven. The amount outstanding on Dr. Chow's note (including accrued interest) was approximately $260,006 as of December 31, 1999 and the highest amount outstanding on that note during the 1998 fiscal year was $308,729.


INDEMNIFICATION AGREEMENTS

      Shaman's Certificate of Incorporation limits, to the maximum extent permitted by Delaware Law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. Our Bylaws provide that we will indemnify our officers, directors, employees and agents to the full extent permitted by the general corporation law of Delaware. We have entered into indemnification agreements with our officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware Law. The indemnification agreements may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance, if available on reasonable terms. We currently maintain directors' and officers' insurance.

      Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Delaware Law does not permit a corporation to eliminate a director's duty of care and the provisions of our Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


      Exhibit No.          Description of Exhibit
      ------------      ------------------------------
         23.1           Consent of Ernest & Young LLP.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 1, 2000                       SHAMAN PHARMACEUTICALS, INC.

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

    NAME                              TITLE                             DATE
 ---------                            -----                             ----


/s/ Lisa A. Conte          President, Chief Executive Officer,       May 1, 2000
_________________________  Chief Financial Officer and Director
    Lisa A. Conte         (principal executive and financial officer)


/s/ Adrian D.P. Bellamy*   Director                                  May 1, 2000
__________________________
    Adrian D.P. Bellamy


/s/ Jeffrey Berg*          Director                                  May 1, 2000
__________________________
    Jeffrey Berg


/s/ Loren D. Israelsen*    Director                                  May 1, 2000
__________________________
    Loren D. Israelsen


/s/ G. Kirk Raab*          Chairman of the Board                     May 1, 2000
_________________________
    G. Kirk Raab


/s/ M. David Titus*        Director                                  May 1, 2000
__________________________
    M. David Titus


*By:  /s/ Lisa A. Conte                                              May 1, 2000
__________________________
Lisa A. Conte, Attorney-in-fact

                                                                    EXHIBIT 23.2



                CONSENT OF ERNST & YOUN LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-66450, No. 33-93938, No. 333-30365, No. 333-09169 and No.
333-96323) pertaining to the Company's 1992 Stock Option Plan, the 1999 Series R Preferred Stock Option Plan, and in the Registration Statements (Form S-1 No. 333-78115, No. 333-86463) pertaining to the Company's Series R Convertible Preferred Stock, of our report dated February 11, 1999, with respect to the financial statements of Shaman Pharmaceuticals, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1999.


                                                  /s/ Ernst & Young, LLP

Palo Alto, California
March 30, 2000