Form 10-Q
period 2000-03-31
SHAMAN PHARMACEUTICALS INC
filed 2000-05-15
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                         Yes     X           No


Number of shares of Common Stock, $.001 par value, outstanding as of April 30, 2000: 38,108,762

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 MARCH 31, 2000

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I                FINANCIAL INFORMATION

Item 1.      Financial Statements and Notes

             Condensed Balance Sheets as of March 31, 2000 (unaudited)
             and December 31, 1999                                           3

             Condensed Statements of Operations for the three months
             ended March 31, 2000 and March 31, 1999 (unaudited)             4

             Condensed Statements of Cash Flows for the three months
             ended March 31, 2000 and March 31, 1999 (unaudited)             5

             Notes to Condensed Financial Statements                         6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk     12

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                              21

Item 2.      Changes in Securities; use of proceeds                         21

Item 3.      Defaults in Senior Securities                                  21

Item 4.      Submission of Matters to a Vote of Security Holders            21

Item 5.      Other Information                                              22

Item 6.      Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                                  24

      All information contained in this Report on Form 10-Q reflects a 1-for-20 reverse stock split of the common stock effected on June 22, 1999 and a 1-for-50 reverse stock split of the common stock effected on January 31, 2000.


PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes

                                                    SHAMAN PHARMACEUTICALS, INC.
                                                      CONDENSED BALANCE SHEETS
                                                                                         March 31,            December 31,
                                                                                           2000                   1999
                                                                                       ------------           ------------
                                                                                       (Unaudited)
                      A S S E T S

Current assets:
   Cash and cash equivalents ...................................................      $   2,229,506           $   1,171,798
   Accounts receivable (net allowance for uncollectible accounts
     of $116,000 as of March 31, 2000 and December 31, 1999) ...................            329,184                 337,537
   Inventory ...................................................................          1,879,099               1,718,491
   Amounts  due from employees .................................................            140,369                 153,392
   Prepaid expenses and other current assets ...................................            427,827                 127,662
                                                                                      -------------           -------------
                       Total current assets ....................................          5,005,985               3,508,880

Property and equipment, net ....................................................          1,656,475               1,818,712
Other assets ...................................................................            308,080                 308,080
                                                                                      -------------           -------------
      Total assets .............................................................      $   6,970,540           $   5,635,672
                                                                                      =============           =============

        LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
   Accounts payable and other accrued expenses .................................      $   1,308,308           $   1,528,746
   Accrued clinical trial costs ................................................            561,061                 585,040
   Accrued professional fees ...................................................            857,765                 888,553
   Accrued compensation ........................................................            210,148                 202,207
   Accrued interest ............................................................            451,422                 334,863
   Accrued restructuring costs .................................................          1,010,000               1,010,000
   Current installments of long-term obligations ...............................          3,890,578               1,927,366
                                                                                      -------------           -------------
      Total current liabilities ................................................          8,289,282               6,476,775

Long-term obligations, excluding current  installments .........................          1,131,070               1,194,991
Stockholders' equity (net capital deficiency):
   Preferred Stock .............................................................                 32                     877
   Common  Stock ...............................................................             37,596                   1,584
   Additional paid-in capital ..................................................        183,812,223             176,594,549
   Deferred compensation and other adjustments .................................            (10,450)                (14,691)
   Accumulated deficit .........................................................       (186,289,213)           (178,618,413)
                                                                                      -------------           -------------
      Total stockholders' equity (net capital deficiency) ......................         (2,449,812)             (2,036,094)
                                                                                      -------------           -------------
      Total liabilities and stockholders' equity (net capital deficiency) ......      $   6,970,540           $   5,635,672
                                                                                      =============           =============

NOTE: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to condensed financial statements.


                                                   SHAMAN PHARMACEUTICALS, INC.
                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                    ----------------------------------------
                                                                                         2000                     1999
                                                                                    ---------------          ---------------

Revenues:
   Product Sales ...............................................................      $     52,869            $         --
   Less sales returns and allowances............................................                --                      --
                                                                                      ------------            ------------
       Net product sales .......................................................            52,869                      --
   Collaborative agreements ....................................................                --                      --
                                                                                      ------------            ------------
Total revenues .................................................................      $     52,869                      --

Operating expenses:
    Cost of goods sold .........................................................            13,366                      --
    Research and development ...................................................           993,161               2,468,118
    Marketing, general and administrative.......................................         1,221,135               1,493,783
    Restructuring costs ........................................................                --               2,188,857
                                                                                      ------------            ------------
         Total operating expense ...............................................      $  2,227,662            $  6,150,758

Loss from operations ...........................................................        (2,174,793)             (6,150,758)

    Interest income ............................................................            16,193                  73,878
    Interest expense  (cash) ...................................................          (153,519)               (190,568)
    Interest expense (non-cash) ................................................        (2,880,161)                (68,607)
                                                                                      ------------            ------------
Net (loss) .....................................................................      $ (5,192,280)           $ (6,336,055)
Preferred  Stock dividends .....................................................        (2,478,520)             (2,273,614)
                                                                                      ------------            ------------
Net loss applicable to common stockholders......................................      $ (7,670,800)           $ (8,609,669)
                                                                                      ============            ============

Basic and diluted net loss per common share.....................................             (0.32)                (258.90)

Shares used in the calculation of basic and diluted net loss per common share...        24,217,000                  33,255



See Notes to condensed financial statements.


                                                    SHAMAN PHARMACEUTICALS, INC.
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            Increase (Decrease) in Cash and Cash Equivalents
                                                           (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                      -------------------------------------
                                                                                          2000                    1999
                                                                                      -------------           -------------
Operating activities:

Net loss .......................................................................       $ (5,192,280)           $ (6,336,055)
Adjustments to reconcile net loss applicable to Common Stockholders to net cash used in operating activities:
   Depreciation ................................................................            169,574                 170,749
   Non-cash interest expense on amortization of debt discounts and
      beneficial conversion ....................................................          2,870,455                 108,702
   Loss on disposal of fixed assets ............................................                 --                 121,696
   Payment of interest in Common Stock .........................................             13,947                  14,607
   Issuance of convertible promissory notes to consultants for
      services rendered.........................................................            150,000                      --
Changes in operating assets and liabilities:
   Trade accounts receivable ...................................................              8,353                      --
   Inventory ...................................................................           (160,608)                     --
   Prepaid expenses, current assets and other assets ...........................            (76,831)                (93,999)
   Accounts payable, accrued professional fees, accrued compensation,
      accrued clinical trial costs and contract research advances ..............           (150,703)                392,523
                                                                                         ----------              ----------
Net cash used in operating activities ..........................................         (2,368,093)             (5,621,777)
                                                                                         ----------              ----------
Investing activities:
   Sales of available-for-sale investments .....................................                 --               2,288,589
   Proceeds on sale of fixed assets due to restructuring........................                 --                 235,636
   Capital expenditures ........................................................             (7,337)                (80,836)
   Employee loans, net of repayments and forgiveness of interest................             13,023                   8,622
                                                                                         ----------              ----------
Net cash provided by investing activities ......................................              5,686               2,452,011
                                                                                         ----------              ----------
Financing activities:
  Other Preferred Stock costs ..................................................            (18,143)               (24,941)
  Proceeds from exercise of stock options and warrants..........................            739,670                     --
  Principal payments on long-term obligations ..................................           (651,412)              (985,853)
  Proceeds from the issuance of convertible notes ..............................          3,350,000                     --
                                                                                         ----------             ----------
Net cash provided by (used in) financing activities ............................          3,420,115             (1,010,794)
                                                                                         ----------             ----------
Net increase (decrease) in cash and cash equivalents ...........................          1,057,708             (4,180,560)
Cash and cash equivalents at beginning of period ...............................          1,171,798              5,887,496
                                                                                         ----------             ----------
Cash and cash equivalents at end of period .....................................       $  2,229,506           $  1,706,936
                                                                                         ==========             ==========

See Notes to condensed financial statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      Shaman Pharmaceuticals, Inc., through the main operating division of Shaman.com, is focused on the discovery, development and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. The Company was incorporated in Delaware on December 21, 1992 and maintains its offices in South San Francisco, California. In September 1999, we began implementing our commercialization efforts through our botanicals division. Our commercialization plans include the use of community building initiatives on the Internet and other distribution channels, and are based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical product candidates for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

      In the second half of 2000, we intend to collaborate for the commercialization of our proprietary botanical products. Such collaboration may take the form of a partnership, licensing relationship, distribution agreement or other marketing arrangements. Shaman recently initiated a collaborative effort with one of the leading direct sell companies for the sale and promotion of Shaman's Diarrhea Formula to the community of those who suffer chronically, which includes approximately 50 million Irritable Bowel Syndrome ("IBS") sufferers in the United States.

      We anticipate that Shaman.com will provide information, education and entertainment through community building initiatives over the channels of the Internet, cable and television from the perspective of the knowledgeable and trusted voice of natural products. The goal of this effort is to bring natural medicine usage and informaiton to the mass market and to differentially expand the market for high quality products through communication of this information. Such efforts will create brand identity of the Shaman name as a provider of high quality natural products. Shaman.com's Syndrome X Community, with an installed base which has grown to several thousand since it was launched just weeks ago, is an example of such community content efforts.

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year. This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 1999.

      These unaudited interim financial statements have been prepared assuming that we will continue as a going concern. We need substantial working capital to fund our operations. As of March 31, 2000, we had cash, cash equivalents and short-term investment balances of approximately $2.2 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus the additional amount raised in April 2000 in connection with the issuance of convertible promissory notes will be sufficient to fund operations at the current level through the third quarter 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the third quarter 2000. In addition, unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and commercialize products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms when needed. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development or commercialization programs, which would have a material adverse effect on our business, financial condition and results of operations.


2.    ONE-FOR-50 REVERSE STOCK SPLIT

      On January 28, 2000, the stockholders approved and on January 31, 2000, Shaman effected a 1-for-50 reverse stock split of Shaman's outstanding Common Stock. All common share and per common share amounts have been restated to reflect the reverse stock split in all periods presented.


3.    CONVERSION OF SERIES R PREFERRED STOCK

      On February 1, 2000, the Series R Preferred Stock automatically converted into a number of shares of Common Stock equal to $15.00 divided by the conversion price then in effect. The conversion price was equal to the lesser of
(i) $1.00 or (ii) the price equal to 10% of the average closing sales price of Common Stock for the 10 trading days ending three trading days prior to February 1, 2000. On that day, the conversion price of the Series R Preferred Stock was $0.497 (taking into effect the 1-for-50 reverse stock split effectuated on January 31, 2000) and each share of Series R Preferred was converted into 31 shares of Common Stock. A total of 777,101 shares of Series R Preferred Stock were converted into 24,090,131 shares of Common Stock.


4.     ISSUANCE OF CONVERTIBLE PROMISSORY NOTES AND WARRANTS

     In February 2000, Shaman and a wholly-owned subsidiary of Shaman (the "Subsidiary") entered into a convertible note and warrant purchase agreement (the "Note Agreement") with certain investors (the "Note Holders") in connection with a bridge loan financing raising cash proceeds of approximately $3.0 million. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest were to automatically convert at the sole election of the Note Holders on April 30, 2000 into (i) shares of Shaman's Common Stock with a conversion price of $0.497 per share or (ii) capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. Warrants were issued in an amount equivalent to 40% of the dollar value of each Note Holders' loan participation. The exercise price of the warrants is equal to the conversion price of the Notes. These warrants are exercisable through April 2005. In March 2000, Shaman and the Note Holders amended the Note Agreement to increase the amount of the notes to be issued from $3.0 million to $4.0 million. In consideration for amending the Note Agreement, we amended the conversion price of the notes into Shaman's Common Stock from a conversion price of $0.497 to the lower of (i) $0.497 per share or (ii) 10 days weighted average price, with a floor of $0.30 per share. In April 2000, Shaman further amended the Note Agreement to increase the amount of the notes to be issued from $4.0 million to a total of $5.5 million. In consideration for such amendment, we further reduced the conversion price of the notes such that the unpaid principal and accrued interest automatically convert into Shaman's Common Stock with a conversion price of $0.15 per share. The Note Holders received additional warrants to purchase shares of Common Stock equal to 50% of the dollar value of their loan participation with an exercise price of $0.10 per share, which warrants are exercisable through August 30, 2000. Of the $5.5 million raised, we issued approximately $3.5 million to investors for cash and approximately $2.0 million to creditors and consultants of Shaman in exchange for services rendered. The initial sale and subsequent sale of such notes and warrants gave rise to significant non-cash interest expense due to the value of the warrants and beneficial conversion features. We filed a Registration Statement on Form S-3 with respect to the shares to be issued upon conversion or exercise of these convertible promissory notes and warrants. On May 9, 2000, a total of $5,587,781, which represents principal and accrued interest of the notes, was converted into 37,251,874 shares of Shaman's Common Stock.

      In February 2000, Shaman and the Subsidiary entered into a convertible promissory note agreement with an existing stockholder in connection with a bridge loan financing raising cash proceeds of $500,000. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest was to be automatically converted at a 40% discount on April 30, 2000 into capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. In April 2000, Shaman and the stockholder amended the agreement to extend payment terms by an additional 12 months. In consideration for amending the agreement, we issued warrants to this stockholder to purchase 5,000,000 shares of Shaman's Common Stock at an exercise price of $0.10 per share. These warrants are exercisable through April 30, 2001. The sale of such note and warrant gave rise to significant non-cash interest expense. We have filed a Registration Statement on Form S-3 with respect to the resale of shares to be issued upon exercise of these warrants.

      In February 2000, we amended the Term Loan Agreement between MMC/GATX Partnership No. 1 and Shaman Pharmaceuticals, Inc. (the "Loan Agreement") to permit Shaman to delay principal payments under the Loan Agreement. In connection with the amendment, we issued warrants to purchase 340,628 shares of Common Stock at an exercise price of $0.48387 per share. These warrants are exercisable commencing on February 2, 2000 and through the tenth anniversary of such date. The issuance of these warrants gave rise to significant non-cash interest expense. We have filed a Registration Statement on Form S-3 with respect to the resale of shares to be issued upon exercise of this warrant.

     In December 1999, we entered into a note purchase agreement (the "Note") with an existing stockholder in which we borrowed $200,000 to purchase inventory for our product, Normal Stool Formula ("NSF"). The loan is due and payable in May 2000 and the interest is accrued at an annual rate of 10.50%. The Note is secured by the inventory of our product, NSF. We have an option to extend the loan for another six months. In April 2000, we exercised our option to extend the loan for another six months so that the principal and accrued interest is now due in December 2000. In consideration for extending the loan, we issued to this stockholder warrants to purchase 201,207 shares of Common Stock at an exercise price of $0.497 per share. These warrants are exercisable through the fourth anniversary of this loan and will give rise to significant non-cash interest expense. We have filed a Registration Statement on Form S-3 with respect to the resale of shares to be issued upon exercise of this warrant.

                          SHAMAN PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are focused on the discovery, development, and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. In September 1999, we began implementing our commercialization efforts through our botanicals division. Our commercialization plans include the use of community building initiatives on the Internet and other distribution chanels, and are based on marketing our exclusive access to our proprietary branded products. We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical products for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

      In the second half of 2000, we intend to collaborate for the commercialization of our proprietary botanical products. Such collaboration may take the form of a partnership, licensing relationship, distribution agreement or other marketing arrangements. Shaman recently initiated a collaborative effort with one of the leading direct sell companies for the sale and promotion of Shaman's Diarrhea Formula to the community of those who suffer chronically, which includes approximately 50 million Irritable Bowel Syndrome (IBS) sufferers in the United States.

      We anticipate that Shaman.com will provide information, education and entertainment through community building initiatives over the channels of the Internet, cable and television from the perspective of the knowledgeable and trusted voice of natural products. The goal of this effort is to bring natural medicine usage and informaiton to the mass market and to differentially expand the market for high quality products through communication of this information. Such efforts will create brand identity of the Shaman name as a provider of high quality natural products. Shaman.com's Syndrome X Community, with an installed base which has grown to several thousand since it was launched just weeks ago, is an example of such community content efforts.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

      The results of operations for the quarter ended March 31, 1999 relate to our pharmaceutical operations and botanical operations. Since we ceased operations of our pharmaceutical business and focused our efforts in our botanical business in February 1999, our results of operations for the quarter ended March 31, 2000 are not comparable to the same period last year.

     Net sales from our first botanical dietary supplement product, Normal Stool Formula ("NSF") were $53,000 for the quarter ended March 31, 2000. These sales were predominantly direct sales by Shaman. As part of our Wholesale Distribution Agreement with Cardinal Distribution ("Cardinal"), Shaman agreed to exclusively distribute NSF to Medicine Shoppe retailers and certain HIV specialty pharmacies for a period of six months. This exclusivity expires on June 15, 2000. Cardinal's purchases in the fourth quarter 1999 were to fill the Medicine Shoppe distribution channel. Once Wholesale Distribution Agreement expires, we are free to expand distribution and sales of NSF to other retailers. The product was available via Internet and 800 telephone channels only starting July 30, 1999. Limited promotional support for NSF began in late September 1999. We recorded cost of goods sold of $13,000 for the NSF product.

      We incurred research and development expenses of $993,000 and $2.5 million for the quarters ended March 31, 2000 and 1999, respectively. Of the $2.5 million of research and development expenses incurred in the quarter ended March 31, 1999, $149,000 was related to the research and development of the botanicals division. This decrease was primarily attributable to the closing down of our pharmaceutical business as of February 1, 1999. Research and development expenses will vary in 2000 as we develop and commercialize new botanical products in the second half of the year.

      Marketing, general and administrative expenses were $1.2 million and $1.5 million for the quarters ended March 31, 2000 and 1999, respectively. Marketing, general and administrative expenses are expected to increase in 2000 as we continue to focus our efforts in our botanicals business and continue to promote NSF and future product candidates.

      Interest income was $16,000 and $74,000 for the quarters ended March 31, 2000 and 1999, respectively. Interest income decreased for the period ended March 31, 2000, compared with the period ended March 31, 1999, due to lower average cash and investment balances as we continue to fund our operations. Interest expense was $3.0 million and $259,000 for the quarters ended March 31, 2000 and 1999, respectively. Interest expense increased for the period ended March 31, 2000, compared with the period ended March 31, 1999 due to a $2.8 million non-cash interest charge related to the beneficial conversion feature of convertible notes and amortization of the warrants issued in connection with the issuance of the notes.

RESTRUCTURING EXPENSES

      On February 1, 1999, we initiated a restructuring plan in which we closed down the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all of our pharmaceutical compounds and focus our efforts on the development and commercialization of botanical dietary supplements. The restructuring plan included: cessation of pharmaceutical research and development activities and related operations; outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce); sale or disposal of all of our fixed assets that are not needed for our botanicals business; and the sub-lease of a portion of our facility.

      The termination of 60 employees occurred on February 1, 1999. The following table summarizes the Company's restructuring activities as of March 31, 2000.


                                                                                                       Accrued
                                                               Total        Net Cash                  Balance at
                                                           Restructuring    Outflow       Non-Cash     March 31,
               Category                                       Charges       (Inflow)        Items        2000
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
                                                             ========      ========       =======       =======


LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, our cash, cash equivalents and investments totaled approximately $2.2 million, compared with $1.2 million at December 31, 1999. We invest excess cash according to our investment policy that provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

     In February 2000, Shaman and the Subsidiary entered into a convertible note and warrant purchase agreement (the "Note Agreement") with certain investors (the "Note Holders") in connection with a bridge loan financing raising cash proceeds of approximately $3.0 million. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest were to automatically convert at the sole election of the Note Holders on April 30, 2000 into (i) shares of Shaman's Common Stock with a conversion price of $0.497 per share or
(ii) capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. Warrants were issued in an amount equivalent to 40% of the dollar value of each Note Holders' loan participation. The exercise price of the warrants is equal to the conversion price of the Notes. These warrants are exercisable through April 2005. In March 2000, Shaman and the Note Holders amended the Note Agreement to increase the amount of the notes to be issued from $3.0 million to $4.0 million. In consideration for amending the Note Agreement, we amended the conversion price of the notes into Shaman's Common Stock from a conversion price of $0.497 to the lower of (i) $0.497 per share or (ii) 10 days weighted average price, with a floor of $0.30 per share. In April 2000, Shaman further amended the Note Agreement to increase the amount of the notes to be issued from $4.0 million to a total of $5.5 million. In consideration for such amendment, we further reduced the conversion price of the notes such that the unpaid principal and accrued interest automatically convert into Shaman's Common Stock with a conversion price of $0.15 per share. The Note Holders received additional warrants to purchase shares of Common Stock equal to 50% of the dollar value of their loan participation with an exercise price of $0.10 per share, which warrants are exercisable through August 30, 2000. Of the $5.5 million raised, we issued approximately $3.5 million to investors for cash and approximately $2.0 million to creditors and consultants of Shaman in exchange for services rendered. The initial sale and subsequent sale of such notes and warrants gave rise to significant non-cash interest expense due to the value of the warrants and beneficial conversion features. We filed a Registration Statement on Form S-3 with respect to the shares to be issued upon conversion or exercise of these convertible promissory notes and warrants. On May 9, 2000, a total of $5,587,781, which represents principal and accrued interest of the notes, was converted into 37,251,874 shares of Shaman's Common Stock.

      In February 2000, Shaman and the Subsidiary entered into a convertible promissory note agreement with an existing stockholder in connection with a bridge loan financing raising cash proceeds of $500,000. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest was to be automatically converted at a 40% discount on April 30, 2000 into capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. In April 2000, Shaman and the stockholder amended the agreement to extend payment terms by an additional 12 months. In consideration for amending the agreement, we issued warrants to this stockholder to purchase 5,000,000 shares of Shaman's Common Stock at an exercise price of $0.10 per share. These warrants are exercisable through April 30, 2001. The sale of such note and warrant gave rise to significant non-cash interest expense. We have filed a Registration Statement on Form S-3 with respect to the resale of shares to be issued upon exercise of these warrants.

      We expect to continue to incur losses through 2000. We need substantial working capital to fund our operations. As of March 31, 2000, we had cash, cash equivalents and short-term investment balances of approximately $2.2 million. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus additional amounts raised in April 2000 in connection with the issuance of convertible promissory notes will be sufficient to fund operations at the current level through the third quarter 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the third quarter 2000. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis. Our auditors have included a paragraph in their report on the audited financial statements as of and for the year ended December 31, 1999 indicating that substantial doubt exists as to our ability to continue as a going concern.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms when needed. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development or commercialization programs, which would have a material adverse effect on our business, financial condition and results of operations.


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

      We have completed the assessment of all internal information technology and non-information technology systems that could be significantly affected by the Year 2000. We have incurred approximately $10,000 related to the Year 2000 compliance and completed our internal Year 2000 readiness program in December 1999. We also completed the querying of our significant suppliers and subcontractors regarding their Year 2000 remediation activities. To date, we are not aware of any external agent with a Year 2000 Issue that would materially impact our results of operations, liquidity or capital resources. However, we have no means of ensuring that external agents were Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

      We did not experience nor do we currently anticipate any material adverse effects on our business, results of operations or financial condition as a result of Year 2000 issues involving its internal use systems, third party products nor any of its software products. Costs incurred in readying for Year 2000 uncertainties, including contingency planning and remediation efforts were expensed as incurred. We do not anticipate any material costs remaining in connection with Year 2000 uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      NONE.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and also in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in our Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1999.


RISKS ASSOCIATED WITH OUR BUSINESS

IF WE DO NOT RAISE SIGNIFICANT ADDITIONAL CAPITAL, WE WILL BE UNABLE TO FUND CONTINUING OPERATIONS AND WILL LIKELY BE FORCED TO CEASE OPERATIONS

     We need substantial working capital to fund our operations. As of March 31, 2000, we had cash, cash equivalents and short-term investment balances of approximately $2.2 million. Our short and long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanical products, the success of any marketing efforts related to the botanical products and the success of any out-licensing efforts with respect to the pharmaceutical programs. Our projections show that cash on hand plus the additional amounts raised in April 2000 in connection with the issuance of convertible promissory notes will be sufficient to fund operations at the current level through the third quarter 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the third quarter 2000. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will therefore be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

      We will need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources to continue our research and development activities, fund operating expenses and prepare for commercialization of products. If we raise additional funds by issuing equity securities, current stockholders may experience significant dilution. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. We may be unable to obtain adequate financing on acceptable terms, if at all. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate one or more of our research, development or commercialization programs, or cease operations altogether, which would have a material adverse effect on our business, financial condition and results of operations. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.


WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant losses in each year since our founding in 1989 and expect to continue to incur losses for the foreseeable future. We incurred a net loss of approximately $5.2 million for the quarter ended March 31, 2000 and additional deemed dividends of $2.5 million incurred in connection with the issuance of Series R Preferred Stock and the issuance of convertible promissory notes and warrants. As of March 31, 2000, our accumulated deficit was approximately $186.3 million.

      If we are to become and remain profitable, we will first need to, among other things, generate product revenues. We have not generated any significant product sales to date. We have changed the direction of our operations and are pursuing a new business model in the botanical dietary supplement industry. In the second half of 2000, we intend to out-license our proprietary botanical product to mass-market partners and focus on the content, education and media business. We are also exploring other botanical dietary supplement products for development and commercial introduction. In order to generate revenues or profits, we must successfully market NSF and other products or enter into collaborative agreements with others who can successfully market them. NSF and any other products we may introduce may not achieve market acceptance and we may not achieve profitability. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

      Our pharmaceutical product candidates and compounds are still in the research and development stage and we have ceased all our pharmaceutical operations. In order to generate revenues from these products, we must out-license these product candidates. It is possible that our out-licensing efforts may not be successful and that our licensees or we may not obtain required regulatory approvals. Even if our product candidates are developed and introduced, they may not be successfully marketed or may not achieve market acceptance or we may not achieve profitability.


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

      Our botanical products are at various stages of development, ranging from initial research to final formulation. We will need to conduct additional research and development to move our product candidates toward commercialization. Our research and development efforts on potential products may not lead to development of products that we can successfully commercialize. In addition, we may not be able to produce our products in commercial quantities at acceptable costs or to market and sell our products successfully. Our products may also prove to have undesirable or unintended side effects that may prevent or limit their commercial use. Accordingly, we may curtail, redirect, suspend or eliminate our product development or commercialization at any time.


IF THIRD PARTY MANUFACTURERS ON WHOM WE RELY FAIL TO PERFORM THEIR SERVICES, OUR SUPPLY OF PRODUCTS WOULD BE DELAYED AND POSSIBLY DISRUPTED

      We currently produce products only in pilot scale quantities and do not have the staff or facilities necessary to manufacture products in commercial quantities. Therefore, we must rely on collaborative partners or third party manufacturing facilities. We may not be successful in entering into third party manufacturing arrangements on acceptable terms, if at all. In addition, should our third party manufacturers or we encounter delays or difficulties in producing, packaging and distributing our finished products, our clinical trials and market introduction and subsequent sales of our products could be adversely affected.

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


SINCE WE HAVE ONLY A LIMITED MARKETING STAFF, WE MAY NEVER ACHIEVE ADEQUATE SALES AND REVENUES TO ACHIEVE PROFITABILITY

      We currently have minimal marketing staff. If we are unable to successfully establish, execute and finance a complete marketing plan for our first product, NSF, or subsequent products, we may not achieve a successful product entry into the marketplace and may fail to achieve adequate sales and revenues from our botanical products to achieve profitability. It is unlikely we would ever achieve profitability if our first product is not successfully marketed and sold.


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

      The composition and labeling of dietary supplements is most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act. The FFDC Act has been revised in recent years by the Nutrition Labeling and Education Act of 1990 and by the Dietary Supplement Health and Education Act of 1994.

      Our botanical product candidates are generally regulated as dietary supplements under the 1994 Dietary Supplement Health and Education Act and are, therefore, generally not subject to pre-market approval by the FDA. However, these product candidates are subject to FDA regulation, particularly relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe and must notify the FDA in advance of putting a product containing a new dietary ingredient, defined as an ingredient not marketed in the United States before October 15, 1994, on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Currently, we are only pursuing products that are old dietary ingredients and are therefore not subject to this procedure. Further, if we make statements about a supplement's effects on the structure or function of the body, we must, among other things, substantiate that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and we must manufacture our supplements in accordance with current Good Manufacturing Practices regulations for foods. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Our failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecution.

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

      We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we determine what effect either additional government regulations or administrative orders, when and if promulgated or disparate federal, state and local regulatory schemes would have on our business in the future. Any change could materially and adversely affect our results of operations and financial condition.

      Governmental regulations in foreign countries where we may commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction or require the reformulation of our products. Compliance with such foreign governmental regulations is generally the responsibility of our partners or distributors in those countries, which distributors are independent contractors over whom we have limited or no control.

      The costs of compliance with environmental laws and regulations, or our inability or failure to comply with environmental laws and regulations, could substantially increase our costs of doing business or result in liability that could use substantial amounts of our cash resources

      In connection with our research and development activities and manufacturing of materials, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe we comply with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research, development and manufacturing activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials completely. In the event of an accident, we could be held liable for any resulting damages. Although we have secured insurance to mitigate such expense, any such liability could exceed our insurance coverage and resources. Such liability could require us to use a large amount of cash, which would then not be available for funding operations or development and commercialization of our products.


PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US IN THE FUTURE COULD EXCEED OUR INSURANCE COVERAGE AND RESULT IN SUBSTANTIAL LIABILITY TO SHAMAN

      Our business exposes us to potential product liability risks that are inherent in the development, testing, manufacture, marketing and sale of pharmaceutical and dietary supplement products. Product liability insurance for the pharmaceutical and dietary supplement industries generally is expensive. Our present product liability insurance coverage, which includes coverage for acts by third parties, including manufacturers of our product candidates, may not be adequate. We will also need to increase our insurance coverage as we further develop our products and we may be unable to obtain adequate insurance coverage against all potential claims at a reasonable cost. Some of our development and manufacturing agreements contain insurance and indemnification provisions pursuant to which we could be held accountable for certain occurrences. If we are subject to product liability claims for which we have inadequate insurance, we could be required to use a large amount of cash, which would then not be available for funding operations or development and commercialization of our products.


SINCE THE DIETARY SUPPLEMENT INDUSTRY IS PARTICULARLY SUSCEPTIBLE TO PUBLIC PERCEPTION OF ITS PRODUCTS, NEGATIVE PUBLICITY REGARDING THE SAFETY OR QUALITY OF OUR PRODUCTS COULD ADVERSELY IMPACT OUR SALES OF THESE PRODUCTS

      Because we depend on consumers' perception of the safety and quality of our products as well as similar products distributed by other companies, which may not adhere to the same quality standards as ours, if our products or a competitor's similar products were asserted to be harmful to consumers, our sales and our ability to market our products could be adversely affected by that negative publicity. In addition, because we depend on perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to use our products as we suggest, other misuse or abuse of our products or any similar products distributed by other companies could affect the market acceptance of our products, decrease sales and make it more difficult to market and sell our products.

      Furthermore, we believe the recent growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain dietary supplements and other nutritional products. This research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary and in the future scientific results and media attention may contain unfavorable or inconsistent findings that could decrease sales and make it more difficult to market and sell our products.

      Our dependence on raw plant material from Latin and South America, Africa and Southeast Asia makes us particularly susceptible to the risks of interruptions in our supplies.

      We currently import all of the plant materials for our products from countries in Latin and South America, Africa and Southeast Asia. We are dependent upon a supply of raw plant material to make our products. We do not have formal agreements in place with all of our suppliers. Continued source of plant supply risks include:

          o   unexpected changes in regulatory requirements;
          o   exchange rates, tariffs and barriers;
          o   difficulties in coordinating and managing foreign operations;
          o   political instability; and
          o   potentially adverse tax consequences.

      Interruptions in supply or material increases in the cost of supply could disrupt or delay sales of our products, inhibit our ability to market our products and have a material adverse effect on our business, financial condition and results of operations. If the prices of raw materials rise, we may not be able to raise prices quickly enough to offset the effect of these increased raw material costs, if at all.

      In addition, tropical rainforests and irreplaceable plant resources found only in such rainforests are currently threatened with destruction. The destruction of portions of the rainforests, which contain the source material from which our current or future products are derived, could disrupt supplies, cause the cost of supplies to increase dramatically and materially and adversely affect our business, financial condition and results of operations.


IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WE COULD LOSE OUR ABILITY TO STOP COMPETITORS FROM USING OUR TRADEMARKS OR SELLING OUR PRODUCTS

      Our success will be substantially dependent on our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. These means of protecting our proprietary rights may not be adequate. Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. We currently have 21 U.S. patents issued, 12 U.S. patent applications pending and one international application filed. The pending patents may never be approved or issued. Any issued patents may not provide sufficiently broad protection or may not prove valid or enforceable in actions against alleged infringers. Others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, many foreign countries may not protect our products and intellectual property rights to the same extent as the laws of the United States and there is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose us to increased risks of commercialization in each foreign country in which we may sell products. We also depend on unpatented trade secrets. All of our employees have entered into confidentiality agreements. However, others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets. Our trade secrets may be disclosed or we may be unable to effectively protect our rights to unpatented trade secrets. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, disputes also may arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

      Our success in outlicensing our pharmaceutical assets depends in large part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. The patent position of companies in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or PTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents.

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

      We may be unsuccessful in having the granted European patent revoked or the claims sufficiently narrowed so that our proanthocyanidin polymer composition and methods of use are not potentially covered. The holders of the granted European patent may assert against us claims relating to this patent. If they are successful, we may not be able to obtain a license to this patent at all or at reasonable cost or be able to develop or obtain alternative technology to use in Europe or elsewhere. If we cannot obtain licenses to the patent, we may not be able to introduce or sell our SP-303/Provir product in Europe. The earlier effective filing date of this patent could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications in Europe or elsewhere.


IF A THIRD PARTY WERE TO BRING AN INFRINGEMENT CLAIM AGAINST US, WE WOULD NEED TO EXPEND SIGNIFICANT RESOURCES IN OUR DEFENSE; IF THE CLAIM WERE SUCCESSFUL, WE WOULD NEED TO OBTAIN LICENSES OR DEVELOP NON-INFRINGING TECHNOLOGY

      The pharmaceutical industry and, to a lesser extent, the dietary supplement industry, is subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in these industries have numerous patents that protect their intellectual property rights in these areas. Third parties may assert claims against us with respect to our existing and future products. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, among other requirements, we could be required to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in developing non-infringing technology or in obtaining a license to use the technology on commercially reasonable terms.


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

      Certain provisions of our charter documents and Delaware law make it more difficult for a third party to acquire and may discourage a third party from attempting to acquire us, even if a change in control would be beneficial to our stockholders. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. The provisions include the division of our board of directors into two separate classes, the ability of the board to elect directors to fill vacancies created by an expansion of the board, the power of the board to amend our bylaws and the requirement that at least 66% of the outstanding shares are required to call a special meeting of stockholders. Our board also has the authority to issue up to 500,000 additional shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of the outstanding voting stock. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving Shaman, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

RISK ASSOCIATED WITH OUR NEW BUSINESS FOCUS

IF WE ARE NOT SUCCESSFUL IN TRANSITIONING INTO THE CONTENT, EDUCATION AND MEDIA BUSINESS, WE MAY NEVER ACHIEVE REVENUES OR PROFITABILITY

      We have transitioned our operations from pharmaceutical product development to botanical dietary supplement development and commercialization and now intend to transition into the content and media business in mid 2000. We have no experience in this new industry segment and must create a new business model. Some skills and relationships developed over time may not be transferable to our new business. We have no experience running the content and media business. We may not be successful in these activities and may never generate revenues or profitability from our new business.


IF WE FACE INTENSE COMPETITION IN PROVIDING OUR INTERNET-BASED HEALTH INFORMATION SERVICES, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

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

      There are a number of competitors delivering online health content who will also seek advertising revenue and it is likely that more competitors will emerge in the near future. Such competitors include, among others:
Healtheon/WebMD, drkoop.com, Mediconsult, Medscape and InteliHealth. Many of our competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition and larger customer bases.


THE INTERNET INDUSTRY IS HIGHLY COMPETITIVE AND CHANGING RAPIDLY, AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY

      Many of these competitors have more cash available to spend, longer operating histories and stronger brand recognition than we do. Some have internal distribution or other opportunities to support their business that we neither have nor are able to replicate for a reasonable investment.


COMPETITION FOR HIGHLY-SKILLED PERSONNEL IS INTENSE AND THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

      Our performance depends on the continued services and performance of our executive officers and key employees. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for highly-skilled personnel is intense. In particular, skilled technical employees are highly sought after in the Silicon Valley area and we cannot guarantee that we will be able to attract or retain these employees.


WE MAY BE SUBJECT TO LIABILITY FOR INFORMATION RETRIEVED FROM OUR WEB SITE

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

OUR BUSINESS PROSPECTS DEPEND ON THE CONTINUED GROWTH IN USE OF THE INTERNET

      We believe that our future success will require the continued development and widespread acceptance of the Internet and online services as a medium for obtaining and distributing healthcare and medical information. Internet use is at an early stage of development and may be inhibited by a number of factors, such as:

          o Internet infrastructure which is not able to support the demands placed on it or its performance and reliability declining as usage increases;
          o  exchange rates, tariffs and barriers;
          o security concerns with respect to transmission over the Internet of confidential information;
          o  privacy concerns; and
          o  governmental regulation.


OUR BUSINESS PROSPECTS ARE UNCERTAIN, AS THE MARKET FOR ONLINE HEALTHCARE INFORMATION AND SERVICES IS STILL DEVELOPING

      The online healthcare information market is in the early stages of development, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Therefore, it is difficult to predict with any assurance the size of the market for online healthcare information or its growth rate. We cannot guarantee consumers will view obtaining healthcare information through the Internet as an acceptable way to address their healthcare information needs.


GOVERNMENT REGULATION OF THE INTERNET MAY RESULT IN INCREASED COSTS OF USING THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

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


WE MAY BE SUBJECT TO LIABILITY FOR CLAIMS THAT THE DISTRIBUTION OF MEDICAL INFORMATION TO CONSUMERS CONSTITUTES PRACTICING MEDICINE OVER THE INTERNET

      States and other licensing and accrediting authorities prohibit the unlicensed practice of medicine. We do not believe that our publication and distribution of healthcare information online constitutes practicing medicine. However, we cannot guarantee that one or more states or other governmental bodies will not assert claims contrary to our belief. Any claims of this nature could result in our spending a significant amount of time and money to defend and dispose of them.

PART II     OTHER INFORMATION


Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities and Use of Proceeds


      ONE-FOR-50 REVERSE STOCK SPLIT

      On January 28, 2000, the stockholders approved and on January 31, 2000, Shaman effected a 1-for-50 reverse stock split of Shaman's outstanding Common Stock. All common share and per common share amounts have been restated to reflect the reverse stock split in all periods presented.


       CONVERSION OF SERIES R PREFERRED STOCK

      On February 1, 2000, the Series R Preferred Stock automatically converted into a number of shares of Common Stock equal to $15.00 divided by the conversion price then in effect. The conversion price was equal to the lesser of
(i) $1.00 or (ii) the price equal to 10% of the average closing sales price of Common Stock for the 10 trading days ending three trading days prior to February 1, 2000. On that day, the conversion price of the Series R Preferred Stock was $0.497 (taking into effect the 1-for-50 reverse stock split effectuated on January 31, 2000) and each share of Series R Preferred was converted into 31 shares of Common Stock. A total of 777,101 shares of Series R Preferred Stock were converted into 24,090,131 shares of Common Stock.


Item 3.     Defaults in Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

        1. (a) A Special Meeting of Stockholders of Shaman Pharmaceuticals, Inc. was held on January 28, 2000.

            (b) The matters voted upon at the meeting and voting of the stockholders with respect thereto are as follows:

            (i) To approve an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock by 280,000,000 shares, from 220,000,000 shares to 500,000,000 shares;

                  For:      14,489,710          Against:             316,906
                  Abstain:       1,910

            (ii) To authorize the Board of Directors to effect, as soon as practicable following the Special Meeting, any one of five different reverse stock splits of the Company's Common Stock in a ratio of from one-for-fifty to up to one-for-one thousand;

                  For:      14,749,851          Against:              56,981
                  Abstain:       1,695

            (iii)To authorize and approve the Series R Preferred Stock Option Plan.

                  For:      12,219,705          Against:              58,503
                  Abstain:       6,646          Broker Non-Vote:   2,523,672

        2. (a) A Special Meeting of Stockholders of Shaman Pharmaceuticals, Inc. was held on March 31, 2000.

            (b) The matters to be voted upon at the meeting were adjourned to April 2000:

            (i) To approve the transfer of all of the assets and liabilities of Shaman Pharmaceuticals, Inc. to a wholly-owned subsidiary, Shaman.com, Inc. ("Shaman.com") in exchange for shares of Common Stock of Shaman.com;

            (ii) To approve an amendment to the Amended and Restated Certificate of Incorporation to delete the provision stating that a sale of all or substantially all of the assets of the Company will be treated as a liquidation, dissolution or winding up of the Company, for purposes of causing a required liquidation preference distribution to the holders of Series C Preferred Stock;


Item 5.     Other information

     In February 2000, Shaman and a wholly-owned subsidiary of Shaman (the "Subsidiary") entered into a convertible note and warrant purchase agreement (the "Note Agreement") with certain investors (the "Note Holders") in connection with a bridge loan financing raising cash proceeds of approximately $3.0 million. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest were to automatically convert at the sole election of the Note Holders on April 30, 2000 into (i) shares of Shaman's Common Stock with a conversion price of $0.497 per share or (ii) capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. Warrants were issued in an amount equivalent to 40% of the dollar value of each Note Holders' loan participation. The exercise price of the warrants is equal to the conversion price of the Notes. These warrants are exercisable through April 2005. In March 2000, Shaman and the Note Holders amended the Note Agreement to increase the amount of the notes to be issued from $3.0 million to $4.0 million. In consideration for amending the Note Agreement, we amended the conversion price of the notes into Shaman's Common Stock from a conversion price of $0.497 to the lower of (i) $0.497 per share or (ii) 10 days weighted average price, with a floor of $0.30 per share. In April 2000, Shaman further amended the Note Agreement to increase the amount of the notes to be issued from $4.0 million to a total of $5.5 million. In consideration for such amendment, we further reduced the conversion price of the notes such that the unpaid principal and accrued interest automatically convert into Shaman's Common Stock with a conversion price of $0.15 per share. The Note Holders received additional warrants to purchase shares of Common Stock equal to 50% of the dollar value of their loan participation with an exercise price of $0.10 per share, which warrants are exercisable through August 30, 2000. Of the $5.5 million raised, we issued approximately $3.5 million to investors for cash and approximately $2.0 million to creditors and consultants of Shaman in exchange for services rendered. The initial sale and subsequent sale of such notes and warrants gave rise to significant non-cash interest expense due to the value of the warrants and beneficial conversion features. We filed a Registration Statement on Form
S-3 with respect to the shares to be issued upon conversion or exercise of these convertible promissory notes and warrants. On May 9, 2000, a total of $5,587,781, which represents principal and accrued interest of the notes, was converted into 37,251,874 shares of Shaman's Common Stock.

      In February 2000, Shaman and the Subsidiary entered into a convertible promissory note agreement with an existing stockholder in connection with a bridge loan financing raising cash proceeds of $500,000. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest was to be automatically converted at a 40% discount on April 30, 2000 into capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. In April 2000, Shaman and the stockholder amended the agreement to extend payment terms by an additional 12 months. In consideration for amending the agreement, we issued warrants to this stockholder to purchase 5,000,000 shares of Shaman's Common Stock at an exercise price of $0.10 per share. These warrants are exercisable through April 30, 2001. The sale of such note and warrant gave rise to significant non-cash interest expense. We have filed a Registration Statement on Form S-3 with respect to the resale of shares to be issued upon exercise of these warrants.

      In February 2000, we amended the Term Loan Agreement between MMC/GATX Partnership No. 1 and Shaman Pharmaceuticals, Inc. (the "Loan Agreement") to permit Shaman to delay principal payments under the Loan Agreement. In connection with the amendment, we issued warrants to purchase 340,628 shares of Common Stock at an exercise price of $0.48387 per share. These warrants are exercisable commencing on February 2, 2000 and through the tenth anniversary of such date. The issuance of these warrants gave rise to significant non-cash interest expense. We have filed a Registration Statement on Form S-3 with respect to the resale of shares to be issued upon exercise of this warrant.

      In December 1999, we entered into a note purchase agreement (the "Note") with an existing stockholder in which we borrowed $200,000 to purchase inventory for our product, Normal Stool Formula ("NSF"). The loan is due and payable in May 2000 and the interest is accrued at an annual rate of 10.50%. The Note is secured by the inventory of our product, NSF. We have an option to extend the loan for another six months. In April 2000, we exercised our option to extend the loan for another six months so that the principal and accrued interest is now due in December 2000. In consideration for extending the loan, we issued to this stockholder warrants to purchase 201,207 shares of Common Stock at an exercise price of $0.497 per share. These warrants are exercisable through the fourth anniversary of this loan and will give rise to significant non-cash interest expense. We have filed a Registration Statement on Form S-3 with respect to the resale of shares to be issued upon exercise of this warrant.



Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

            Exhibit No.            Description
            -----------      -----------------------

                 27          Financial Data Schedule


(b) Current reports on Form 8-K that were filed during the quarter ended March 31, 2000.

      On February 15, 2000, Ernst & Young LLP was dismissed as the Company's independent auditors. The reports of Ernst & Young on the financial statements for December 31, 1998 and 1997 (the two most recent audited fiscal years) contained no adverse opinion or disclaimer of opinion. The report of Ernst & Young for the year ended December 31, 1998 contains an explanatory paragraph with respect to the Company's ability to continue as a going concern as mentioned in Note 1 of the notes to the financial statements. The Company's Board of Directors participated in and approved the decision to hire new independent accountants. In connection with its audits for December 31, 1998 and 1997 (the two most recent audited fiscal years) and subsequent interim periods through February 15, 2000, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused them to make reference thereto in their report on the financial statements for such years. During December 31, 1998 and 1997 (the two most recent audited fiscal years) and subsequent interim periods through February 15, 2000, there have been no reportable events (as defined in Regulation S-K Item 304 (a) (l) (iv). The Company has furnished Ernst & Young with a copy of the disclosure made in the Form 8-K filed with the Commission in connection with the change in its certified public accountants. Ernst & Young furnished the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made in the Form 8-K. A copy of such letter, dated February 18, 2000, is filed as
Exhibit 16 to the Form 8-K.

     The Company has elected BDO Seidman, LLP as its new independent accountants as of February 15, 2000. During the two most recent fiscal years and through February 15, 2000, the Company has not consulted with BDO Seidman, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice that BDO Seidman, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issued; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)
(I) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)
(l) (iv) of Regulation S-K.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2000


                                    SHAMAN PHARMACEUTICALS, INC.
                                    (Registrant)



                                    /s/   Lisa A. Conte
                                    ____________________________________
                                    Lisa A. Conte
                                    President, Chief Executive Officer and
                                    Chief Financial Officer
                                    (on behalf of the Company and as principal
                                    executive officer and principal financial
                                    officer)