Form 10-Q
period 2000-06-30
SHAMAN PHARMACEUTICALS INC
filed 2000-08-14
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                         Yes    X           No


Number of shares of Common Stock, $.001 par value, outstanding as of July 31, 2000: 88,381,206

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                  JUNE 30, 2000

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements and Notes

               Condensed Balance Sheets as of June 30, 2000 (unaudited)
               and December 31, 1999                                          3

               Condensed Statements of Operations for the three months
               and six months ended June 30, 2000 and June 30, 1999
               (unaudited)                                                    4

               Condensed Statements of Cash Flows for the six months
               ended June 30, 2000 and June 30, 1999 (unaudited)              5

               Notes to Condensed Financial Statements                        6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    11


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                             20

Item 2.        Changes in Securities; Use of proceeds                        20

Item 3.        Defaults in Senior Securities                                 20

Item 4.        Submission of Matters to a Vote of Security Holders           20

Item 5.        Other Information                                             20

Item 6.        Exhibits and Reports on Form 8-K                              20


SIGNATURES                                                                   21

     All information contained in this Report on Form 10-Q reflects a 1-for-20 reverse stock split of the common stock effected on June 22, 1999 and a 1-for-50 reverse stock split of the common stock effected on January 31, 2000.


PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes


                                                    SHAMAN PHARMACEUTICALS, INC.
                                                      CONDENSED BALANCE SHEETS


                                                                                               June 30,                December 31,
                                                                                                 2000                      1999
                                                                                             ------------              ------------
                                                                                              (Unaudited)

                                   A S S E T S

   Current assets:
     Cash and cash equivalents .................................................            $     631,940             $   1,171,798
     Restricted cash ...........................................................                  214,186                        --
     Accounts receivable (net allowance for uncollectible accounts of $196,000
       as of June 30, 2000 and of $116,000 as of December 31, 1999).............                  194,313                   337,537
     Other accounts receivable .................................................                  315,775                        --
     Inventory .................................................................                1,771,729                 1,718,491
     Amounts due from employees ................................................                  142,373                   153,392
     Prepaid debt issuance cost ................................................                1,067,916                        --
     Prepaid expenses and other current assets .................................                  555,549                   127,662
                                                                                            -------------             -------------
                          Total current assets .................................                4,893,781                 3,508,880

   Property and equipment, net .................................................                1,487,484                 1,818,712
   Other assets ................................................................                  248,080                   308,080
                                                                                            -------------             -------------
         Total assets ..........................................................             $  6,629,345              $  5,635,672
                                                                                            =============             =============


          LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

   Current liabilities:
     Accounts payable and other accrued expenses ...............................             $    920,098              $  1,528,746
     Accrued clinical trial costs ..............................................                  544,339                   585,040
     Accrued professional fees .................................................                  798,374                   888,553
     Accrued compensation ......................................................                  175,613                   202,207
     Accrued interest ..........................................................                  458,026                   334,863
     Accrued restructuring costs ...............................................                1,010,000                 1,010,000
     Current installments of long-term obligations .............................                2,019,019                 1,927,366
                                                                                            -------------             -------------
         Total current liabilities .............................................                5,925,469                 6,476,775

   Long-term obligations, excluding current installments .......................                1,065,614                 1,194,991
   Stockholders' equity (net capital deficiency):
     Preferred Stock ...........................................................                       25                       877
     Common Stock ..............................................................                   82,301                     1,584
     Additional paid-in capital ................................................              194,182,018               176,594,549
     Deferred compensation and other adjustments ...............................               (1,023,507)                  (14,691)
     Accumulated deficit .......................................................             (193,602,575)             (178,618,413)
                                                                                            -------------             -------------
         Total stockholders' equity (net capital deficiency)....................                 (361,738)               (2,036,094)
                                                                                            -------------             -------------
         Total liabilities and stockholders' equity (net capital deficiency)....             $  6,629,345              $  5,635,672
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

   See Notes to Condensed Financial Statements.


                                                  SHAMAN PHARMACEUTICALS, INC.
                                               CONDENSED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                                            Three Months                    Six Months Ended
                                                                            Ended June 30,                      June 30,
                                                                    -----------------------------     -----------------------------
                                                                        2000              1999            2000              1999
                                                                    -----------       -----------     ------------      -----------

  Revenues:
     Product Sales ............................................... $     29,757      $         --     $     82,626     $         --

  Operating expenses:
     Cost of goods sold ..........................................        8,500                --           21,866               --
     Research and development ....................................    1,049,043         1,181,204        2,042,204        3,649,322
     Marketing, general and administrative........................    2,272,275         1,324,954        3,493,410        2,818,739
     Restructuring costs                                                     --          (136,199)              --        2,052,658
                                                                   ------------      ------------     ------------     ------------
         Total operating expense .................................    3,329,818         2,369,959        5,557,480        8,520,719

  Loss from operations ..........................................    (3,300,061)       (2,369,959)      (5,474,854)      (8,520,719)

     Interest income .............................................       26,431            16,455           42,624           90,333
     Interest expense (cash) .....................................     (116,285)         (137,842)        (269,804)        (328,410)
     Interest expense (non-cash) .................................   (3,921,908)          (72,641)      (6,802,069)        (141,248)
                                                                   ------------      ------------     ------------     ------------
  Net (loss)......................................................   (7,311,823)       (2,563,987)     (12,504,103)      (8,900,044)
  Preferred Stock dividends ......................................       (1,539)               --       (2,480,059)      (2,273,614)
                                                                   ------------      ------------     ------------     ------------
  Net loss applicable to common stockholders ..................... $ (7,313,362)     $ (2,563,987)    $(14,984,162)    $(11,173,658)
                                                                   ============      ============     ============     ============

  Basic and diluted net loss per common share.....................        (0.12)           (53.43)           (0.35)         (275.07)

  Shares used in the calculation of basic
     and diluted net loss per common share........................   61,662,884            47,987       42,939,679           40,621


     See Notes to Condensed Financial Statements.


                                                  SHAMAN PHARMACEUTICALS, INC.
                                               CONDENSED STATEMENTS OF CASH FLOWS
                                         Increase (Decrease) in Cash and Cash Equivalents
                                                         (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                     ------------------------------------
                                                                                          2000                 1999
                                                                                     -------------        ---------------

Operating activities:

Net loss .......................................................................     $ (12,504,103)         $  (8,900,044)
Adjustments to reconcile net loss applicable to Common Stockholders to net cash used in operating activities:
   Depreciation ................................................................            337,744               400,518
   Non-cash interest expense on amortization of debt discounts and
       beneficial conversions ...................................................         6,788,122               193,268
   Payment of interest in Common Stock .........................................             13,947                33,248
   (Gain) on disposal of fixed assets ..........................................                 --               (14,502)
   Other stock-based compensation expense ......................................             53,430                    --
   Payment of consulting expenses in Common Stock ..............................            955,019                    --
Changes in operating assets and liabilities:
   Restricted cash .............................................................           (214,186)                   --
   Trade accounts receivable ...................................................            142,918                    --
   Other accounts receivable ...................................................           (315,469)                   --
   Inventory ...................................................................            (53,238)                   --
   Prepaid expenses, current assets and other assets ...........................            656,844               (26,746)
   Accounts payable, accrued professional fees, accrued compensation,
       accrued clinical trial costs and contract research advances .............           (555,178)              298,100
                                                                                       ------------          ------------
Net cash used in operating activities ..........................................         (4,694,150)           (8,016,158)

Investing activities:
   Sales of available-for-sale investments .....................................                 --             3,292,259
   Proceeds on sale of fixed assets due to restructuring .......................                 --               658,325
   Capital expenditures ........................................................             (6,516)              (86,972)
   Employee loans, net of repayments and forgiveness of interest................             11,019                34,885
                                                                                       ------------          ------------
Net cash provided by investing activities ......................................              4,503             3,898,497
                                                                                       ------------          ------------
Financing activities:
  Other Preferred Stock costs ..................................................            (18,143)              (26,015)
  Proceeds from exercise of stock options and warrants .........................            721,098                    --
  Principal payments on long-term obligations ..................................           (787,602)           (1,226,609)
  Proceeds from the issuance of convertible promissory notes ...................          4,234,436                    --
                                                                                       ------------          ------------
Net cash provided by (used in) financing activities ............................          4,149,789            (1,252,624)
                                                                                       ------------          ------------
Net increase (decrease) in cash and cash equivalents ...........................           (539,858)           (5,370,285)
Cash and cash equivalents at beginning of period ...............................          1,171,798             5,887,496
                                                                                       ------------          ------------
Cash and cash equivalents at end of period .....................................      $     631,940         $     517,211
                                                                                       ============          ============

     See Notes to Condensed Financial Statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)


1.    BASIS OF PRESENTATION

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

     These unaudited interim financial statements have been prepared assuming that we will continue as a going concern. We need substantial working capital to fund our operations. As of June 30, 2000, we had cash and cash equivalents of approximately $632,000. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand plus the additional $400,000 received in August 2000 for exercise of warrants will be sufficient to fund operations at the current level through the third quarter 2000. There are an additional $1.4 million of warrants potentially exercisable through end August 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the third quarter 2000. In addition, unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, including a default payment on a leasehold improvement financing, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

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

2.    ISSUANCE OF CONVERTIBLE PROMISSORY NOTES AND WARRANTS

     In February 2000, Shaman and a wholly-owned subsidiary of Shaman (the "Subsidiary") entered into a convertible note and warrant purchase agreement (the "Note Agreement") with certain investors (the "Note Holders") in connection with a bridge loan financing raising cash proceeds of approximately $3.0 million. Interest on the convertible notes (the "Notes") was accrued at a rate of 12% per annum. The principal amount and accrued interest was to automatically convert at the sole election of the Note Holders on April 30, 2000 into (i) shares of Shaman's Common Stock with a conversion price of $0.497 per share or
(ii) capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. Warrants were issued in an amount equivalent to 40% of the dollar value of each Note Holders' loan participation. The exercise price of the warrants is equal to the conversion price of the Notes. These warrants are exercisable through April 2005. In March 2000, Shaman and the Note Holders amended the Note Agreement to increase the amount of the Notes to be issued from $3.0 million to $4.0 million. In consideration for amending the Note Agreement, we amended the conversion price of the Notes into Shaman's Common Stock from a conversion price of $0.497 to the lower of (i) $0.497 per share or (ii) 10 days weighted average price, with a floor of $0.30 per share. In April 2000, Shaman further amended the Note Agreement to increase the amount of the Notes to be issued from $4.0 million to a total of $5.5 million. In consideration for such amendment, we further reduced the conversion price of the Notes such that the unpaid principal and accrued interest automatically converted into Shaman's Common Stock with a conversion price of $0.15 per share. The Note Holders received additional warrants to purchase shares of Common Stock equal to 50% of the dollar value of their loan participation with an exercise price of $0.10 per share, which warrants are exercisable through August 30, 2000. Of the $5.5 million raised, we issued approximately $3.5 million to investors for cash and approximately $2.0 million to creditors and consultants of Shaman in exchange for services rendered. The initial sale and subsequent sale of such Notes and warrants gave rise to a total of $5.5 million non-cash interest expense due to the value of the warrants and beneficial conversion features. In May 2000, the Notes and all accrued interest thereon, a total of $5,587,781, were converted into 37,251,874 shares of Shaman's Common Stock.

     In February 2000, Shaman and the Subsidiary entered into a convertible promissory note agreement with an existing stockholder in connection with a bridge loan financing raising cash proceeds of $500,000. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest was to be automatically converted at a 40% discount on April 30, 2000 into capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. In April 2000, Shaman and the stockholder amended the agreement to extend payment terms by an additional 12 months. In consideration for amending the agreement, we issued warrants to this stockholder to purchase 5,000,000 shares of Shaman's Common Stock at an exercise price of $0.10 per share. These warrants are exercisable through April 30, 2001. The sale of such note and warrant gave rise to a total of $1.8 million in financing costs due to the value of the warrants and beneficial conversion features, of which $714,000 was amortized to interest expense as of June 30, 2000.

3.    SUBSEQUENT EVENT

          WORLDWIDE LICENSING AGREEMENT

     In July 2000, Shaman entered into an exclusive worldwide licensing agreement with General Nutrition Corporation ("GNC") to market our Normal Stool Formula ("NSF") as an anti-diarrheal dietary supplement product in the health and specialty retail store channels. GNC also markets NSF through its alliance with Rite Aid Corporation in 500 plus store-in-store locations and through Drugstore.com. Shaman will retain the right to sell, market and distribute NSF under its own brand through direct sell channels.

                          SHAMAN PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Shaman Pharmaceuticals, Inc. is focused on the discovery, development and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. By isolating active compounds from tropical plants with a history of medicinal use, we have identified, and have available, a number of candidates for botanical and pharmaceutical products, some with potentially novel mechanisms of actions. The Company also provides cultural educational programs with rainforest communities. The Company was incorporated in Delaware on December 21, 1992 and maintains its offices in South San Francisco, California.

     In September 1999, we began implementing our commercialization efforts with the launch of our first product. Our current and planned products are targeted at specific communities of consumers. Our commercialization plans include outreach efforts to existing communities of consumers of our products and the identification and building of communities among potential consumers. These outreach efforts can include presentations in medical journals, attendance at peer group sessions and direct marketing to physicians, case managers, nutritionists and other healthcare providers.

     We are also actively involved in seeking corporate partners for the further commercialization of our proprietary botanical products. Such collaboration may take the form of a partnership, licensing relationship, distribution agreement or other marketing arrangements. We recently entered into an exclusive worldwide licensing agreement with a leader in the specialty retail segment to market our NSF product as an anti-diarrheal dietary supplement product in health and specialty retail store channels. In addition, we recently completed a direct-sell cable program for the promotion and sale of our Normal Stool Formula IB product (NSF-IB), a line extension of NSF, on television to the estimated 50 million U.S. sufferers of recurrent diarrhea.

     We anticipate that Shaman will provide information, education and entertainment over the channels of the Internet, cable and television. Such efforts are intended to create and reinforce the brand identity of Shaman and generate non-product related revenues. As an example of such community content efforts, we recently expanded our web site to include original content information about Syndrome X, a cluster of metabolic disorders that can lead to a heart attack. In a short period of time, the Syndrome X community installed consumer base has grown to several thousand names and email addresses, with the potential to reach many more. We expect to expand and syndicate customized content information to other health-oriented and employee wellness web sites as well. We are also celebrating our relationships with rainforest communities with our education program known as Bara's Rainforest Adventure Program. This is a cultural enrichment program available to young children in public and private schools.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

     Net sales from our first botanical dietary supplement product, NSF, were approximately $30,000 for the quarter ended June 30, 2000. These sales were predominantly direct sales by Shaman. As part of our Wholesale Distribution Agreement with Cardinal Distribution ("Cardinal"), Shaman agreed to exclusively distribute NSF to Medicine Shoppe retailers and certain HIV specialty pharmacies for a period of six months. This exclusivity expired on June 15, 2000. Cardinal's purchases in the fourth quarter 1999 were to fill the Medicine Shoppe distribution channel. Since the wholesale distribution agreement expired, we are free to expand distribution and sales of NSF to other retailers. As of July 2000, Shaman entered into a worldwide licensing agreement with GNC to distribute NSF in the health and specialty retail store channels, which increase our retail distribution by 500% going forward. We plan to turn inventory through sales to Cardinal, GNC and other distribution channels. NSF was available via Internet and 800 telephone channels starting July 30, 1999, but limited promotional support for NSF began in late September 1999.

     We incurred research and development expenses of $1.0 million and $1.2 million for the quarters ended June 30, 2000 and 1999, respectively, and $2.0 million and $3.6 million for the six months ended June 30, 2000 and 1999, respectively. Of the total research and development expenses incurred in the six months ended June 30, 1999, $1.6 million was related to research and development of the botanical business. The decrease from the June 30, 1999 to June 30, 2000 was primarily attributable to the wind-up of our pharmaceutical business, which occurred in the first quarter of 1999. We believe research and development expenses will vary in 2000 as we develop and commercialize new botanical products in the second half of the year. We plan to introduce a new weight loss product containing a proprietary ingredient from our library of 2,600 plant species.

     Marketing, general and administrative expenses were $2.3 million and $1.3 million for the quarters ended June 30, 2000 and 1999, respectively and $3.5 million and $2.8 million for the six months ending June 30, 2000 and 1999, respectively. The increase was primarily attributable to production of the direct-sell cable program for the NSF-IB Product. Marketing, general and administrative expenses are expected to increase in 2000 as we continue to focus our efforts in our botanicals business and continue to promote NSF and other future product candidates.

     Interest income was $26,000 and $16,000 for the quarters ended June 30, 2000 and 1999, respectively, and $43,000 and $90,000 for the six months ended June 30, 2000 and 1999, respectively. Cash interest expense was $116,000 and $210,000 for the quarters ended June 30, 2000 and 1999, respectively, and $270,000 and $470,000 for the six months ended June 30, 2000 and 1999, respectively. An additional $3.9 million and $6.8 million in non-cash interest expense was incurred in connection with the issuance of convertible promissory notes and warrants for the quarter and six months ended June 30, 2000.


RESTRUCTURING EXPENSES

     On February 1, 1999, we initiated a restructuring plan in which we wound-up the operations of our pharmaceutical business. We now intend to out-license worldwide marketing rights to all of our pharmaceutical compounds and focus our efforts on the development and commercialization of botanical dietary supplements. The restructuring plan included: cessation of pharmaceutical research and development activities and related operations; outlicensing of all of our current pharmaceutical research programs; reduction in force of approximately 60 employees (65% of workforce); sale or disposal of all of our fixed assets that are not needed for our botanicals business; and the sub-lease of a portion of our facility.

     The termination of 60 employees occurred on February 1, 1999. The following table summarizes the Company's restructuring activities as of June 30, 2000.


                                                                                                       Accrued
                                                               Total        Net Cash                  Balance at
                                                           Restructuring    Outflow       Non-Cash     June 30,
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
                                                             ========      ========       =======       =======


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, our cash and cash equivalents totaled approximately $632,000, compared with $1.2 million at December 31, 1999. We invest excess cash according to our investment policy which provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

     In April 2000, Cardinal Distribution provided Shaman with a $214,000 Marketing Loan to provide incremental market support for sales of Shaman's Normal Stool Formula at Medicine Shoppe pharmacies across the country. The loan is due in September 2000 and the interest rate is ten percent (10%) per annum. The loan is secured by a Certificate of Deposit and is classified on the balance sheet as restricted cash.

     In February 2000, Shaman and the Subsidiary entered into a convertible note and warrant purchase agreement (the "Note Agreement") with certain investors (the "Note Holders") in connection with a bridge loan financing raising cash proceeds of approximately $3.0 million. Interest on the convertible promissory notes (the "Notes") was accrued at a rate of 12% per annum. The principal amount and accrued interest was to automatically convert at the sole election of the Note Holders on April 30, 2000 into (i) shares of Shaman's Common Stock with a conversion price of $0.497 per share or (ii) capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. Warrants were issued in an amount equivalent to 40% of the dollar value of each Note Holders' loan participation. The exercise price of the warrants is equal to the conversion price of the Notes. These warrants are exercisable through April 2005. In March 2000, Shaman and the Note Holders amended the Note Agreement to increase the amount of the Notes to be issued from $3.0 million to $4.0 million. In consideration for amending the Note Agreement, we amended the conversion price of the Notes into Shaman's Common Stock from a conversion price of $0.497 to the lower of (i) $0.497 per share or (ii) 10 days weighted average price, with a floor of $0.30 per share. In April 2000, Shaman further amended the Note Agreement to increase the amount of the Notes to be issued from $4.0 million to a total of $5.5 million. In consideration for such amendment, we further reduced the conversion price of the Notes such that the unpaid principal and accrued interest automatically converted into Shaman's Common Stock with a conversion price of $0.15 per share. The Note Holders received additional warrants to purchase shares of Common Stock equal to 50% of the dollar value of their loan participation with an exercise price of $0.10 per share, which warrants are exercisable through August 30, 2000. Of the $5.5 million raised, we issued approximately $3.5 million to investors for cash and approximately $2.0 million to creditors and consultants of Shaman in exchange for services rendered. The initial sale and subsequent sale of such notes and warrants gave rise to a total of $5.5 million non-cash interest expense due to the value of the warrants and beneficial conversion features. In May 2000, the Notes and all accrued interest thereon, a total of $5,587,781, were converted into 37,251,874 shares of Shaman's Common Stock.

     In February 2000, Shaman and the Subsidiary entered into a convertible promissory note agreement with an existing stockholder in connection with a bridge loan financing raising cash proceeds of $500,000. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest was to be automatically converted at a 40% discount on April 30, 2000 into capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. In April 2000, Shaman and the stockholder amended the agreement to extend payment terms by an additional 12 months. In consideration for amending the agreement, we issued warrants to this stockholder to purchase 5,000,000 shares of Shaman's Common Stock at an exercise price of $0.10 per share. These warrants are exercisable through April 30, 2001. The sale of such note and warrant gave rise to a total of $1.8 million non-cash interest charge due to the value of the warrants and beneficial conversion features, of which $714,000 was amortized to interest expense as of June 30, 2000.

     We expect to continue to incur losses through 2000. We need substantial working capital to fund our operations. As of June 30, 2000, we had cash and cash equivalents of approximately $632,000. Our long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products, the success of any out-licensing efforts with respect to the pharmaceuticals programs and the extent and timing of additional costs associated with patents and other intellectual property rights. Our projections show that cash on hand and the additional $400,000 received in August 2000 for exercise of warrants will be sufficient to fund operations at the current level through the third quarter 2000. There are an additional $1.4 million of warrants potentially exercisable through end August 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the third quarter 2000. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, including a default payment on a leasehold improvement financing, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis. Our auditors have included a paragraph in their report on the audited financial statements as of and for the year ended December 31, 1999, indicating that substantial doubt exists as to our ability to continue as a going concern.

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


PER SHARE DATA

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. The impact of stock options and other common stock equivalents have been excluded from the computation in all years presented as they are antidilutive. At June 30, 2000, we had substantial options, convertible preferred stock and convertible warrants outstanding which will further dilute our stockholders' loss per share.

YEAR 2000 COMPLIANCE

     We have completed the assessment of all internal information technology and non-information technology systems that could be significantly affected by Year 2000 issues. We have incurred approximately $10,000 related to Year 2000 issue compliance and completed our internal Year 2000 readiness program in December 1999. We also completed the querying of our significant suppliers and subcontractors regarding their Year 2000 remediation activities. To date, we are not aware of any external agent with a Year 2000 Issue that would materially impact our results of operations, liquidity or capital resources. However, we have no means of ensuring that external agents were Year 2000 ready. The inability of external agents to complete their Year 2000 resolutions to process in a timely fashion could materially impact us.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., Prime to LIBOR spreads).

     We believe that fluctuations in interest rates and currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate fluctuations.

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


RISKS ASSOCIATED WITH OUR BUSINESS

IF WE DO NOT RAISE SIGNIFICANT ADDITIONAL CAPITAL, WE WILL BE UNABLE TO FUND CONTINUING OPERATIONS AND WILL LIKELY BE FORCED TO CEASE OPERATIONS

     We need substantial working capital to fund our operations. As of June 30, 2000, we had cash and cash equivalents of approximately $632,000. Our short and long-term capital requirements will depend on numerous factors, including among others, the extent and progress of additional development activities related to the botanical products, the success of any marketing efforts related to the botanical products and the success of any out-licensing efforts with respect to the pharmaceutical programs. Our projections show that cash on hand and the additional $400,000 received in August 2000 for exercise of warrants will be sufficient to fund operations at the current level through the third quarter 2000. Unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, we will be unable to fund our current operations beyond the third quarter 2000. In addition, unless we are successful in our efforts to raise additional capital through offerings of equity securities, to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, our cash resources will be used to satisfy our existing liabilities, and we will therefore be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

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


WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant losses in each year since our founding in 1989 and expect to continue to incur losses for the foreseeable future. We incurred a net loss of approximately $12.5 million (of which $6.8 million was non-cash interest expense) for the six months ended June 30, 2000 and an additional deemed dividends of $2.5 million incurred in connection with the issuance of Series R Preferred Stock and issuance of convertible promissory notes and warrants. As of June 30, 2000, our accumulated deficit was approximately $193.6 million.

     If we are to become and remain profitable, we will first need to, among other things, generate product revenues. We have not generated any significant product sales to date. We have changed the direction of our operations and are pursuing a new business model in the botanical dietary supplement industry. In the second half of 2000, we intend to out-license our proprietary botanical product to mass-market partners and focus on the content, education and media business. We are also exploring other botanical dietary supplement products for development and commercial introduction. In order to generate revenues or profits, we must successfully market NSF and other products or enter into collaborative agreements with others who can successfully market them. NSF and any other products we may introduce may not achieve market acceptance and we may not achieve profitability. Our auditors have included a paragraph in their report on our financial statements included in our annual report on Form 10-K indicating that substantial doubt exists as to our ability to continue as a going concern.

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


IF THIRD PARTY MANUFACTURERS ON WHOM WE RELY FAIL TO PERFORM THEIR SERVICES, OUR SUPPLY OF PRODUCTS WOULD BE DELAYED AND POSSIBLY DISRUPTED

     We currently produce products only in pilot scale quantities and do not have the staff or facilities necessary to manufacture products in commercial quantities. Therefore, we must rely on collaborative partners or third party manufacturing facilities. We may not be successful in entering into third party manufacturing arrangements on acceptable terms, if at all. In addition, should our third party manufacturers or we encounter delays or difficulties in producing, packaging and distributing our finished products, our market introduction and subsequent sales of our products could be adversely affected.

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

     The costs of compliance with environmental laws and regulations, or our inability or failure to comply with environmental laws and regulations, could substantially increase our costs of doing business or result in liability that could use substantial amounts of our cash resources.

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

     Certain provisions of our charter documents and Delaware law make it more difficult for a third party to acquire and may discourage a third party from attempting to acquire us, even if a change in control would be beneficial to our stockholders. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. The provisions include the division of our board of directors into two separate classes, the ability of the board to elect directors to fill vacancies created by an expansion of the board, the power of the board to amend our bylaws and the requirement that at least 66% of the outstanding shares are required to call a special meeting of stockholders. Our board also has the authority to issue up to 1,800,000 additional shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of the outstanding voting stock. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving Shaman, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

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

PART II     OTHER INFORMATION


Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds

     In May 2000, Shaman issued an aggregate of 37,251,874 shares of Common Stock upon conversion of convertible promissory notes. The conversion price was $0.15 per share and an aggregate of $5,587,781 of principal and interest was cancelled in payment of the conversion price for the shares. All investors in this financing are accredited and sophisticated investors and this issuance of Common Stock was exempt from registration under Rule 506 promulgated by the Securities and Exchange Commission. Proceeds of the financing were used to fund operations of the Company.

Item 3.     Defaults in Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      1. (a) A Special Meeting of Stockholders of Shaman Pharmaceuticals, Inc. was held on March 31, 2000. The matters to be voted upon at the meeting was adjourned to April 21, 2000. A quorum was not present at the April 21, 2000 Meeting.

         (b) The matters that were submitted to the stockholders are as follows:

              (i) To approve the transfer of all the assets and liabilities of Shaman Pharmaceuticals, Inc. to Shaman.com, Inc. ("Shaman.com") in exchange for shares of Common Stock of Shaman.com;

                   For:      14,060,912               Against:  327,144
                   Abstain:      17,422

              (ii) To approve an amendment to the Amended and Restated
                   Certificate to delete the provision stating that a sale of all or substantially all of the assets of the Company will be treated as a liquidation, dissolution or winding up of the Company, for purposes of causing a required liquidation preference distribution to the holders of Series C Preferred Stock;

                   For:      14,004,268               Against:  350,818
                   Abstain:      50,392

Item 5.     Other Information

     On August 6, 2000, the Board of Directors elected Mr. Robert W. Scannell as a Class I director.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

            Exhibit No.            Description
            -----------      -----------------------

                 27          Financial Data Schedule

(b)         Form 8-K

            None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2000


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