Form 10-Q
period 2000-09-30
SHAMAN PHARMACEUTICALS INC
filed 2000-11-15
CIK 891933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                         Yes    X           No


Number of shares of Common Stock, $.001 par value, outstanding as of November 13, 2000: 97,413,049

                          SHAMAN PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 2000

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes

            Condensed  Balance Sheets as of September 30, 2000 (unaudited)
            and December 31, 1999                                             3

            Condensed Statements of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999
            (unaudited)                                                       4

            Condensed Statements of Cash Flows for the nine months ended
            September 30, 2000 and September 30, 1999 (unaudited)             5

            Notes to Condensed Financial Statements                           6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       11


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                18

Item 2.     Changes in Securities; Use of Proceeds                           18

Item 3.     Defaults in Senior Securities                                    18

Item 4.     Submission of Matters to a Vote of Security Holders              18

Item 5.     Other Information                                                19

Item 6.     Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                   20

      All information contained in this Report on Form 10-Q reflects a 1-for-20 reverse stock split of the common stock effected on June 22, 1999 and a 1-for-50 reverse stock split of the common stock effected on January 31, 2000.


PART I   FINANCIAL INFORMATION
      Item 1.  Financial Statements and Notes

                                                    SHAMAN PHARMACEUTICALS, INC.
                                                      CONDENSED BALANCE SHEETS
                                                                                             September 30,             December 31,
                                                                                                 2000                     1999
                                                                                             -------------            -------------
                                                                                               (Unaudited)
                         A S S E T S

Current assets:
  Cash and cash equivalents ....................................................            $     514,589             $   1,171,798
  Restricted cash ..............................................................                  214,186                        --
  Accounts receivable (net allowance for uncollectible accounts of $266,000
    as of September 30, 2000 and $116,000 as of December 31,1999)...............                   48,738                   337,537
  Other accounts receivable ....................................................                  229,000                        --
  Inventory (net of reserves of $168,800 at September 30, 2000).................                1,541,394                 1,718,491
  Amounts  due from employees ..................................................                  132,095                   153,392
  Prepaid debt issuance cost ...................................................                  747,641                       --
  Prepaid expenses and other current assets ....................................                  248,715                   127,662
                                                                                            -------------             -------------
                       Total current assets ....................................                3,676,358                 3,508,880

Property and equipment, net ....................................................                1,323,998                 1,818,712
Other assets ...................................................................                  248,080                   308,080
                                                                                            -------------             -------------
      Total assets .............................................................            $   5,248,436             $   5,635,672
                                                                                            =============             =============

        LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable and other accrued expenses ..................................            $   1,284,930             $   1,528,746
  Accrued clinical trial costs .................................................                  592,722                   585,040
  Accrued professional fees ....................................................                  717,685                   888,553
  Accrued compensation .........................................................                  166,784                   202,207
  Accrued interest .............................................................                  521,819                   334,863
  Accrued restructuring costs ..................................................                1,010,000                 1,010,000
  Current installments of long-term obligations ................................                2,017,969                 1,927,366
                                                                                            -------------             -------------
      Total current liabilities ................................................                6,311,909                 6,476,775

Long-term obligations, excluding current  installments .........................                  998,589                 1,194,991
Stockholders' equity (net capital deficiency):
  Preferred Stock ..............................................................                       22                       877
  Common  Stock ................................................................                   94,815                     1,584
  Additional paid-in capital ...................................................              195,236,086               176,594,549
  Deferred compensation and other adjustments ..................................                 (846,588)                  (14,691)
  Accumulated deficit ..........................................................             (196,546,397)             (178,618,413)
                                                                                            -------------             -------------
      Total stockholders' equity (net capital deficiency).......................               (2,062,062)               (2,036,094)
                                                                                            -------------             -------------
      Total liabilities and stockholders' equity (net capital deficiency).......            $   5,248,436             $   5,635,672
                                                                                            =============             =============

--------------------------------------------------------------------------------
NOTE: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to Condensed Financial Statements.


                                                  SHAMAN PHARMACEUTICALS, INC.
                                               CONDENSED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                                          Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                    -----------------------------     -----------------------------
                                                                        2000              1999            2000              1999
                                                                    -----------       -----------     ------------      -----------

  Revenues:
     Product sales ............................................... $     69,447      $     12,608     $    152,073     $     12,608
     Collaborative agreements ....................................           --           350,000               --          350,000
                                                                   ------------      ------------     ------------     ------------
         Total revenues ..........................................       69,447           362,608          152,073          362,608

  Operating expenses:
     Cost of goods sold ..........................................      190,618             3,965          212,484            3,965
     Research and development ....................................      619,894         1,555,604        2,495,197        5,204,926
     Marketing, general and administrative........................    1,793,284         1,869,505        5,453,595        4,688,244
     Restructuring costs                                                     --           985,379               --        3,038,037
                                                                   ------------      ------------     ------------     ------------
         Total operating expense .................................    2,603,796         4,414,453        8,161,276       12,935,172

  Loss from operations ..........................................    (2,534,349)       (4,051,845)      (8,009,203)     (12,572,564)

     Interest income .............................................        6,204            29,640           48,828          119,973
     Interest expense (cash) .....................................      (73,518)         (121,089)        (343,322)        (449,500)
     Interest expense (non-cash) .................................     (342,159)          (59,155)      (7,144,228)        (200,402)
                                                                   ------------      ------------     ------------     ------------
  Net (loss)......................................................   (2,943,822)       (4,202,449)     (15,447,925)     (13,102,493)
  Preferred Stock dividends ......................................           --        (2,720,894)      (2,480,059)      (4,994,508)
                                                                   ------------      ------------     ------------     ------------
  Net loss applicable to common stockholders ..................... $ (2,943,822)     $ (6,923,343)    $(17,927,984)    $(18,097,001)
                                                                   ============      ============     ============     ============

  Basic and diluted net loss per common share.....................        (0.03)           (82.33)           (0.31)         (328.37)
                                                                   ============      ============     ============     ============
  Shares used in the calculation of basic
     and diluted net loss per common share........................   89,174,794            84,092       58,463,671           55,112
 `                                                                 ============      ============     ============     ============

     See Notes to Condensed Financial Statements.


                                                    SHAMAN PHARMACEUTICALS, INC.
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                          Increase (Decrease) in Cash and Cash Equivalents
                                                           (Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                         ------------------------------------
                                                                                              2000                  1999
                                                                                         --------------        --------------
Operating activities:

  Net Loss .....................................................................          $(15,447,925)        $(13,102,493)
  Adjustments to reconcile net loss applicable to Common Stockholders to net cash used in operating activities:
      Depreciation .............................................................               496,154              573,405
      Non-cash interest expense on amortization of debt discounts and
        beneficial conversions .................................................             7,130,280              277,751
      Payment of interest in Common Stock ......................................                13,947               38,401
     (Gain) on disposal of fixed assets ........................................               (36,025)             (43,025)
      Other stock-based compensation ...........................................               287,072                   --
      Payment of consulting expenses in Common Stock ...........................             1,293,470                   --
      Payment of consulting expenses in Preferred Stock ........................                    --            2,639,520
      Payment of termination of claim in Preferred Stock .......................                    --            2,000,010
      Payment of settlement of claim in Preferred Stock ........................                    --              250,005
      Issuance of Series R Preferred Stock in connection with the conversion
        with the conversion of convertible promissory notes ....................                    --              649,275
  Changes in operating assets and liabilities:
      Restricted cash ..........................................................              (214,186)                  --
      Trade accounts receivable ................................................               288,493              (12,641)
      Other accounts receivable ................................................              (228,694)                  --
      Inventory ................................................................               177,097           (1,029,659)
      Prepaid expenses, current assets and other assets ........................               625,126             (804,932)
      Accounts payable, accrued professional fees, accrued compensation,
        accrued clinical trial costs and contract research advances.............              (167,688)            (651,048)
                                                                                          ------------         ------------
Net cash (used in) operating activities ........................................            (5,782,879)          (9,215,431)
                                                                                          ------------         ------------
Investing activities:
  Sales of available-for-sale investments ......................................                    --            3,289,612
  Proceeds on sale of fixed assets due to restructuring ........................                43,806              694,284
  Capital expenditures .........................................................                (9,221)             (96,062)
  Employee loans, net of repayments and forgiveness of interest.................                21,297               45,870
                                                                                          ------------         ------------
Net cash provided by investing activities ......................................                55,882            3,933,704
                                                                                          ------------         ------------
Financing activities:
  Other Preferred Stock costs ..................................................               (18,143)            (420,747)
  Other Common Stock costs .....................................................               (47,682)             (24,934)
  Proceeds from issuance of Preferred Stock ....................................                    --            6,117,705
  Proceeds from exercise of stock options and warrants .........................             1,778,638                   --
  Principal payments on long-term obligations ..................................              (877,461)          (2,286,298)
  Proceeds from the issuance of convertible promissory notes....................             4,234,436                   --
                                                                                          ------------         ------------
Net cash provided by financing activities ......................................             5,069,788            3,385,726
                                                                                          ------------         ------------
Net (decrease) in cash and cash equivalents ....................................              (657,209)          (1,896,001)
Cash and cash equivalents at beginning of period ...............................             1,171,798            5,887,496
                                                                                          ------------         ------------
Cash and cash equivalents at end of period .....................................          $    514,589         $  3,991,495
                                                                                          ============         ============

    See Notes to Condensed Financial Statements.

                          SHAMAN PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)


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

      These unaudited interim financial statements have been prepared assuming that we will continue as a going concern. We need substantial working capital to fund our operations. As of September 30, 2000, we had cash and cash equivalents of approximately $515,000. Our short and long-term capital requirements will depend on numerous factors, including among others, our ability to generate cash from new subleases at market rates, convert some debt to equity, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products and the success of any out-licensing efforts with respect to the pharmaceuticals programs. Our projections show that cash on hand plus the additional $100,000 from the sale of products to General Nutrition Corporation ("GNC") and a $250,000 bridge loan received in November 2000 will be sufficient to fund operations at the current level through late November 2000. Additionally, we expect to raise approximately $1.0 million from the sublease of our excess space to current subtenants which will allow us to fund our current operations through January 2001. Unless we are successful in these we will be unable to fund our current operations beyond late November 2000. In addition, unless we are successful in our efforts to sell or out-license our pharmaceutical products, to sell or establish collaborative agreements to sell our botanical products, and/or convert some of our debt to equity, our cash resources will be used to satisfy our existing liabilities, including a payment in default of $540,000 and an additional payment of $540,000 due in December 2000 on a leasehold improvement financing, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

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


2.    ISSUANCE OF CONVERTIBLE PROMISSORY NOTES AND WARRANTS

      In February 2000, Shaman and a wholly-owned subsidiary of Shaman (the "Subsidiary") entered into a convertible note and warrant purchase agreement (the "Note Agreement") with certain investors (the "Note Holders") in connection with a bridge loan financing raising cash proceeds of approximately $3.0 million. Interest on the convertible notes (the "Notes") was accrued at a rate of 12% per annum. The principal amount and accrued interest was to automatically convert at the sole election of the Note Holders on April 30, 2000 into (i) shares of Shaman's Common Stock with a conversion price of $0.497 per share or
(ii) capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. Note Holders were issued warrants to purchase shares of Shaman's Common Stock equal to 40% of the dollar value of each Note Holders' loan participation divided by $0.15. The exercise price of the warrants is $0.15 per share. These warrants are exercisable through April 2005. In March 2000, Shaman and the Note Holders amended the Note Agreement to increase the amount of the Notes to be issued from $3.0 million to $4.0 million. In consideration for amending the Note Agreement, we amended the conversion price of the Notes into Shaman's Common Stock from a conversion price of $0.497 to the lower of (i) $0.497 per share or (ii) 10 days weighted average price, with a floor of $0.30 per share. In April 2000, Shaman further amended the Note Agreement to increase the amount of the Notes to be issued from $4.0 million to a total of $5.5 million. In consideration for such amendment, we further reduced the conversion price of the Notes such that the unpaid principal and accrued interest automatically converted into Shaman's Common Stock at a conversion price of $0.15 per share. The Note Holders were issued additional warrants ("Second Warrants") to purchase shares of Common Stock equal to 50% of the dollar value of their loan participation divided by $0.15. The exercise price of the Second Warrants was $0.10 per share and were exercisable through August 30, 2000. Of the $5.5 million raised, we issued approximately $3.5 million to investors for cash and approximately $2.0 million to creditors and consultants of Shaman in exchange for services rendered. The initial sale and subsequent sale of such Notes and warrants gave rise to a total of $5.5 million non-cash interest expense due to the value of the warrants and beneficial conversion features. In May 2000, the Notes and all accrued interest thereon, a total of $5,587,781, were converted into 37,251,874 shares of Shaman's Common Stock. In the third quarter of 2000, Shaman received a total of $1,011,675 upon the exercise of 10,016,748 warrants at an exercise price of $0.10 per share. The remaining 8,216,582 shares of the Second Warrants expired at the end of August 2000, without exercise.

      In February 2000, Shaman and the Subsidiary entered into a convertible promissory note agreement with an existing stockholder in connection with a bridge loan financing raising cash proceeds of $500,000. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest was to be automatically converted at a 40% discount on April 30, 2000 into capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. In April 2000, Shaman and the stockholder amended the agreement to extend payment terms by an additional 12 months. In consideration for amending the agreement, we issued warrants to this stockholder to purchase 5,000,000 shares of Shaman's Common Stock at an exercise price of $0.10 per share. These warrants are exercisable through April 30, 2001. The sale of such note and warrant gave rise to a total of $1.8 million in financing costs due to the value of the warrants and beneficial conversion features, of which $1,000,000 was amortized to interest expense as of September 30, 2000.


3.    WORLDWIDE LICENSING AGREEMENT

      In July 2000, Shaman entered into an exclusive worldwide licensing agreement with GNC to market our Normal Stool Formula ("NSF") as an anti-diarrheal dietary supplement product in the health and specialty retail store channels. GNC also markets NSF through its alliance with Rite Aid Corporation in 500 plus store-in-store locations and through Drugstore.com. Shaman will retain the right to sell, market and distribute NSF under its own brand through direct sell channels. Shaman made its first shipment of NSF to GNC in October 2000, and will record net sales of $107,000 for this initial transaction in the fourth quarter of 2000.


4.    SUBSEQUENT EVENT

SHORT-TERM BRIDGE LOAN

      In November 2000, Shaman received a $250,000 bridge loan from an existing stockholder ("lender"). The loan is due and payable on November 20, 2000. In consideration of the loan, Shaman issued warrants to the lender to purchase 312,500 shares of Shaman's Common Stock at an exercise price of $0.01 per share. These warrants are exercisable through April 2005.

                          SHAMAN PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Shaman was incorporated in Delaware in December, 1992. Our principal executive offices are located at 213 East Grand Avenue, South San Francisco, California 94080-4812. Our telephone number is (650) 952-7070.

      We are focused on the discovery, development and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources. By isolating active compounds from tropical plants with a history of medicinal use, we have identified, and have available, a number of candidates for botanical dietary supplements and pharmaceutical products, some with potentially novel mechanisms of actions. We launched our first product in September 1999.

      Our current products are:

      o Normal Stool Formula, referred to as NSF. NSF normalizes excess water flow in the bowel and promotes normal stool formation. This product is directed at the more than 100 million individuals in the U.S. who suffer from recurrent diarrhea, including irritable bowel syndrome ("IBS") and cancer patients who may need to manage the side effects of cancer treatments among others; hundreds of millions of sufferers of travelers and/or occasional watery diarrhea.

      o NSF-IB (ion balance), which controls diarrhea without causing constipation. This product is a line extension of NSF and is primarily promoted to recurrent diarrhea sufferers.

      o Syndrome X Bar. A brownie-type food bar directed at the potential one-third of the U.S. population that may show symptoms of Syndrome X, a cluster of metabolic disorders that can lead to a heart attack. The Syndrome X Bar assists consumers in managing the specialized diet recommended to combat Syndrome X including the targeted populations of consumers with Type II Diabetes, CHD risk factors, PCOS, post-menopausal symptoms, and HIV/AIDS.

      Future products may include:

      o A proprietary weight loss product that contains no laxatives or stimulants, such as ephedrine or caffeine. This product may also work as an insulin sensitizer.

      o A pediatric formula of NSF formulated to combat the sometimes-devastating consequences of diarrhea in babies and young children.

      o Additional nutrition-based food bars aimed at Syndrome X consumers, infused with proprietary dietary supplements to manage one of the risk factors of Syndrome X, such as elevated triglyceride.

      The direct marketing of our current and planned products are targeted at specific communities of consumers. Our commercialization plans include outreach efforts to these existing communities as well as the identification and building of new and additional communities among potential consumers. Our outreach efforts can include presentations in medical journals, attendance at peer group sessions and direct marketing to physicians, case managers, nutritionists and other healthcare providers.

      We are also actively involved in seeking corporate partners for the further commercialization of our products. Such collaboration may take the form of a partnership, licensing relationship, distribution agreement or other marketing arrangements. We recently granted an exclusive license to General Nutrition Corporation ("GNC") to market and distribute NSF under their health and specialty retail store channels. The product will also identify Shaman on the label.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

      Net sales from our botanical dietary supplement products were approximately $70,000 and $13,000 for the quarters ended September 30, 2000 and 1999, respectively. These sales were predominantly direct sales by Shaman. In July 2000, Shaman entered into a worldwide licensing agreement with GNC to distribute NSF in the health and specialty retail store channels. The first shipment of NSF was shipped to GNC in October 2000. We plan to turn inventory through sales to GNC and other distribution channels. NSF was available via Internet and 800 telephone channels starting July 30, 1999, but limited promotional support for NSF did not begin until late September 1999. Cost of goods sold were approximately $191,000, including $169,000 reserve for inventory allowance and $4,000 for the quarters ended September 30, 2000 and 1999, respectively.

      We incurred research and development expenses of $620,000 and $1.6 million for the quarters ended September 30, 2000 and 1999, respectively, and $2.5 million and $5.2 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease comparing the quarter ended September 30, 2000 to September 30, 1999 was primarily due to a decrease in labor and benefits of $189,000 and lower consulting expenses of $480,000. The decrease for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily attributable to $3.0 million in costs associated with the development of NSF. We believe research and development expenses will vary in 2000 as we develop and commercialize new botanical products. We plan to introduce a new weight loss product containing a proprietary ingredient from our library of 2,600 plant species.

      Marketing, general and administrative expenses were $1.8 million and $1.9 million for the quarters ended September 30, 2000 and 1999, respectively and $5.5 million and $4.7 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease comparing the quarter ended September 30, 2000 to September 30, 1999 was primarily due to a decrease in expenditures related to investor relations activities in the amount of $88,000 and website development in the amount of $199,000, partially offset by an increase in deferred compensation costs of $215,000. The increase comparing the nine months ended September 30, 2000 to September 30, 1999 was primarily due to marketing efforts of $1.7 million, including expenses attributable to production of the direct-sell cable program for the NSF-IB product in the amount of $707,000, partially offset by a decrease in expenditures related to investor relations activities of $156,000, website development of $201,000 and legal fees of $753,000. Marketing, general and administrative expenses are expected to increase in 2000 as we continue to focus our efforts on our botanicals business and continue to promote NSF and other future product candidates.

      Interest income was $6,000 and $30,000 for the quarters ended September 30, 2000 and 1999, respectively, and $49,000 and $120,000 for the nine months ended September 30, 2000 and 1999, respectively. Cash interest expense was $74,000 and $121,000 for the quarters ended September 30, 2000 and 1999, respectively, and $343,000 and $500,000 for the nine months ended September 30, 2000 and 1999, respectively. An additional $342,000 and $7.1 million in non-cash interest expense was incurred in connection with the issuance of convertible promissory notes and warrants for the quarter and nine months ended September 30, 2000.


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

      The termination of 60 employees occurred on February 1, 1999. The following table summarizes the Company's restructuring activities as of September 30, 2000.

                                                                                                       Accrued
                                                               Total        Net Cash                  Balance at
                                                           Restructuring    Outflow       Non-Cash   September 30,
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
                                                             ========      ========       =======       =======

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, our cash and cash equivalents totaled approximately $515,000, compared with $1.2 million at December 31, 1999. We invest excess cash according to our investment policy which provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

      In February 2000, Shaman and a wholly-owned subsidiary of Shaman (the "Subsidiary") entered into a convertible note and warrant purchase agreement (the "Note Agreement") with certain investors (the "Note Holders") in connection with a bridge loan financing raising cash proceeds of approximately $3.0 million. Interest on the convertible notes (the "Notes") was accrued at a rate of 12% per annum. The principal amount and accrued interest was to automatically convert at the sole election of the Note Holders on April 30, 2000 into (i) shares of Shaman's Common Stock with a conversion price of $0.497 per share or
(ii) capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. Note Holders were issued warrants to purchase shares of Shaman's Common Stock equal to 40% of the dollar value of each Note Holders' loan participation divided by $0.15. The exercise price of the warrants is $0.15 per share. These warrants are exercisable through April 2005. In March 2000, Shaman and the Note Holders amended the Note Agreement to increase the amount of the Notes to be issued from $3.0 million to $4.0 million. In consideration for amending the Note Agreement, we amended the conversion price of the Notes into Shaman's Common Stock from a conversion price of $0.497 to the lower of (i) $0.497 per share or (ii) 10 days weighted average price, with a floor of $0.30 per share. In April 2000, Shaman further amended the Note Agreement to increase the amount of the Notes to be issued from $4.0 million to a total of $5.5 million. In consideration for such amendment, we further reduced the conversion price of the Notes such that the unpaid principal and accrued interest automatically converted into Shaman's Common Stock at a conversion price of $0.15 per share. The Note Holders were issued additional warrants ("Second Warrants") to purchase shares of Common Stock equal to 50% of the dollar value of their loan participation divided by $0.15. The exercise price of the Second Warrants was $0.10 per share and were exercisable through August 30, 2000. Of the $5.5 million raised, we issued approximately $3.5 million to investors for cash and approximately $2.0 million to creditors and consultants of Shaman in exchange for services rendered. The initial sale and subsequent sale of such Notes and warrants gave rise to a total of $5.5 million non-cash interest expense due to the value of the warrants and beneficial conversion features. In May 2000, the Notes and all accrued interest thereon, a total of $5,587,781, were converted into 37,251,874 shares of Shaman's Common Stock. In the third quarter of 2000, Shaman received a total of $1,011,675 upon the exercise of 10,016,748 warrants at an exercise price of $0.10 per share. The remaining 8,216,585 shares of the Second Warrants expired at the end of August 2000, without exercise.

      In February 2000, Shaman and the Subsidiary entered into a convertible promissory note agreement with an existing stockholder in connection with a bridge loan financing raising cash proceeds of $500,000. Interest was accrued at a rate of 12% per annum. The principal amount and accrued interest was to be automatically converted at a 40% discount on April 30, 2000 into capital stock of the Subsidiary sold in the first equity financing raising at least $5.0 million. In April 2000, Shaman and the stockholder amended the agreement to extend payment terms by an additional 12 months. In consideration for amending the agreement, we issued warrants to this stockholder to purchase 5,000,000 shares of Shaman's Common Stock at an exercise price of $0.10 per share. These warrants are exercisable through April 30, 2001. The sale of such note and warrant gave rise to a total of $1.8 million non-cash interest charge due to the value of the warrants and beneficial conversion features, of which $1.0 million was amortized to interest expense as of September 30, 2000.

      In April 2000, Cardinal Distribution provided Shaman with a $214,000 Marketing Loan to provide incremental market support for sales of Shaman's Normal Stool Formula at Medicine Shoppe pharmacies across the country. The loan is due November 2000 at an interest rate of ten percent (10%) per annum. The loan is secured by a Certificate of Deposit and is classified on the balance sheet as restricted cash.

      We expect to continue to incur losses through 2000. We need substantial working capital to fund our operations. As of September 30, 2000, we had cash and cash equivalents of approximately $515,000. Our short and long-term capital requirements will depend on numerous factors, including among others, our ability to generate cash from new subleases at market rates, convert some debt to equity, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products and the success of any out-licensing efforts with respect to the pharmaceuticals programs. Our projections show that cash on hand plus the additional $100,000 from the sale of products to General Nutrition Corporation ("GNC") and a $250,000 bridge loan received in November 2000 will be sufficient to fund operations at the current level through late November 2000. Additionally, we expect to raise approximately $1.0 million from the sublease of our excess space to current subtenants which will allow us to fund our current operations through January 2001. Unless we are successful in these we will be unable to fund our current operations beyond late November 2000.

In addition, unless we are successful in our efforts to sell or out-license our pharmaceutical products, to sell or establish collaborative agreements to sell our botanical products, and/or convert some of our debt to equity, our cash resources will be used to satisfy our existing liabilities, including a payment in default and an additional payment due in December 2000 on a leasehold improvement financing, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis. Our auditors have included a paragraph in their report on the audited financial statements as of and for the year ended December 31, 1999, indicating that substantial doubt exists as to our ability to continue as a going concern.

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


PER SHARE DATA

      Net loss per share is computed using the weighted average number of shares of common stock outstanding. The impact of stock options and other common stock equivalents have been excluded from the computation in all years presented as they are antidilutive. At September 30, 2000, we had substantial options, convertible preferred stock and convertible warrants outstanding which will further dilute our stockholders' loss per share.


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


RISKS ASSOCIATED WITH OUR BUSINESS

IF WE DO NOT RAISE SIGNIFICANT ADDITIONAL CAPITAL, WE WILL BE UNABLE TO FUND CONTINUING OPERATIONS AND WILL LIKELY BE FORCED TO CEASE OPERATIONS

     We need substantial working capital to fund our operations. As of September 30, 2000, we had cash and cash equivalents of approximately $515,000. Our short and long-term capital requirements will depend on numerous factors, including among others, our ability to generate cash from new subleases at market rates, convert some debt to equity, the extent and progress of additional development activities related to the botanicals products, the success of any marketing efforts related to the botanicals products and the success of any out-licensing efforts with respect to the pharmaceuticals programs. Our projections show that cash on hand plus the additional $100,000 from the sale of products to General Nutrition Corporation ("GNC") and a $250,000 bridge loan received in November 2000 will be sufficient to fund operations at the current level through late November 2000. Additionally, we expect to raise approximately $1.0 million from the sublease of our excess space to current subtenants which will allow us to fund our current operations through January 2001. Unless we are successful in these we will be unable to fund our current operations beyond late November 2000. In addition, unless we are successful in our efforts to sell or out-license our pharmaceutical products, or to sell or establish collaborative agreements to sell our botanical products, and/or convert some of our debt to equity, our cash resources will be used to satisfy our existing liabilities, including a payment in default and an additional payment due in December 2000 on a leasehold improvement financing, and we will be unable to fund our operations, which may result in significant delay of our planned activities or the cessation of operations. Even if we are successful in these efforts to raise additional funds, such funds may not be adequate to fund our operations on a long-term basis.

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


WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

      We have incurred significant losses in each year since our founding in 1989 and expect to continue to incur losses for the foreseeable future. We incurred a net loss of approximately $15.4 million (of which $7.1 million was non-cash interest expense) for the nine months ended September 30, 2000 and an additional deemed dividends of $2.5 million incurred in connection with the issuance of Series R Preferred Stock and issuance of convertible promissory notes and warrants. As of September 30, 2000, our accumulated deficit was approximately $196.5 million.

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

      Our botanical product candidates are generally regulated as dietary supplements under the 1994 Dietary Supplement Health and Education Act and are, therefore, generally not subject to pre-market approval by the FDA. However, these product candidates are subject to FDA regulation, particularly relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe and must notify the FDA in advance of putting a product containing a new dietary ingredient, defined as an ingredient not marketed in the United States before October 15, 1994, on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Currently, we are only pursuing products that are old dietary ingredients and are therefore not subject to this procedure. Further, if we make statements about a supplement's effects on the structure or function of the body, we must, among other things, substantiate that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and we must manufacture our supplements in accordance with current Good Manufacturing Practices regulations for foods. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Our failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecution.

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

PART II     OTHER INFORMATION


Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds

     In the third quarter of 2000, Shaman issued an aggregate of 10,016,748 shares of Common Stock upon the exercise of the same number of warrants at an exercise price of $0.10 per share. The warrants and the underlined shares of common stock were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (Registration No. 333-36024). The proceeds from the exercise of warrants were used as working capital. (See Note 2 to Condensed Financial Statements).

Item 3.     Defaults in Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders...

      1. (a) An Annual Meeting of Stockholders of Shaman Pharmaceuticals, Inc. was held on July 14, 2000.

         (b) The following Class I Directors were elected to serve as directors for two years or until their successors are elected and qualified:

             Name                                Position
             ---------------------               ------------------
             Lisa A. Conte                       Class I Director
             Nezam Tooloee                       Class I Director


             The following Directors were elected to serve as directors for one year or until their successors are elected and qualified:

             Name                                Position
             ---------------------               ------------------
             Lisa A. Conte                       Class I Director
             Nezam Tooloee                       Class I Director
             G. Kirk Raab                        Chairman of the Board
             M. David Titus                      Class II Director
             Loren D. Israelsen                  Class II Director

         (c) The matters voted upon at the meeting and voting of the stockholders with respect thereto are as follows:

             (i) The election of Class I directors to serve on the Board of Directors for two years or until their successors ar duly elected and qualified pursuant to the classified board provisions of the Company's Amended and Restated Certificate of Incorporation. In addition, in accordance with Section 2115 of the California General Corporation Law, the Company is permitting the stockholders of the Company to vote to elect all five directors of the Company to serve until the next annual meeting or until their respective successors are elected and qualified. Accordingly, there will be two separate votes regarding the election of directors;

                  Nominees for a Two-Year Term Expiring at 2002 Annual Meeting

                  Lisa A. Conte
                  For:  58,239,612              Withheld:  837,398

                  Nazam Tooloee
                  For:  58,272,035              Withheld:  804,975

                  Nominees for a One-Year Term Expiring at 2001 Annual Meeting

                  Lisa A. Conte
                  For:  58,292,772              Withheld:  784,238

                  Nezam Tooloee
                  For:  58,320,437              Withheld:  756,573

                  G. Kirk Raab
                  For:  58,321,411              Withheld:  755,599

                  M. David Titus
                  For:  58,320,096              Withheld:  756,914

                  Loren D. Israelsen
                  For:  58,320,101              Withheld:  756,909


            (ii) To ratify the appointment of BDO Seidman LLP as the Company's independent auditors for the year ending December 31, 2000.

                  For:  58,771,037              Against:        200,758
                  Abstain:  105,215


Item 5.     Other Information

            On August 16, 2000, the Board of Directors accepted the regination of Mr. G. Kirk Raab, Chairman of the Board and a Class I director.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

            Exhibit No.          Description
            -----------    -----------------------

            10.52 + License Agreement dated as of July 18, 2000, by and between Registrant and General Nutrition Corporation.

5.    Financial Data Schedule

(b)   Form 8-K

            None.

-----------------------
+ We have sought confidential treatment with the Securities and Exchange Commission for the selected portion of this exhibit. The omitted portion will be separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2000


                                    SHAMAN PHARMACEUTICALS, INC.
                                    (Registrant)


                                    /s/   Lisa A. Conte
                                    --------------------------------------------
                                    Lisa A. Conte
                                    President, Chief Executive Officer and
                                    Chief Financial Officer
                                    (on behalf of the Company and as principal
                                     executive officer and principal financial
                                     officer)