Form 10-K/A
period 2000-12-31
SHAMAN PHARMACEUTICALS INC
filed 2001-04-30
CIK 891933

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
Common Stock $.001 Par Value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Common Stock on the OTC Bulletin Board on April 6, 2001 was $1,470,706.*

    The number of shares of the Registrant's Common Stock outstanding was 103,464,136 as of April 6, 2001.

*
Excludes 11,544,994 shares of the Registrant's Common Stock held by executive officers, directors and affiliated parties at April 6, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

EXPLANATORY NOTE

    This Form 10-K/A constitutes Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, originally filed by the Registrant on April 17, 2001, and is being filed solely for the purpose of filing the information required by Part III (Items 10, 11, 12 and 13) to the Form 10-K.

SHAMAN PHARMACEUTICALS, INC.

FORM 10-K/A
AMENDMENT NO. 1 TO 2000 ANNUAL REPORT

TABLE OF CONTENTS

PART III

PART III

    All information contained in this Report on Form 10-K reflects a 1-for-20 reverse stock split of the common stock effected on June 22, 1999 and a 1-for-50 reverse stock split of the common stock effected on January 31, 2000.

Item 10. Directors and Executive Officers of the Registrant

    Set forth below is information regarding the Company's executive officers and directors as of April 23, 2001.

Name	Age	Position
Lisa A. Conte	42	Director, President, Chief Executive Officer, and Chief Financial Officer
Steven R. King, Ph.D.	43	Chief Operating Officer and Senior Vice President, Ethnobotany and Conservation
Gerald M. Reaven	72	Senior Vice President, Clinical Research
Thomas F. White	42	Senior Vice President, Commercial Strategy and Chief Sales and Marketing Officer
John W.S. Chow	49	Vice President, Technical Operations
Robert W. Scannell	42	Director
M. David Titus(1)	43	Director
Nezam Tooloee(1)	42	Director

(1)
Member of the Audit Committee

    Lisa A. Conte founded the Company in May 1989 and currently serves as the Company's President, Chief Executive Officer, Chief Financial Officer and a director. From 1987 to 1989, Ms. Conte was Vice President at Technology Funding, Inc., a venture capital firm, where she was responsible for the analysis and management of healthcare industry investments. From 1985 to 1987, she conducted risk and strategy audits for venture capital portfolio companies at Strategic Decisions Group, a management consulting firm. Ms. Conte received an A.B. in Biochemistry from Dartmouth College, an M.S. in Physiology/Pharmacology from the University of California, San Diego and an M.B.A. from The Amos Tuck School, Dartmouth College.

    Steven R. King, Ph.D. joined Shaman in March 1990. He currently serves as Chief Operating Officer and Senior Vice President, Ethnobotany and Conservation and is responsible for managing day-to-day operations of the Company. From 1989 to 1990, Dr. King was the chief botanist for Latin America at Arlington, Virginia's Nature Conservancy. He worked in 1988 as Research Associate for the Committee on Managing Global Genetic Resources at the National Academy of Sciences, and was a Doctoral Fellow from 1983 to 1988 at The New York Botanical Garden's Institute of Economic Botany. Dr. King received a B.A. in Human Ecology from the College of the Atlantic and M.S. and Ph.D. degrees in Biology from City University of New York.

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

    Thomas F. White joined Shaman in May 1999 as Senior Vice President, Commercial Strategy, and Chief Sales and Marketing Officer. His responsibilities also include business development. Prior to joining Shaman, from April 1998 to May 1999, Mr. White served as Executive Vice President, General Manager Functional Food & Beverages at Weider Nutrition International. Prior to that, from June 1995 to March 1998, he was a Principal in the firm of White, Smith-White & Partners, a consumer products consulting firm, and from August 1993 to May 1995, he served as Director of Marketing for Pete's Brewing Company. Mr. White received his B.A. in Journalism from the University of Missouri and his M.S. in Advertising from Northwestern University.

    John W.S. Chow, Ph.D. joined Shaman in April 1998 as Vice President of Technical Operations. Prior to joining the Company, from December 1997 to April 1998, Dr. Chow served as Director, Product and Technology Evaluation at Bristol-Myers Squibb Company, where he performed technical due diligence toward the acquisition and licensing of various dosage forms and technologies and reviewed and approved new product specifications. Prior to holding this position, from July 1980 to December 1997, Dr. Chow held other positions, also with Bristol-Myers Squibb Company, where he was responsible for developing strategies for manufacturing consolidation, facilitating technology transfers of new and existing products, and directing technical operations of an international plant. Dr. Chow received a B.S. in Pharmacy from Washington State University, a Ph.D. in Pharmaceutical Chemistry from Ohio State University and an M.B.A. in Pharmaceutical/Chemical Studies from Fairleigh Dickinson University.

    Robert W. Scannell became a director of the Company in August 2000. Mr. Scannell is founder and President of Tradewinds Financial Corporation, a California registered investment advisor. Prior to forming Tradewinds Financial Corporation, Mr. Scannell spent eight years as a Vice President in the Institutional Division of Merrill Lynch Capital Markets. Mr. Scannell holds a BA and MBA from Penn State University and is a Chartered Financial Analyst.

    M. David Titus became a director of the Company in April 1990. Mr. Titus is currently a General Partner of Windward Ventures Management, L.P. ("Windward"), a venture capital firm, which he founded in November 1997. Prior to founding Windward, Mr. Titus was Managing Director of Windward Ventures, a venture capital consulting and investment firm, which he founded in 1993. From May 1986 to December 1992, he served in various capacities at Technology Funding, Inc., a venture capital firm, including Group Vice President, Technology Funding, Inc., and General Partner of Technology Funding Limited. Prior to joining Technology Funding, Inc. in May 1986, Mr. Titus was a founder and Senior Vice President of the Technology Division of Silicon Valley Bank. Mr. Titus earned a B.A. in Economics from the University of California, Santa Barbara. He is a director of several privately held companies.

    Nezam Tooloee became a director of the Company in April 2000. Mr. Tooloee is an entrepreneur with extensive experience in both strategy development and start-ups. Until 1989, Mr. Tooloee was a partner with Strategic Decisions Group, specializing in strategic management of technology-intensive businesses and advising entrepreneurial executives in a wide range of industries. Subsequently, Mr. Tooloee helped found two start-up companies, International Wireless Communications in 1990 and U.S. AirWaves in 1994, where he was the chief business development officer until 1996. From 1996 to 1998 he served as an advisor to MCI for its wireless strategies prior to joining ClearComm as the CEO of its U.S. business and a member of its board. Since 1998, he has worked with selected start-ups as a senior advisor. Mr. Tooloee also has ongoing relationships with SigmaOne Communications, eCommerce Networks, and Magic Bubble, among others. Mr. Tooloee holds degrees in mechanical engineering and management science from Stanford University.

    Loren Israelsen resigned from our Board of Directors on December 28, 2000.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

    Based solely on its review of the copies of such forms furnished to the Company and the written representations that no other reports were required, the Company believes that, during the period from January 1, 2000 to December 31, 2000, all officers, directors and beneficial owners of more than 10% of the Common Stock complied with all Section 16(a) requirements, except as described herein. Mr. Tooloee did not timely file his Form 3, which untimely filing was subsequently corrected. Each of Mr. Israelsen and Mr. Titus was late in filing a Form 4, which untimely filing was subsequently corrected. Each of Ms. Conte, Dr. Reaven, Mr. Berg and Mr. Tooloee was late in filing a Form 5, which untimely filing was subsequently corrected.

Item 11. Executive Compensation

Compensation of Directors

    Each non-employee Board member receives an annual retainer fee of $10,000, provided the non-employee Board member attends at least 75% of the Board meetings. In addition, non-employee Board members are reimbursed for reasonable expenses incurred in connection with their attendance at such meetings. All of the non-employee Board members did not receive such annual retainer fee in 2000.

    Under the revised Automatic Option Grant Program in effect under the 1992 Plan, a special one-time option grant was made on February 1, 2000 to each individual serving as a non-employee Board member at that time. The option allowed such non-employee Board member to purchase that number of shares of Common Stock equal to one half of one percent (0.5%) of the number of voting shares of the Company's capital stock outstanding at that time. Each individual who first joins the Board as a non-employee Board member will, upon his or her initial appointment or election to the Board, receive a special one-time option grant for number of shares of Common Stock equal to one half of one percent (0.5%) of the number of voting shares of the Company's capital stock outstanding on February 1, 2000, provided such individual has not previously been in the Company's employ. Such grant will be lieu of the 1,000-share option grant currently provided under the program for newly-appointed or elected non-employee Board members and the number of shares subject to such grant will be adjusted for any subsequent changes in the Company's capital structure resulting from stock dividends, stock splits, or other similar transactions. Each automatic option grant will have a maximum term of 10 years. Each automatic grant will become exercisable for the option shares in a series of 48 successive equal monthly installments over the optionee's period of continued Board service, measured from the grant date. Prior option grants under the program, all of which have been surrendered, vested in a series of 24 successive equal monthly installments measured from the applicable grant date. The option would, however, become immediately exercisable for all the option shares upon certain changes in control or ownership of the Company.

    Messrs. Israelsen and Titus, each received, on April 18, 2000, an option grant for 100,000 shares of Common Stock under the 1992 Plan with an exercise price per share of $0.25. The option grants were surrendered upon issuance of new option grants on June 2, 2000.

    Messrs. Berg, Israelsen, Raab and Tooloee each received, on June 2, 2000, an option grant for 177,808 shares of Common Stock under the 1992 Plan with an exercise price per share of $0.03. Messrs. Israelsen and Titus, each received, on June 2, 2000, an option grant for 277,804 shares of Common Stock under the 1992 Plan with an exercise price per share of $0.03. Shares vest over 24 successive months. All prior option grants have been surrendered upon issuance of new option grants on June 2, 2000.

    Upon joining the Board, Mr. Scannell received, on August 7, 2000, an option grant for 151,514 shares of Common Stock under the 1992 Plan with an exercise price per share of $0.1094. Messrs. Berg, Bellamy, Raab and Israelsen are no longer members of our Board of Directors.

    No other compensation was paid or accrued for directors of the Company with respect to their 2000 services as directors of or consultants to the Company.

Compensation of Executive Officers

    The following table sets forth the compensation earned, for services rendered in all capacities to the Company, for each of the last three fiscal years by (i) the Company's Chief Executive Officer and (ii) the four other highest paid executive officers serving as such at the end of the 2000 fiscal year whose salary and bonus for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer who would otherwise have been included in such table on the basis of fiscal year 2000 salary and bonus resigned or terminated employment during the year.

SUMMARY COMPENSATION TABLE

							Long-Term Compensation
		Annual Compensation
							Awards
						Other Annual Compensation ($)
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)			Securities Underlying Options/SARs (#)		All Other Compensation ($)
Lisa A. Conte Director, President, Chief Executive Officer and Chief Financial Officer	2000 1999 1998	231,883 287,700 311,537	(2) (4) (6)	— — 3,000	(7)	— — —	2,003,125 2,489,331 2,045	(3) (5) (5)	— — —
Steven R. King, Ph.D. Chief Operating Officer and Senior Vice President, Ethnobotany and Conservation	2000 1999 1998	179,625 173,872 179,329		— — 3,000	(7)	— — —	2,186,947 775,000 149	(5) (5)	— — —
Thomas F. White Senior Vice President, Commercial Strategy and Chief Sales and Marketing Officer	2000 1999 1998	181,387 176,202 —		— — —		— — —	936,947 533,417 —	(5)	— — —
Thomas Carlson, M.D.(8) Vice President, Medical Ethnobotany	2000 1999 1998	138,301 157,467 157,800		— — 3,000	(7)	— — —	1,201,463 527,000 3	(5) (5)	— — —

John W.S. Chow, Ph.D. Vice President, Technical Operations	2000 1999 1998	139,439 166,447 113,807	— — 10,000	(9)	— — —	1,101,875 372,000 65	(5) (5)	74,170 77,712 56,281	(10) (10) (11)

(1)
Includes amounts deferred under the Company's Internal Revenue Code Section 401(k) Plan and the Company's Section 125 Plan.

(2)
Includes $31,085 attributable to childcare costs.

(3)
Does not include 5,000,000 shares of option granted on June 2, 2000. Shares were voluntarily surrendered for cancellation on December 12, 2000.

(4)
Includes $58,489 and $2,366 attributable to childcare costs and family travel, respectively.

(5)
All previously granted options were surrendered for cancellation upon issuance of new option grant in June 2000.

(6)
Includes $59,573 and $13,431 attributable to childcare costs and family travel, respectively.

(7)
Represents all employees bonus paid in 1998 for achievement of the Company's milestones in 1997.

(8)
Dr. Carlson's position was eliminated in March 2001.

(9)
Represents sign-on bonus.

(10)
Represents indebtedness for which repayments were forgiven in 2000 and 1999.

(11)
Includes $53,000 as housing subsidy and $3,281 for travel expenses in 1998.

    The following table contains information concerning the grant of stock options under the 1992 and 1999 Stock Option Plans to the Named Officers during the 2000 fiscal year. Except for the limited stock appreciation right described in footnote (2) below which formed part of the option grant made to each Named Officer, no stock appreciation rights were granted to such Named Officers during the 2000 fiscal year.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
Individual Grants
% of Total Options Granted to employees in Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted(#)(2)				Exercise Price ($/Share)(3)		Expiration Date	5% 12/31/00		10% 12/31/00
Lisa A. Conte	5,000,000 1,250,000 753,125	(4) (5) (7)	18.90 4.73 2.85	% % %	$ $ $	0.03 0.03 0.01	06/02/10 06/02/10 12/12/10	0 121,521 50,004	(4)	0 215,714 84,084	(4)
Steven R. King, Ph.D.	2,000,000 186,947	(6) (7)	7.56 0.71	% %	$ $	0.03 0.01	06/02/10 12/12/10	194,433 12,412		345,143 20,872
Thomas F. White	750,000 186,947	(6) (7)	2.84 0.71	% %	$ $	0.03 0.01	06/02/10 12/12/10	72,913 12,412		129,428 20,872
Thomas Carlson, M.D.(8)	1,054,000 147,463	(6) (5)	3.98 0.56	% %	$ $	0.03 0.01	06/02/10 12/12/10	102,466 9,791		181,890 16,464
John W.S. Chow, Ph.D.	744,000 186,000 171,875	(6) (5) (7)	2.81 0.70 0.65	% % %	$ $ $	0.03 0.03 0.01	06/02/10 06/02/10 12/12/10	72,329 18,082 11,412		128,393 32,098 19,189

(1)
Potential realizable value is based on assumption that the market price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year option term. There can be no assurance that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level.

(2)
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

(4)
Shares were surrendered for cancellation on December 12, 2000.

(5)
The option is exercisable on September 2, 2000.

(6)
The option is exercisable on October 17, 2000 for 18.75% of the optioned shares; 2.08% of the optioned shares vest on November 2, 2000; and remaining 79.17% vest in 19 equal monthly installments upon the completion of each additional month of employment service, commencing November 2, 2000.

(7)
The option is immediately exercisable on the date of grant.

(8)
Dr. Carlson's position was eliminated in March 2001.

Option Exercises and Holdings

    The following table provides information with respect to the Named Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year (as of December 31, 2000). No stock appreciation rights were exercised during such fiscal year, and except for the limited stock appreciation right described in Footnote (2) to the Stock Option/SAR Grants Table which forms part of each outstanding stock option, no stock appreciation rights were outstanding at the end of that fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

		Value Realized (Market price at exercise date less exercise price) ($)			Value of Unexercised In-the-Money Options at FY-End (Market price of shares at FY-End less exercise price) ($)(1)
			No. of Securities Underlying Unexercised Options at FY-End (#)
	Shares Acquired on Exercise (#)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Lisa A. Conte	—	—	2,003,125	—	$17,466	—
Steven R. King, Ph.D.	—	—	686,883	1,500,064	$4,563	$1,800
Thomas F. White	—	—	374,423	562,524	$4,188	$675
Thomas Carlson, M.D.(2)	—	—	410,930	790,533	$3,442	$949
John W.S. Chow, Ph.D.	—	—	543,851	558,024	$4,090	$670

(1)
Based on the fair market value of the Company's Common Stock on December 31, 2000 of $0.0312 per share, the last sale price for Common Stock as quoted on the OTC Bulletin Board.

(2)
Dr. Carlson's position was eliminated in March 2001.

Option Repricings

    On June 2, 2000, the Company implemented a special option cancellation/regrant program for all of its employees and non-employee Board members. Each individual was given the opportunity to surrender his or her existing options under the 1999 Plan in return for a new option grant with an exercise price of $0.03 per share. Each of the Named Officers participated in the option cancellation/regrant program. Options for a total of 4,696,748 shares with an exercise price of $0.34 for the Named Officers were surrendered for cancellation and new options for a total of 10,984,000 shares with an exercise price of $0.03 per share were granted.

Employment Contracts, Termination Agreements and Change of Control Agreements

    On March 15, 1999, the Board of Directors approved a Change in Control provision concerning severance benefits for key executives. Pursuant to the provision, should their employment with the Company terminate within 12 months after a Change in Control, for any reason other than for cause, they will be entitled to receive in one lump sum payment the cash equivalent of 12 months of base salary plus any benefits to which they would otherwise be entitled. In connection with these severance benefits, the Company has agreed to pay the premiums for any COBRA coverage to which these individuals or their spouse or dependents are entitled under a Company sponsored medical plan after a Change in Control. In addition, in the event of a Change in Control, all of the options held by such key executives will automatically become fully vested and exercisable. Such executives' exercisable shares will be fixed at the termination of their employment, and they will have a period of 90 days from their termination date to purchase such exercisable shares, as set forth in the stock option agreements applicable to their options.

    On March 30, 1998, the Company entered into a letter agreement with John W.S. Chow, Ph.D., pursuant to which he served as Vice President, Technical Operations. Pursuant to the letter agreement, Dr. Chow is paid an annual salary of $165,000 in addition to the sign-on bonus paid to him in the amount of $10,000, and he was reimbursed for closing costs incurred in the sale of his former residence in New Jersey and the purchase of his new residence in the Bay Area. Dr. Chow was also granted an option for 50 shares of Common Stock on May 15, 1998 with an exercise price per share of $4,937.50, the fair market value per share of Common Stock on that date. Dr. Chow was also granted an additional 15 shares of Common Stock on May 15, 1998 with an exercise price of $4,937.50, the fair market value per share of Common Stock on that date. Dr. Chow surrendered these options upon granting the Series R Preferred Stock option on December 14, 1999. The Company further agreed to pay Dr. Chow's reasonable moving expenses in an amount not to exceed $20,000 and to provide him with an apartment for up to four months at a rental not to exceed $2,500 per month. Should the Company terminate Dr. Chow's employment for any reason other than for cause prior to May 1, 2001, the Company will continue to pay Dr. Chow's base salary plus benefits on a monthly basis for up to six months or until Dr. Chow obtains near full-time employment or consulting of at least 80% of his time, whichever occurs sooner. The Company also extended a $300,000 loan to Dr. Chow in connection with his purchase of a new residence in the Bay Area. See "Certain Relationships and Related Transactions."

    None of the Company's other executive officers have employment agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors. As administrator of the Plan, the Compensation Committee has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer and the Company's other executive officers or any unvested shares actually held by those individuals under the Plan upon a change in control of the Company effected through a successful tender offer for more than 50% of the Company's outstanding voting securities or through a change in the majority of the Board as a result of one or more contested elections for Board membership.

Compensation Committee Interlocks and Insider Participation

    During the 2000 fiscal year, Herbert H. McDade and Adrian D.P. Bellamy, who were then members of the Board of Directors, served as members of the Compensation Committee of the Board of Directors. No member of the Compensation Committee was, at any time during the 2000 fiscal year or at any earlier time, an officer or employee of the Company. Messrs. McDade and Bellamy resigned from the Board and the Compensation Committee in April 2000 and July 2000, respectively. No replacements were named.

    No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Common Stock as of April 23, 2001 by (i) all persons who are beneficial owners of five percent or more of the Common Stock, (ii) each director, (iii) the Named Officers in the Summary Compensation Table above and (iv) all current directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 23, 2001 are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based upon such information furnished by such owners, have sole investment power with respect to such shares, subject to community property laws where applicable.

	Shares of Common Stock Owned
Name and Address of Beneficial Owner(1)	Number		Percent(2)
Tradewinds Debt Strategies Fund, L.P.(6)(8) c/o Tradewinds Financial Corporation 591 Redwood Highway, Suite 2355 Mill Valley, CA 94941	8,664,521	(3)	8.00%
Vulcan Ventures, Inc 505 Union Station 505 Fifth Avenue South, Suite 900 Seattle, WA 98104	8,676,476	(4)	7.98%
Selima International S.A. Via Espana 2000 Panama	6,985,870	(5)	6.62%
Scott P. Peters(6) c/o Tradewinds Financial Corporation 591 Redwood Highway, Suite 2355 Mill Valley, CA 94941	9,413,699	(7)	8.94%
Robert R. Scannell(8)	9,485,284	(9)	9.00%
Lisa A. Conte	2,094,014	(10)	2.02%
Thomas Carlson, M.D.(11)	555,085	(12)	*
John W.S. Chow	750,536	(13)	*
Steven R. King, Ph.D.	1,202,404	(14)	1.16%
Gerald R. Reaven, M.D.	218,560	(15)	*
Thomas F. White	565,032	(16)	*
M. David Titus	322,979	(17)	*
Nezam Tooloee	281,132	(18)	*
Directors and officers as a group	15,475,025	(19)	14.96%

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

(2)
Percentage of beneficial ownership is calculated assuming 103,464,136 shares of common stock were outstanding as of April 23, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days April 23, 2001, are included in the number of shares outstanding for computing the percentage of the person holding such option or warrant but are not included in the number of shares outstanding for computing the percentage of any other person.

(3)
Includes 4,800,000 shares issuable upon exercise of outstanding warrants within 60 days of April 23, 2001.

(4)
Includes 5,258,323 shares issuable upon exercise of outstanding warrants within 60 days of April 23, 2001. Does not include 20,000 shares of Series C Preferred Stock which is convertible to a certain number of shares of common stock, such number which shall be determined in accordance with Shaman's certificate of incorporation. The certificate of incorporation prohibits conversion of the Series C Preferred Stock to the extend such conversion would cause the holder's beneficial ownership of Common Stock to exceed 4.9% of the outstanding shares of Common Stock.

(5)
Includes 2,088,333 shares issuable upon exercise of outstanding warrants within 60 days of April 23, 2001.

(6)
Mr. Scott Peters is an affiliate of Tradewinds Debt Strategies Fund, L.P., with voting and dispositive power over the shares of such entities. Therefore, Mr. Peters may be deemed the beneficial owner of such shares. Mr. Peters disclaims beneficial ownership of such shares.

(7)
Includes 706,667 shares issuable upon exercise of outstanding warrants within 60 days of April 23, 2001, 666,988 shares held by Atlas Defined Contribution Plan, of which 186,667 shares are issuable upon exercise of outstanding warrants within 60 days of April 23, 2001 and 4,759,151 shares held by Tradewinds Offshore Fund, Ltd., of which 1,000,000 shares are issuable upon exercise of outstanding warrants within 60 days of April 23, 2001.

(8)
Mr. Robert Scannell is an affiliate of Tradewinds Debt Strategies Fund, L.P., with voting and dispositive power over the shares of such entities. Therefore, Mr. Scannell may be deemed the beneficial owner of such shares. Mr. Scannell disclaims beneficial ownership of such shares.

(9)
Includes 400,000 shares issuable upon exercise of outstanding warrants and 63,134 shares issuable upon exercise of options within 60 days of April 23, 2001, 2,464,007 shares held by Feehan Partners, L.P., of which 506,667 shares are issuable upon exercise of outstanding warrants within 60 days of April 23, 2001 and 4,759,151 shares held by Tradewinds Offshore Fund, Ltd., of which 1,000,000 shares are issuable upon exercise of outstanding warrants within 60 days of April 23, 2001.

(10)
Includes 77,500 shares issuable upon exercise of outstanding warrants and 2,003,125 shares issuable upon exercise of options within 60 days of April 23, 2001.

(11)
Dr. Carlson's position was eliminated in March 2001.

(12)
Represents 12,400 shares issuable upon exercise of outstanding warrants and 542,685 shares issuable upon exercise of options within 60 days of April 23, 2001.

(13)
Represents 20,677 shares issuable upon exercise of outstanding warrants and 729,859 shares issuable upon exercise of options within 60 days of April 23, 2001.

(14)
Includes 15,500 shares issuable upon exercise of outstanding warrants and 1,186,904 shares issuable upon exercise of options within 60 days of April 23, 2001.

(15)
Includes 218,559 shares issuable upon exercise of options within 60 days of April 23, 2001.

(16)
Includes 561,931 shares issuable upon exercise of options within 60 days of April 23, 2001.

(17)
Includes 277,804 shares issuable upon exercise of options within 60 days of April 23, 2001.

(18)
Includes 177,808 shares issuable upon exercise of options within 60 days of April 23, 2001.

(19)
Represents total shares held by directors and officers listed above. Includes 126,077 shares issuable upon exercise of outstanding warrants, 5,698,675 shares issuable upon exercise of options within 60 days of April 23, 2001 and 9,485,284 shares beneficially owned by Mr. Scannell.

Item 13. Certain Relationships and Related Transactions

    On June 17, 1998, the Company loaned $300,000 to John W.S. Chow, Ph.D., the Vice President, Technical Operations, to reimburse him for a reasonable difference between the purchase price of his residence in the Bay Area and the cost of comparable housing in New Jersey, his former state of residence. The loan is evidenced by his promissory note of the same date which will become due and payable in a series of five successive equal annual installments, with the first such installment due on June 25, 1999. The note will bear interest at a variable per annum rate equal to the short-term applicable federal rate in effect under the federal tax laws for January of each calendar year the loan remains outstanding. Accordingly, the interest rate in effect for the period Dr. Chow's note was outstanding during the 1998 calendar year was 5.52%. Accrued and unpaid interest will become due and payable each year on the same date the principal installment for that year becomes payable. Each installment of principal and accrued interest will automatically be forgiven as that installment becomes due, provided Dr. Chow continues in the Company's employ. However, the entire unpaid balance of the note, together with all accrued and unpaid interest, will become immediately due and payable upon Dr. Chow's termination of employment with the Company prior to June 25, 2003, unless Dr. Chow's employment is involuntarily terminated by the Company other than for cause. In the event (i) the Company terminates Dr. Chow's employment for any reason other than for cause or (ii) Dr. Chow's employment terminates by reason of his death or disability, then the entire principal balance of the note plus accrued interest will be forgiven. The Company is currently renegotiating the terms of Dr. Chow's employment agreement.

    On February 28, 2001, Shaman borrowed $188,000 from Anthony Conte, father of Lisa Conte, our President and Chief Executive. The note bears interest at the annual rate of 10% per annum and is due and payable on or before April 1, 2001. The note is secured by Shaman's SP-303 and Diabetes intellectual properties. The note was re-paid in April 2001.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit Number	Description
23.1	Consent of BDO Seidman LLP, Independent Auditors.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2001	SHAMAN PHARMACEUTICALS, INC.
	By:	/s/ LISA A. CONTE Lisa A. Conte President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LISA A. CONTE Lisa A. Conte	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive and financial officer)	April 27, 2001
/s/ ROBERT W. SCANNELL* Robert W. Scannell	Director	April 27, 2001
/s/ M. DAVID TITUS* M. David Titus	Director	April 27, 2001
/s/ NEZAM TOOLOEE* Nezam Tooloee	Director	April 27, 2001
* By:	/s/ LISA A. CONTE Lisa A. Conte, Attorney-in-Fact	April 27, 2001

QuickLinks

EXPLANATORY NOTE
SHAMAN PHARMACEUTICALS, INC. FORM 10-K/A AMENDMENT NO. 1 TO 2000 ANNUAL REPORT TABLE OF CONTENTS PART III
PART III
SUMMARY COMPENSATION TABLE
OPTION/SAR GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
SIGNATURES