Form 10-Q
period 2001-03-31
SHAMAN PHARMACEUTICALS INC
filed 2001-05-15
CIK 891933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21022

SHAMAN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3095806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

213 East Grand Avenue, South San Francisco, CA	94080
(Address of principal executive offices)	(ZIP Code)

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

                                        Yes       ☒                      No ☐

Number of shares of Common Stock, $.001 par value, outstanding as of May 11, 2001:  103,464,136

SHAMAN PHARMACEUTICALS, INC.

INDEX FOR FORM 10-Q

March 31, 2001

             All information contained in this Report on Form 10-Q reflects a 1-for-20 reverse stock split of the common stock effected on June 22, 1999 and a 1-for-50 reverse stock split of the common stock effected on January 31, 2000.

PART I   FINANCIAL INFORMATION

SHAMAN PHARMACEUTICALS, INC.
(Debtor-In-Possession)
STATEMENTS OF NET ASSETS IN LIQUIDATION

	Statements of Net Assets In Liquidation As Of
	March 31, 2001	December 31, 2000
A S S E T S	(unaudited)
Current assets:
Cash and cash equivalents	$92,353	$75,285
Restricted cash	-	214,186
Accounts receivable	18,992	36,600
Property and equipment, net, held for sale	19,444	1,159,389
Lease receivable	684,759	-
Other assets	126,164	190,032
Total assets	$941,712	$1,675,492

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIENCY
Liabilities not subject to compromise:
Accounts payable and other accrued expenses	$335,496	$1,307,290
Bridge loans	561,845	780,000
Deferred gain on lease assignment	226,722	-
Accrued reorganization costs	448,942	1,000,000
Accrued clinical trial costs	-	627,882
Accrued professional fees	-	713,702
Accrued compensation	-	268,133
Accrued interest	-	144,375
Accrued restructuring costs	-	1,800,000
Liabilities subject to compromise	7,324,106	-
Current installments of long-term obligations	-	2,821,980
Total liabilities	8,897,111	9,463,362

Preferred stock	2,192,000	2,197,000
Stockholders’ deficiency:
Common stock	103,464	102,226
Additional paid-in capital	193,141,185	193,127,430
Deferred compensation and other adjustments	(404,478)	(476,536)
Accumulated deficit	(202,987,570)	(202,737,990)
Total stockholders’ deficiency	(10,147,399)	(9,984,870)
Total liabilities and stockholders’ deficiency	$941,712	$1,675,492

NOTE:  The statement of net assets in liquidation at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to condensed financial statements.

SHAMAN PHARMACEUTICALS, INC.
Debtor-In-Possession
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000

Revenues:
Product Sales	$31,858	$52,869
License agreements	200,000	-
Total revenues	231,858	52,869

Operating expenses:
Cost of goods sold	-	13,366
Research and development	-	993,161
Marketing, general and administrative	490,667	1,221,135
Restructuring costs	-	-
Total operating expense	490,667	2,227,662

Loss from operations	(258,809)	(2,174,793)

Interest income	-	16,193
Interest expense (cash) (contractual interest $65,065 for the quarter in 2001)	(21,645)	(153,519)
Interest expense (non-cash)	-	(2,880,161)
Gain from lease assignment and sales of fixed assets	30,874	-
Net (loss)	(249,580)	(5,192,280)
Preferred Stock dividends	-	(2,478,520)
Net loss applicable to common stockholders	$(249,580)	$(7,670,800)
Basic and diluted net loss per common share	-	(0.32)

Shares used in the calculation of basic and diluted net loss per common share	102,465,183	24,217,000

See Notes to condensed financial statements.

SHAMAN PHARMACEUTICALS, INC.
Debtor-In-Possession
CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Operating activities:

Net loss	$(249,580)	$(5,192,280)

Adjustments to reconcile net loss applicable to Common Stockholders to net cash used in operating activities:
Depreciation	149,705	169,574

Amortization of deferred compensation	72,058	-

Gain from assignment of lease and sales of fixed assets	(30,875)	-

Non cash interest expense on amortization of debt discounts and beneficial conversion	-	2,870,455

Reorganization costs	(551,058)	-

Payment of interest in Common Stock	-	13,947

Issuance of convertible promissory notes to consultants for services rendered	-	150,000

Changes in operating assets and liabilities:

Trade accounts receivable	17,608	8,353

Inventory	-	(160,608)

Prepaid expenses, current assets and other assets	63,868	(76,831)

Accounts payable, accrued professional fees, accrued compensation, accrued clinical trial costs and deferred gain	57,639	(150,703)
Net cash used in operating activities	(470,635)	(2,368,093)
Investing activities:

Proceeds from sales of fixed assets	16,703	-

Capital expenditures	-	(7,337)

Employee loans, net of repayments and forgiveness of interest	-	13,023
Net cash provided by investing activities	16,703	5,686
Financing activities:

Proceeds from issuance of secured promissory notes	461,000	-

Other Preferred Stock costs	-	(18,143)

Proceeds from exercise of stock options and warrants	10,000	739,670

Principal payments on long-term obligations	-	(651,412)

Proceeds from the issuance of convertible notes	-	3,350,000
Net cash provided by financing activities	471,000	3,420,115
Net increase in cash and cash equivalents	17,068	1,057,708

Cash and cash equivalents at beginning of period	75,285	1,171,798
Cash and cash equivalents at end of period	$92,353	$2,229,506

See Notes to condensed financial statements.

SHAMAN PHARMACEUTICALS, INC.
(Debtor-In-Possession)

NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

(1)        Reorganization and Basis of Presentation

             On January 5, 2001, we filed a Chapter 11 reorganization petition (the “Reorganization”) for protection under federal bankruptcy law in the United States Bankruptcy Court, Northern District of California (San Francisco) (the “Bankruptcy Court”).  As part of this Reorganization, we have petitioned the Bankruptcy Court to sell certain of the tangible and intellectual property assets of the Company in order to generate sufficient funds to pay existing, qualified creditors.  In addition, we anticipate filing our Plan of Reorganization with the Bankruptcy Court sometime in the second quarter of 2001.  We believe this plan will give us the best chance to the maximize value of specified products and/or assets currently in Shaman.  A more detailed discussion of the Reorganization will be available in our plan to be filed sometime in the second quarter of 2001.

             As a result of our Chapter 11 petition, we are operating as a Debtor-In-Possession under the Untied States Bankruptcy Code (the “Code”), which protects us from our creditors pending reorganization under the jurisdiction of the Bankruptcy Court.  As Debtor-In-Possession, we are authorized to operate our business but may not engage in transactions outside the ordinary course of business without approval from the Bankruptcy Court.  As part of the Reorganization process, we have attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims.

             In the Chapter 11 case, substantially all of our liabilities as of the filing date are subject to settlement under a plan of reorganization.  Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as a Debtor-In-Possession.  The Company files schedules with the Bankruptcy Court setting forth our assets and liabilities as of the filing date as reflected in the Company’s accounting records.  Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court.  The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable and may differ significantly from the amounts currently recorded. Under the Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review.  The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

             The Company’s financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”.  In addition, the financial statements have been prepared using accounting principles applicable to a liquidation, as the Company is in the process of selling off the majority of its assets.  All assets in the accompanying financial statements have been stated at estimated realizable values based on the lower of management’s best estimate of market or cost.  Similarly, liabilities have been reflected at estimated settlement amounts, with those secured by specific assets being offset against such assets.  The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

             The statements include reclassifications made to reflect the liabilities which have been deferred under the Chapter 11 proceedings as “Liabilities Subject to Compromise”.  As a result of the Reorganization, liabilities in the amount of $7.3 million are subject to compromise under the Plan of Reorganization.  The composition of the liabilities subject to compromise is outlined below:

Liabilities subject to Compromise
Account Payable and accruals	$2,805,000
Notes payable	2,596,000
Contacts payable	1,800,000
Interest payable	123,000
7,324,000

             While management believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the amount of the ultimate liabilities, the impact of such liabilities on a plan of reorganization or how such liabilities will be treated in a plan of reorganization.

             We anticipate filing our Plan of Reorganization with the Bankruptcy Court during the second quarter of 2001.  We believe this plan will give us the best chance to maximize the value of specified products and/or assets currently in Shaman.  We anticipate the sale of a majority of Shaman's assets, to include both tangible and intellectual property assets.  Assets to be sold may include Shaman’s public shell and associated net operating losses, pharmaceutical and dietary supplement patents and trademarks, plant material and rights to products currently in the product development pipeline.  Shaman is winding down its business and selling off its assets.  This wind-down is expected to be completed in mid-2001.

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

             Management’s estimate of expenditures, for which a provision has been recorded at December 31, 2000, to be incurred in connection with the Reorganization through June 30, 2001 is as follows (in thousands):

Category	Estimated Expenditures	Net Cash Outflow	Accrued Balance at March 31, 2001

Salaries and benefits	$800	453	347
Legal costs	120	65	55
Other professional fees	80	33	47
Total	$1,000	551	449

             Unless we are successful in our efforts to sell both tangible and intellectual property assets, we will be unable to fund our current operations beyond second quarter of 2001, which may result in the cessation of operations.   Even if we are successful in these efforts to sell both tangible and intellectual property assets, such funds may not be adequate to fund our operations on a long-term basis as cash resources will be used to satisfy our existing liabilities.

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year. This unaudited financial data should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2000.

2. Secured Bridge Promissory Notes

             In January 2001, Shaman executed Secured Bridge Promissory Notes  (the “Bridge Notes”) in the aggregate amount of $278,000 in favor of certain of its officers, directors, stockholders and outside non-bankruptcy legal counsel.  Each Bridge Note bore interest at the annual rate of 6.35% per annum and was due and payable on or before March 5, 2001.  Each Bridge Note was secured by a lien on certain assets of the Company. The Bridge Notes were re-paid in April 2001.

             Also in January 2001, Shaman executed Secured Promissory Notes (the “IP Notes”) in the aggregate amount of $561,845 (including the extension of some existing indebtedness) in favor of certain of its officers, directors, and stockholders. Each IP Note bears interest at the annual rate of 6.3% per annum and is due and payable on or before June 20, 2001.  Each IP Note is secured by Shaman’s SP-303 property.  The proceeds of both the Bridge Notes and the IP Notes will be used to finance operations during the commencement of bankruptcy proceedings and to pay the costs of the bankruptcy.

             In February 2001, with the approval of the Bankruptcy Court, Shaman borrowed $188,000 from a related party.  The note bore interest at the annual rate of 10% per annum and was due and payable on or before April 1, 2001.  The note was secured by Shaman’s SP-303 and Diabetes intellectual properties. The note was re-paid in April 2001.

3. Assumption and Assignment Lease

             In March 2001, Shaman entered into an agreement with Tularik, Inc. wherein Shaman agreed to assign the Industrial Lease Agreement dated January 1, 1993, as amended (the “Lease”) to Tularik.  The lease receivable is reflected on the balance sheet net of the notes payable secured by the proceeds from the lease assignment.  In April 2001, Tularik paid Shaman approximately $1.1 million for the assignment of the Lease.  Pursuant to this agreement, Tularik will lease space in this building back to Shaman without cost for six months.  Accordingly, the excess of the lease assignment proceeds over the carrying value of leasehold improvements has been recorded as a deferred gain, which will be recognized ratably over the six-month period.

4. License and Sales Agreement

             In March 2001, Shaman amended the License and Sale Agreement between Shaman and Metabolex, Inc. entered into in August 1999, whereby Metabolex Inc. will have additional commercialization rights, including the Nutritional Area but not including the area of Dietary Supplements with the exception of one previously licensed technology, made in October 1999, for which commercialization rights for dietary supplements was granted.  Also in March 2001, Shaman entered into an Asset Purchase Agreement with Metabolex, whereby Metabolex purchased, for $200,000, certain diabetes related assets of plants, extracts and compounds for research.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of current business

             We are focused on the discovery, development and marketing of novel, proprietary botanical dietary supplements derived from tropical plant sources.  In September 1999, we began implementing our commercialization efforts.  Our commercialization plans focus on the use of community building initiatives on the Internet and other distribution channels and is based on marketing our exclusive access to proprietary branded products.  We also have available for out-licensing a pipeline of botanical product candidates, as well as novel pharmaceutical product candidates for major human diseases developed by isolating active compounds from tropical plants with a history of medicinal use.

Overview of our new business plan and bankruptcy proceedings

             On January 5, 2001, we filed a Chapter 11 reorganization petition (the “Reorganization”) for protection under federal bankruptcy law in the United States Bankruptcy Court, Northern District of California (San Francisco) (the “Bankruptcy Court”).  As part of this Reorganization, we have petitioned the Bankruptcy Court to sell certain of the tangible and intellectual property assets of the Company in order to generate sufficient funds to pay existing, qualified creditors. We anticipate the sale of certain Shaman assets to include both tangible and intellectual property assets.  Assets to be sold may include Shaman’s public shell and associated net operating losses, pharmaceutical and dietary supplement patents and trademarks, plant material and rights to products currently in the product development pipeline.  In addition, we anticipate filing our Plan of Reorganization with the Bankruptcy Court sometime in the second quarter of 2001.  We believe this plan will give us the best chance to maximize the value of specified products and/or assets currently in Shaman.  A more detailed discussion of the Reorganization will be available in our plan to be filed sometime in the second quarter of 2001.

             As a result of our Chapter 11 petition, we are operating as a Debtor-In-Possession under the Untied States Bankruptcy Code (the “Code”), which protects us from our creditors pending reorganization under the jurisdiction of the Bankruptcy Court.  As a Debtor-In-Possession, we are authorized to operate our business but may not engage in transactions outside the ordinary course of business without approval from the Bankruptcy Court.  As part of the Reorganization process, we have attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims.

             In the Chapter 11 case, substantially all of our liabilities as of the filing date are subject to settlement under a plan of reorganization.  Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as a debtor-in-possession.  The Company files schedules with the Bankruptcy Court setting forth our assets and liabilities as of the filing date as reflected in the Company’s accounting records.  Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court.  The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable and may differ significantly from the amounts currently recorded. Under the Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review.  The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

Results of Operations for the Quarters Ended March 31, 2001 and 2000

             Net sales from our botanical dietary supplement products, Normal Stool Formula (“NSF”) and Syn X Bar were $32,000 for the quarter ended March 31, 2001 and $53,000 (NSF only) for the quarter ended March 31, 2000.

             We recorded license revenues of  $200,000 for the quarter ended March 31, 2001.  No license revenues were recognized for the quarter in 2000.  Revenues for 2001 resulted from the sale of certain diabetes related assets of plants, extracts and compounds to Metabolex, Inc.

             As a result of the Reorganization, we incurred no research and development expenses in the first quarter of 2001. We incurred  $993,000 in the first quarter of 2000, all of which was related to product enhancement.

             We incurred marketing, general and administrative expenses of $486,000 and $1.2 million for the quarter ended March 31, 2001 and 2000, respectively.  These expenses include administrative salaries, consulting, advertising, legal, travel and other operating expenses. Marketing, general and administrative expenses decreased $735,000 in 2001 compared to 2000, and were primarily due to the Reorganization.

             We recorded no interest income for the quarter ended March 31, 2001.  Interest income was $16,000 for the quarter ended March 31, 2000. Interest expense was $22,000 and $3.0 million for the quarter ended March 31, 2001 and 2000, respectively.  Interest expense in 2000 was primarily due to a $3.0 million non-cash interest expense related to beneficial conversion features and warrants issued in connection with the issuance of convertible promissory notes.

Reorganization and Restructuring Expenses

             In connection with the Plan of Reorganization discussed above and in Note 1 to the Financial Statements, Shaman has recorded a provision of $1.0 million for costs to be incurred during 2001 to execute this plan.

             Management’s estimate of expenditures, for which a provision has been recorded at December 31, 2000, to be incurred in connection with the Reorganization through June 30, 2001 is as follows (in thousands):

Category	Estimated Expenditures	Net Cash Outflow	Accrued Balance at March 31, 2001

Salaries and benefits	$800	453	347
Legal costs	120	65	55
Other professional fees	80	33	47
Total	$1,000	551	449

             Shaman anticipates receiving cash ranging from $1.5 million to $10.0 million from the sales of our tangible and intellectual property assets.  These amounts include the $1.0 million received in April 2001 from the assignment of our master lease. The high end of the range could be achieved if a "purchaser" of Shaman's public shell were able to realize and compensate Shaman for utilization of its approximately $175 million of Net Operating Loss carry-forwards.  No assurance can be provided that such a purchase will be identified or that proceeds received by Shaman will exceed those already received.

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

             The termination of 60 employees occurred on February 1, 1999.  The following table summarizes Shaman’s restructuring activities as of March 31, 2001 (in thousands).

Category	Total Restructuring Charges	Net Cash (Outflow) Inflow	Non-Cash Items	Accrued Balance at March 31, 2001

Severance and related charges	$325	$(325)	-	$-
Cancellation of contracts	1,310	(300)	790	1,800
Lipha S.A. settlement of claims	1,031	(1,031)	-	-
Gain on disposal of fixed assets	(38)	38	-	-
Reversal of estimated liabilities related to pharmaceutical operations	(450)	-	450	-
	$2,178	$(1,618)	1,240	$1,800

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

Liquidity and Capital Resources

             As of March 31, 2001, our cash, cash equivalents and investments totaled approximately $92,000, compared with $75,000 at December 31, 2000. We invest excess cash according to our investment policy which provides guidelines with regard to liquidity, type of investment, credit ratings and concentration limits.

             Cash used in operating activities for the quarter ended March 31, 2001 of $471,000 was due primarily to the net loss of $250,000 plus additional Reorganization costs of $551,000, offset by depreciation of $150,000. Cash used in investing activities for the quarter ended March 31, 2001 was $17,000.  Cash provided by financing activities for the quarter ended March 31, 2001 of $471,000 was due primarily to the issuance of secured promissory notes.

             In March 2001, Shaman entered into an agreement with Tularik, Inc. wherein Shaman agreed to assign the Industrial Lease Agreement dated January 1, 1993, as amended (the “Lease”) to Tularik.  In April 2001, Tularik paid Shaman approximately $1.1 million for the assignment of the Lease.

             In March 2001, Shaman amended the License and Sale Agreement between Shaman and Metabolex, Inc. entered into in August 1999, whereby Metabolex Inc. will have additional commercialization rights, including the Nutritional Area but not including the area of Dietary Supplements with the exception of one previously licensed technology, made in October 1999, for which commercialization rights for dietary supplements was granted.  Also in March 2001, Shaman entered into an Asset Purchase Agreement with Metabolex, whereby Metabolex purchased, for $200,000, certain diabetes related assets of plants, extracts and compounds for research.

             In February 2001, Shaman borrowed $188,000 from a related party.  The note bears interest at the annual rate of 10% per annum and is due and payable on or before April 1, 2001.  The note is secured by Shaman’s SP-303 and Diabetes intellectual properties. The note was re-paid in April 2001.

             In January 2001, Shaman executed Secured Bridge Promissory Notes  (the “Bridge Notes”) in the aggregate amount of $278,000 in favor of certain of its officers, directors, stockholders and outside non-bankruptcy legal counsel.  Each Bridge Note bears interest at the annual rate of 6.35% per annum and is due and payable on or before March 5, 2001.  Each Bridge Note is secured by a lien on certain assets of the Company. The Bridge Notes were re-paid in April 2001.

             Also in January 2001, Shaman executed Secured Promissory Notes (the “IP Notes”) in the aggregate amount of $561,845 (including the extension of some existing indebtedness) in favor of certain of its officers, directors and stockholders. Each IP Note bears interest at the annual rate of 6.3% per annum and is due and payable on or before June 20, 2001.  Each IP Note is secured by Shaman’s SP-303 property.  The proceeds of both the Bridge Notes and the IP Notes will be used to finance operations during the commencement of bankruptcy proceedings and to pay the costs of the bankruptcy.

             We expect to continue to incur losses through 2001. We need substantial working capital to fund our operations.   As of March 31, 2001, we had cash and cash equivalents balances of approximately $92,000. Additionally, we received approximately $1.1 million from the assignment of our master lease in April 2001, of which we used approximately $420,000 of the proceeds to pay off some of the secured promissory notes. On January 5, 2001, Shaman filed a Chapter 11 reorganization petition for protection under federal bankruptcy law.  As part of the Reorganization, we have petitioned the Bankruptcy Court to sell certain of the tangible and intellectual property assets in order to generate sufficient funds to pay existing, qualified creditors.  In addition, we anticipate filing our Plan of Reorganization with the Bankruptcy Court during the second quarter of 2001.  We believe this plan will give us the best chance to maximize value of specified products and/or assets currently in Shaman. We anticipate the sale of a majority of Shaman's assets, to include both tangible and intellectual property assets.  Assets to be sold may include Shaman’s public shell and associated net operating losses, pharmaceutical and dietary supplement patents and trademarks, plant material and rights to products currently in the product development pipeline. A more detailed discussion of the anticipated sale can be found in our Application to employ Sutter Securities as a financial advisor to sell our public shell and net operating losses and our Application to employ DoveBid to sell our intellectual property filed with the Bankruptcy Court on March 22, 2001.  Unless we are successful in our efforts to sell both tangible and intellectual property assets, we will be unable to fund our current operations beyond the second quarter of 2001, which may result in the cessation of operations.   Even if we are successful in these efforts to sell both tangible and intellectual property assets, such funds may not be adequate to fund our operations on a long-term basis as cash resources will be used to satisfy our existing liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

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

Certain Factors that May Affect Future Results

             This Form 10–Q contains, in addition to historical information, forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  The Company’s actual results could differ materially from the results discussed in the forward–looking statements.  Factors that could cause or contribute to such differences include those discussed below and also in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our Form 10-K and Form 10-K/A  for the fiscal year ended December 31, 1999.

Risks Associated with our Business

We recently filed for reorganization under the protection of the Bankruptcy Courts.

             In late 2000, the Company experienced a severe cash shortage due to the inability to realize anticipated capital from the assignment of our under-market property lease.  In response to this lack of funding, we took immediate action to restructure our organization and operations by filing in January 2001 a Chapter 11 reorganization petition for protection under federal bankruptcy law.  We currently operate our business as a Debtor-In-Possession.  To the extent that we are unable to effectuate the reorganization of our business, we may be unable to fund our current operations beyond the second quarter of 2001, which may result in the cessation of operations.

If we do not raise significant immediate capital, we will be unable to fund continuing operations and will likely be forced to cease operations

             As of March 31, 2001, we had cash and cash equivalents balances of approximately $92,000. Additionally, we received approximately $1.1 million from the assignment of our master lease in April 2001, of which we used approximately $420,000 to pay off some of the secured debt. As described above, we filed a Chapter 11 reorganization petition for protection under federal bankruptcy law.  As part of the Reorganization, we have petitioned the Bankruptcy Court to sell certain of the tangible and intellectual property assets in order to generate sufficient funds to pay existing, qualified creditors.  In addition, we anticipate filing a Plan of Reorganization with the Bankruptcy Court during the second quarter of 2001.  We believe this plan will give us the best chance to maximize value of specified products and/or assets currently in Shaman.  Unless we are successful in our efforts to sell both tangible and intellectual property assets, we will be unable to fund our current operations beyond the second quarter of 2001, which may result in the cessation of operations.   Even if we are successful in these efforts to sell both tangible and intellectual property assets, such funds may not be adequate to fund our operations on a long-term basis as cash resources will be used to satisfy our existing liabilities.

We have a history of operating losses, expect continuing losses and may never achieve profitability

             We have incurred significant losses in each year since our founding in 1989 and expect to continue to incur losses for the foreseeable future.  We incurred a net loss of approximately $250,000 for the quarter ended March 31, 2001.  As of March 31, 2001, our accumulated deficit was approximately $203.0 million.

             If we are to become and remain profitable, we will first need to, among other things, generate product revenues. To date, we have not generated any significant product sales and do not anticipate generating significant product sales in the near future.

Since we currently have no marketing staff, we may never achieve adequate sales and revenues to achieve profitability

             We currently have no marketing staff, thus are unable to produce revenue to fund our operations. We do not anticipate hiring marketing staff until our Plan of Reorganization is successfully implemented and additional capital is in place. There can be no assurance that either of these events will occur in a timely fashion.

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

If we fail to protect our intellectual property rights, we could lose our ability to stop competitors from using our trademarks or selling our products

             Our success will be substantially dependent on our proprietary technology.  We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property.  These means of protecting our proprietary rights may not be adequate.  Our trademarks are valuable assets that are very important to the marketing of our products.  Our policy is to pursue registrations for all of the trademarks associated with our key products.  We currently have 21 U.S. patents issued and 10 U.S. patent applications pending.  The pending patents may never be approved or issued.  Any issued patents may not provide sufficiently broad protection or may not prove valid or enforceable in actions against alleged infringers.  Others may independently develop similar products, duplicate any of our products or design around any of our patents.  In addition, many foreign countries may not protect our products and intellectual property rights to the same extent as the laws of the United States and there is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights.  Such differences may expose us to increased risks of commercialization in each foreign country in which we may sell products.  We also depend on unpatented trade secrets.  All of our employees have entered into confidentiality agreements.  However, others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets.  Our trade secrets may be disclosed or we may be unable to effectively protect our rights to unpatented trade secrets.  To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, disputes also may arise as to the rights in related or resulting know-how and inventions.  Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. In the event of litigation to determine the validity of any third party’s claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

If a third party were to bring an infringement claim against us, we would need to expend significant resources in our defense; if the claim were successful, we would need to obtain licenses or develop non-infringing technology

             The pharmaceutical industry and, to a lesser extent, the dietary supplement industry, is subject to frequent litigation regarding patent and other intellectual property rights.  Leading companies and organizations in these industries have numerous patents that protect their intellectual property rights in these areas.  Third parties may assert claims against us with respect to our existing and future products.  In the event of litigation to determine the validity of any third party’s claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel whether or not such litigation is determined in our favor.  In the event of an adverse result of any such litigation, among other requirements, we could be required to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation.  We may not be successful in developing non-infringing technology or in obtaining a license to use the technology on commercially reasonable terms.

“Penny Stock” regulations may impose restrictions on marketability of our stock

             The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors.  Accredited investors generally include investors that have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor’s spouse, a joint income of $300,000.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

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

             None.

Item 3.  Defaults in Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other information

             None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.48A*	Amendment No. 2 to License and Sale Agreement dated as of March 16, 2001, by and between Registrant and Metabolex, Inc.

	10.48B*	Asset Purchase Agreement dated as of March 16, 2001, by and between Registrant and Metabolex, Inc.

	10.53(1)	Security Agreement dated as of January 2, 2001 between Registrant and LDI Group, Inc., Feehan Partners, L.P., M. David Titus, Nezam Tooloee, Lisa A. Conte, Bay Venture Counsel, L.L.P., and Steven King.

	10.54(1)	Absolute Assignment of Rents dated as of January 2, 2001 between Registrant and LDI Group, Inc., Feehan Partners, L.P., M. David Titus, Nezam Tooloee, Lisa A. Conte, Bay Venture Counsel, L.L.P., and Steven King.

	10.55(1)	Form of Secured Bridge Promissory Note dated January 2, 2001 between Registrant and the Investors named therein.

	10.56(1)	Intercreditor Agreement dated January 2, 2001 by and among Registrant and Alcamin Anstalt, Tradewinds Debt Strategies Fund, L.P., Nezam Tooloee and Lisa A. Conte.

	10.57(1)	Security Agreement dated January 2, 2001 between Registrant and Alcamin Anstalt, Tradewinds Debt Strategies Fund, L.P., Nezam Tooloee and Lisa A. Conte.

	10.58(1)	Form of Security Promissory Note dated January 2, 2001 between Registrant and the Investors named therein.

	10.59*	Secured Bridge Promissory Note dated as of February 28, 2001, by and between Registrant and Anthony Conte.

	10.60*	Security Agreement dated February 28, 2001 between Registrant and Anthony Conte.

	10.61*	Sealed-Bid Auction Agreement dated as of March 1, 2001, by and between Registrant and DoveBid, Inc.

	10.62*	Financial Advisor Agreement dated as of March 14, 2001, by and between Registrant and Sutter Securities Incorporated.

	10.63A*	Stipulation Regarding Assumption and Assignment of Registrant’s Lease filed with the Bankruptcy Court on March 19, 2001

	10.63B*	Assignment of Lease Agreement dated as of March 22, 2001, by and between Registrant and Tularik Inc.

*  Filed herewith.

(1)   Incorporated by reference to exhibits filed on January 24, 2001 with Registrant’s Current Report on Form 8-K.
(b)        Current reports on Form 8-K that were filed during the quarter ended March 31, 2001.

             On January 24, 2001, the Company filed a Form 8-K covering the filing of its chapter 11 reorganization petition.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2001

SHAMAN PHARMACEUTICALS, INC.
(Registrant)

/s/ Lisa A. Conte
Lisa A. Conte
President, Chief Executive Officer and Chief Financial Officer
(on behalf of the Company and as principal executive officer and principal financial officer)